Form 10-Q
period 2019-12-31
Woodbridge Liquidation Trust
filed 2020-02-13
CIK 1785494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _____
Commission File Number: 000-56115

Woodbridge Liquidation Trust
(Exact name of registrant as specified in its charter)

Delaware	36-7730868
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employment Identification No.)

14140 Ventura Boulevard Suite 302 Sherman Oaks, California	91423
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 765-1550

Securities registered pursuant to Section 12(b) of the Act:	None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer,’’ ‘‘non-accelerated filer,’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act.

(Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☒  No ☐

Woodbridge Liquidation Trust
Form 10-Q
December 31, 2019

Index
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements

Woodbridge Liquidation Trust and Subsidiaries

Consolidated Statements of Net Assets in Liquidation As of December 31, and June 30, 2019
(Unaudited, $ in Thousands)

	12/31/2019	6/30/2019

Assets
Real estate assets held for sale, net (Note 3):
Single family homes under development	$234,690	$265,340
Real estate assets available for sale	137,806	216,336
Subtotal	372,496	481,676

Cash	98,830	34,998

Restricted cash (Note 4)	2,971	3,364

Other assets (Note 5)	3,596	2,436

Total assets	$477,893	$522,474

Liabilities
Accounts payable and accrued liabilities	$297	$441
Distributions payable	1,738	1,814
Accrued liquidation costs (Note 6)	141,275	190,248

Total liabilities	$143,310	$192,503

Commitments and Contingencies (Note 12)

Net Assets in Liquidation	$334,583	$329,971

See accompanying notes to unaudited consolidated financial statements.

Index
PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries

Consolidated Statements of Changes in Net Assets in Liquidation For the three and six months ended December 31, 2019
(Unaudited, $ in Thousands)

	Three Months Ended December 31, 2019	Six Months Ended December 31, 2019

Net Assets in Liquidation as of beginning of period	$333,582	$329,971

Change in assets and liabilities (Note 7):
Change in carrying value of assets and liabilities, net	960	4,535
Distributions reversed	41	77
Net change in assets and liabilities	1,001	4,612

Net Assets in Liquidation as of December 31, 2019	$334,583	$334,583

See accompanying notes to unaudited consolidated financial statements.

Index
PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries

Notes to Consolidated Financial Statements As of December 31, 2019
(Unaudited)

1)	Formation and Description of Business

Formation

Woodbridge Liquidation Trust (Trust) was established (i) for the purpose of collecting, administering, distributing and liquidating the Trust assets for the benefit of the Trust beneficiaries in accordance with the Liquidation Trust Agreement and the First Amended Joint Chapter 11 Plan of Liquidation of Woodbridge Group of Companies, LLC and Its Affiliated Debtors dated August 22, 2018 (as amended, modified, supplemented or restated from time to time; the Plan); (ii) to resolve disputed claims asserted against the Debtors; (iii) to litigate and/or settle causes of action; and (iv) to pay certain allowed claims and statutory fees, as required by the Plan. Woodbridge Group of Companies, LLC and its affiliated debtors are individually referred to herein as a Debtor and collectively as Debtors. The Trust was formed on February 15, 2019 (Plan Effective Date) as a statutory trust under Delaware law.

On the Plan Effective Date, in accordance with the Plan, (a) the following assets automatically vested in the Trust; (i) an aggregate $5,000,000 in cash from the Debtors for the purpose of funding the Trust’s initial expenses of operation; (ii) certain claims and Causes of Action; (iii) all of the outstanding equity interests of the Wind-Down Entity (as defined below); and (iv) certain other non-real estate related assets, (b) the equity interests of Woodbridge Group of Companies, LLC and Woodbridge Mortgage Investment Fund 1, LLC (together, the Remaining Debtors) were cancelled and new equity interests representing all of the newly issued and outstanding equity interests in the Remaining Debtors were issued to the Trust, (c) all of the other Debtors other than the Remaining Debtors were dissolved and (d) the real estate-related assets of the Debtors were automatically vested in the Trust’s wholly-owned subsidiary, Woodbridge Wind-Down Entity LLC (Wind-Down Entity) or one of the Wind-Down Entity’s 43 wholly-owned single member LLCs (Wind-Down Subsidiaries) formed to own the respective real estate assets. The Trust, the Remaining Debtors, the Wind-Down Entity and the Wind-Down Subsidiaries are collectively referred to herein as the Company.

On December 24, 2019, the Trust’s Registration Statement on Form 10 became effective under the Securities Exchange Act of 1934 (Exchange Act).

Description of Business

The Trust is prosecuting various Causes of Action acquired by the Trust pursuant to the Plan and is resolving claims by potential Trust beneficiaries.

Index
PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries

Notes to Consolidated Financial Statements As of December 31, 2019
(Unaudited)

As of December 31, 2019, the Wind-Down Subsidiaries are constructing twelve single-family homes, primarily located in Los Angeles, California. The Wind-Down Subsidiaries also own real estate that is available for sale including single-family homes also located in Los Angeles, California, lots, secured loans (performing and non-performing) and other properties.

The Company is required to liquidate its assets and distribute available cash to the Trust beneficiaries. The liquidation activities are carried out by the Trust, the Wind-Down Entity and the Wind-Down Subsidiaries. The Trust currently operates as one reportable segment comprised primarily of real estate assets held for sale.

Net assets in liquidation represent the remaining estimated aggregate value available to Trust beneficiaries upon liquidation, with no discount for the timing of proceeds (undiscounted).  Due to the unpredictability of real estate market values, as well as the uncertainty in the timing of liquidation of the real estate and other assets, net liquidation proceeds, other recoveries and actual liquidation costs may differ materially from the estimated amounts.

As more fully discussed in Note 2, the Company’s consolidated financial statements do not include any estimate of future recoveries from litigation and settlement, since the Company cannot reasonably estimate them.

No assurance can be given that total distributions will equal or exceed the estimate of net assets in liquidation presented in the consolidated statements of net assets in liquidation.

The Trust’s expectations about the amount of any additional distributions and when they will be paid are subject to risks and uncertainties and are based on certain estimates and assumptions, one or more of which may prove to be incorrect.  As a result, the actual amount of any additional distributions may differ materially, perhaps in adverse ways, from the Trust estimates. Furthermore, it is not possible to predict the timing of any additional distributions and such distributions may not be made within the timing referenced in the consolidated financial statements.

Index
PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries

Notes to Consolidated Financial Statements As of December 31, 2019
(Unaudited)

2)	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), including the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the consolidated financial statements for the unaudited interim period presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such period. These consolidated financial statements have been presented in accordance with Accounting Standards Codification (ASC) Subtopic 205-30, “Liquidation Basis of Accounting,” as amended by Accounting Standards Update (ASU) No. 2013-07, “Presentation of Financial Statements (Topic 205), Liquidation Basis of Accounting.”

All material intercompany accounts and transactions have been eliminated.

Use of Estimates

U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and for the period then ended. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically, and the carrying amounts of assets and liabilities are revised in the period that available information supports a change in the carrying amount.

Liquidation Basis of Accounting

Under Liquidation Basis of Accounting, all assets are recorded at their estimated net realizable value or liquidation value, which represents the estimated amount of net cash that will be received upon the disposition of the assets (on an undiscounted basis). The measurement of real estate assets held for sale is based on current contracts (if any), estimates and other indications of sales value, net of estimated selling costs. To determine the value of real estate assets held for sale, the Company considered the three traditional approaches to value (cost, income and sales comparison) commonly used by the real estate appraisal community. The applicability and relevancy of each valuation approach as applied may differ by asset. In most cases, the sales comparison approach was accorded the greatest weight. This approach compares a property to other properties with similar characteristics that have recently sold. To validate management’s estimate, the Company also considers opinions from qualified real estate professionals and local real estate brokers and, in some cases, obtained third party appraisals. The estimated selling costs range from 5.0% to 6.5%.

Index
PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries

Notes to Consolidated Financial Statements As of December 31, 2019
(Unaudited)

Liabilities, including estimated costs associated with implementing and completing the Plan, are measured in accordance with U.S. GAAP that otherwise applies to those liabilities. The Company has also recorded the estimated development costs to be incurred to prepare the assets for sale as well as the estimated holding costs to be incurred until the projected sale date and the estimated general and administrative costs to be incurred until the completion of the liquidation of the Company. When estimating development costs, the Company considered third party construction contracts and estimates of costs to complete based on construction status, progress and projected completion timing. Estimated development costs also include the costs of design and furnishings necessary to prepare and stage the homes for marketing. Holding cost estimates consider property taxes, insurance, utilities, maintenance and other costs to be incurred until the sale of the property is closed. Projected general and administrative cost estimates take into account operating costs through the liquidation of the Company.

These estimated amounts are presented in the accompanying consolidated statements of net assets in liquidation included in the consolidated financial statements.  All changes in the estimated liquidation value of the Company’s real estate held for sale, other assets and liabilities are reflected as a change to the Company’s net assets in liquidation.

On a quarterly basis, the Company reviews the estimated net realizable values and liquidation costs and records any significant changes. The Company will also revalue an asset when it is under contract for sale and the buyer’s contingencies have been removed. During the period when this occurs, the carrying value of the asset and the estimated closing and other costs will be adjusted, if necessary. If the Company has a change in its plan for the disposition of an asset, the carrying value will be adjusted to reflect this change in the period that the change is approved. The change in value may include the accrued liquidation costs related to the asset.

Litigation and Other Recoveries

As of December 31, 2019, the Trust is the plaintiff in several pending lawsuits.  These lawsuits are in their early stages and the Trust is unable to estimate the amount of recovery, if any, at this time. Accordingly, the Company has not recorded any amount for future recoveries from Causes of Action.  In addition, no estimate has been included for fair funds or forfeited assets in the accompanying consolidated financial statements since they also cannot be reasonably estimated. The amounts recovered may be material to the Company’s net assets in liquidation.

Index
PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries

Notes to Consolidated Financial Statements As of December 31, 2019
(Unaudited)

Other Assets

The Company recognizes recoveries from the settlement of Causes of Action when an agreement is executed and collectability is reasonably assured. Insurance claims are recognized when the insurance company accepts the claim or if a claim is pending and the recoverable amount can be estimated. In addition, the Company recognizes other amounts to be received based on contractual terms or when the amounts to be received are certain.

Accrued Liquidation Costs

The Company accrues for estimated liquidation costs to the extent they are reasonably determinable. These costs consist of (a) estimated development costs of the single-family homes under development, other project related costs, architectural and engineering, project management, city fees, bond payments (net of refunds), furnishings, marketing and other costs; (b) estimated holding costs, including property taxes, insurance, maintenance, utilities and other; and (c) estimated general and administrative costs including payroll, legal and other professional fees, trustee and board fees, rent and other office related expenses, interest on financing and other general and administrative costs to operate the Company.

Restricted Cash

Restricted cash includes cash that can only be used for certain specified purposes.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and restricted cash. At times, balances in any one financial institution may exceed the Federal Deposit Insurance Corporation insurance limits. The Company believes it mitigates this risk by depositing its cash in high-credit quality financial institutions.

Income Taxes

The Trust is intended to be treated as a grantor trust for income tax purposes and, accordingly, is not subject to federal or state income tax on any income earned or gain recognized by the Trust. The Trust’s beneficiaries will be treated as the owner of a pro rata portion of each asset, including cash and each liability received by and held by the Trust, and each beneficiary will be required to report on his or her federal and state income tax return his or her pro rata share of taxable income, including gains and losses recognized by the Trust. Accordingly, there is no provision for federal or state income taxes recorded in the accompanying consolidated financial statements.

Index
PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries

Notes to Consolidated Financial Statements As of December 31, 2019
(Unaudited)

The Company regularly analyzes its various federal and state filing positions and only recognizes the income tax effect in the consolidated financial statements when certain criteria regarding uncertain income tax positions have been met. The Company believes that its income tax positions would more likely than not be sustained upon examination by all relevant taxing authorities. Therefore, no provision for uncertain income tax positions has been recorded in the consolidated financial statements.

3)	Real Estate Assets Held for Sale

The Company’s real estate assets held for sale as of December 31, 2019, with comparative information as of June 30, 2019, is as follows ($ in thousands):

	December 31, 2019				June 30, 2019

	Number of Assets	Gross Value	Closing and Other Costs	Net Value	Number of Assets	Net Value
Single-family homes under development	12	$249,500	$(14,810)	$234,690	14	$265,340

Real estate assets available for sale:
Single-family homes	5	133,500	(7,300)	126,200	11	182,878
Lots	19	4,410	(332)	4,078	35	15,658
Secured loans	18	4,184	(209)	3,975	20	5,302
Other properties	13	3,740	(187)	3,553	15	12,498
Subtotal	55	145,834	(8,028)	137,806	81	216,336

Total	67	$395,334	$(22,838)	$372,496	95	$481,676

As of December 31, 2019, the single-family homes under development, except one, are located in the Los Angeles, California area. Of the real estate assets available for sale, all of the single-family homes are located in the Los Angeles, California area. Of the lots, two are located in Los Angeles, California and seventeen are located in Colorado. The loans are secured by properties located primarily in the Midwest and Eastern United States. The other properties are located primarily in Colorado, Hawaii and the Midwest United States.

During the three months ended December 31, 2019, the Company sold four single-family homes, six lots and one other property and collected a principal paydown on one secured loan for total net proceeds of approximately $82,967,000. During the six months ended December 31, 2019, the Company sold eight single-family homes, sixteen lots, settled two secured loans and sold two other properties and collected a principal paydown on one secured loan for total net proceeds of approximately $103,929,000.

Index
PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries

Notes to Consolidated Financial Statements As of December 31, 2019
(Unaudited)

4)	Restricted Cash

The Company’s restricted cash as of December 31, 2019, with comparative information as of June 30, 2019, is as follows ($ in thousands):

	December 31, 2019	June 30, 2019

Distributions related to unresolved claims and uncashed distribution checks, restricted by the Company	$1,734	$1,810

Fair Funds, legally restricted for distribution	1,237	1,237

Other	-	317

Total restricted cash	$2,971	$3,364

Index
PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries

Notes to Consolidated Financial Statements As of December 31, 2019
(Unaudited)

5)	Other Assets

The Company’s other assets as of December 31, 2019, with comparative information as of June 30, 2019, are as follows ($ in thousands):

	December 31, 2019	June 30, 2019

Insurance claim receivable	$1,900	$1,900

Settlement installments receivable	988	518

Other	708	18

Total other assets	$3,596	$2,436

Index
PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries

Notes to Consolidated Financial Statements As of December 31, 2019
(Unaudited)

6)	Accrued Liquidation Costs

The following is a summary of the items included in accrued liquidation costs as of December 31, 2019, with comparative information as of June 30, 2019 ($ in thousands):

	December 31, 2019	June 30, 2019
Development costs:
Construction costs	$86,939	$115,947
Construction warranty	2,870	3,955
Indirect costs	1,371	2,112
Bond refunds	(1,511)	(2,152)
Total development costs	89,669	119,862

Holding costs:
Property tax	4,884	6,087
Insurance	2,714	6,345
Maintenance, utilities and other	2,284	2,508
Total holding costs	9,882	14,940

General and administrative costs:
Legal and other professional fees	18,531	26,550
Payroll and payroll related	11,980	13,757
Board fees and expenses	3,403	3,995
State, local and other taxes	3,207	6,062
Marketing	1,403	1,583
Other	3,200	3,499
Total general and administrative costs	41,724	55,446

Total accrued liquidation costs	$141,275	$190,248

Index
PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries

Notes to Consolidated Financial Statements As of December 31, 2019
(Unaudited)

7)	Net Change In Assets and Liabilities

The following provides details of the net change in assets and liabilities during the three months ended December 31, 2019 ($ in thousands):

	Cash Activities	Remeasure- ment	Total

Real estate assets, net	$(82,967)	$(7,040)	$(90,007)

Cash	61,843	-	61,843

Restricted cash	(358)	-	(358)

Other assets	(968)	1,950	982

Total assets	$(22,450)	$(5,090)	$(27,540)

Accounts payable and accrued liabilities	$(365)	$117	$(248)

Accrued liquidation costs	(25,839)	(2,413)	(28,252)

Total liabilities	$(26,204)	$(2,296)	$(28,500)

Change in carrying value of assets and liabilities, net	$3,754	$(2,794)	$960

As a result of claims being disallowed, during the three months ended December 31, 2019 approximately $41,000 was released from the restricted cash account and distributions payable were reduced by the same amount.

Index
PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries

Notes to Consolidated Financial Statements As of December 31, 2019
(Unaudited)

The following provides details of the net change in assets and liabilities during the six months ended December 31, 2019 ($ in thousands):

	Cash Activities	Remeasure- ment	Total

Real estate assets, net	$(103,929)	$(5,251)	$(109,180)

Cash	63,832	-	63,832

Restricted cash	(394)	-	(394)

Other assets	(1,396)	2,556	1,160

Total assets	$(41,887)	$(2,695)	$(44,582)

Accounts payable and accrued liabilities	$(370)	$226	$(144)

Accrued liquidation costs	(46,231)	(2,742)	(48,973)

Total liabilities	$(46,601)	$(2,516)	$(49,117)

Change in carrying value of assets and liabilities, net	$4,714	$(179)	$4,535

As a result of claims being disallowed, during the six months ended December 31, 2019 approximately $77,000 was released from the restricted cash account and distributions payable were reduced by the same amount.

Index
PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries

Notes to Consolidated Financial Statements As of December 31, 2019
(Unaudited)

8)	Revolving Line of Credit

WB Propco, LLC, a subsidiary of the Wind-Down Entity is the borrower under a $21,985,000 revolving line of credit (LOC) with a financial institution. The Wind-Down Entity is a guarantor under the LOC. The LOC matures on May 1, 2020. Outstanding borrowings bear interest at the prime rate (the prime rate was 4.75% at December 31, 2019), provided however, that the interest rate can never be lower than 5.25% per annum. The interest rate is adjusted monthly. The carrying value of the collateral for the LOC was approximately $100,000,000 at December 31, 2019. As of December 31, 2019, WB Propco, LLC was in compliance with the financial covenants of the LOC.

No amounts were outstanding under the LOC as of December 31, 2019.

9)	Beneficial Interests

The following table summarizes the Liquidation Trust Interests (rounded) as of June 30, 2019 and December 31, 2019:

Liquidation Trust Interests	Class A	Class B

Outstanding at June 30, 2019	11,433,623	655,261

Allowed claims	84,855	21,334

5% enhancement for certain allowed claims	459	5

Settlement of claims by reducing Liquidation Trust Interests	(2,663)	(761)

Outstanding at December 31, 2019	11,516,274	675,839

Index
PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries

Notes to Consolidated Financial Statements As of December 31, 2019
(Unaudited)

At the Plan Effective Date, certain claims were disputed. As the claims are resolved, additional Class A and Class B Interests are issued for allowed claims and no Class A and Class B Interests are issued for disallowed claims. The following table summarizes the Trust’s unresolved claims relating to Liquidation Trust Interests (rounded) as of June 30, 2019 and December 31, 2019:

Liquidation Trust Interests	Class A	Class B

Reserved for unresolved claims at June 30, 2019	482,734	34,697

Allowed claims	(84,855)	(21,334)

Disallowed claims	(41,688)	(5,406)

Reserved for unresolved claims at December 31, 2019	356,191	7,957

10)	Distributions

No distributions were declared during the three or six months ended December 31, 2019. During the three and six months ended December 31, 2019, as claims were resolved, distributions of approximately $26,000 and $670,000, respectively, were paid from the restricted cash account relating to the Class A Interests that were issued.

In October 2019, approximately $112,000 was received from the Company’s transfer agent relating to distribution checks that were returned or not cashed. This amount was deposited into the restricted cash account and distributions payable were increased by the same amount.

11)	Related Party Transactions

Terry Goebel, a member of the Supervisory Board, is president and a principal owner of G3 Group LA, a construction firm specializing in the development of high-end luxury residences. G3 Group LA is owned by Terry Goebel and his son Kelly Goebel.  As of December 31, 2019, the Company is under contract with G3 Group LA for the development of one single-family home in the Los Angeles area. One additional construction contract was assumed by the buyer of a single-family home in November 2019. As of December 31, 2019, the amounts payable under these contracts was approximately $12,000,000, including payables under the contract assumed by a third party buyer in November 2019. During the three and six months ended December 31, 2019, approximately $1,654,000 and $5,924,000, respectively, was paid by the Company related to these contracts.

Index
PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries

Notes to Consolidated Financial Statements As of December 31, 2019
(Unaudited)

The liquidation trustee of the Trust is entitled to receive 5% of the total gross amount recovered by the Trust from the pursuit of Trust claims and Causes of Action. During the three and six months ended December 31, 2019, approximately $81,000 and $190,000 was accrued as amounts due to the liquidation trustee, respectively. As of December 31, and June 30, 2019, approximately $261,000 and $82,000, respectively was payable to the liquidation trustee. This amount is included in accounts payable and accrued liabilities in the accompanying consolidated statements of net assets in liquidation.

In November 2019, the Trust entered into an arrangement with Akerman LLP, a law firm based in Miami, Florida of which the liquidation trustee is a partner, for the provision, at the option of the Trust on an as-needed basis, of e-discovery and related litigation support services in connection with the Trust’s prosecution of the Causes of Action. Under the arrangement, the Trust is charged for the services at scheduled rates per task which, depending on specific task, include flat rates, rates based on volume of data processed, rates based on the number of data users, the hourly rates of Akerman LLP personnel, or other rates.

The executive officers of the Wind-Down Entity are entitled to a discretionary bonus based on the Wind-Down Entity achieving certain specified cumulative amounts of distributions to the Trust. Based on the carrying amounts of the net assets in liquidation included in the accompanying consolidated statements of net assets in liquidation, approximately $3,800,000 was accrued as of December 31, and June 30, 2019, as the estimated amount of the bonus including payroll taxes. This amount is included in the payroll and payroll related costs portion of accrued liquidation costs in the accompanying consolidated statements of net assets in liquidation.

12)	Commitments and Contingencies

As of December 31, 2019, the Company had construction contracts under which approximately $52 million was unpaid, including future costs and amounts payable.

The Company has a lease for its office space that expires on August 31, 2020. The amount of rent paid, including common area maintenance and parking charges, during the three and six months ended December 31, 2019 was approximately $68,000 and $135,000, respectively.

Index
PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries

Notes to Consolidated Financial Statements As of December 31, 2019
(Unaudited)

The Company is not presently the defendant in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company.

The Company is not aware of any environmental liabilities that it believes would have a material adverse effect on its net assets in liquidation.

13)	Subsequent Events

The Company evaluates subsequent events up until the date the unaudited consolidated financial statements are issued.

On January 2, 2020, a distribution in the amount of approximately $53,426,000 was declared which represents $4.50 per Class A Interest. Total distributions of approximately $51,188,000 were paid on January 10, 2020. A deposit of approximately $2,238,000 was made into a restricted cash account for distributions (a) payable in respect of Class A Interests that in the future may be issued upon the allowance of currently disputed claims, (b) payable to holders of Class A Interests who failed to cash distribution checks mailed in respect of the initial distribution and (c) payable in respect of allowed Class A Interests, the legal owners of which remain unidentified.

The following table summarizes the Trust’s claims relating to Class A and Class B Interests during the period from January 1, 2020 through February 12, 2020:

Liquidation Trust Interests	Class A	Class B

Reserved for unresolved claims at January 1, 2020	356,191	7,957

Allowed claims	-	-

Disallowed claims	(79,071)	-

Reserved for unresolved claims at February 12, 2020	277,120	7,957

During the period from January 1, 2020 through February 12, 2020, as claims were allowed, distributions of approximately $10,000 were paid from the restricted cash account relating to the Class A Interests that were issued. In addition, approximately $67,000 was paid from the restricted cash account relating to holders of Class A Interests that provided a current address or the legal owner of the Class A Interest was identified. As a result of claims being disallowed, approximately $652,000 was released from the restricted cash account and distributions payable was reduced by the same amount.

Index
PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries

Notes to Consolidated Financial Statements As of December 31, 2019
(Unaudited)

During the period from January 1, 2020 through February 12, 2020, the Company sold one lot and settled one secured loan and realized net proceeds of approximately $833,000. As of February 12, 2020, the Company had one single-family home under contract. Although the contingencies relating to this pending sale have been removed, no assurance can be given that the sale will close.

During the period from January 1, 2020 through February 12, 2020, the Trust recorded approximately $860,000 from the settlement of Causes of Action. The Company recorded approximately $42,000 as the amount due to the liquidation trustee.

A tender offer by Contrarian Liquidity Option, LLC and its affiliates to purchase up to 2,015,305 outstanding Class A Interests, which offer commenced on or about December 12, 2019 and was thereafter amended, expired at 5:00PM New York City time on January 31, 2020. Based on public filings by the offeror, an aggregate of 22,637.19 Class A Interests were tendered and received, and not validly withdrawn, prior to the expiration and the offeror accepted for payment all such Class A Interests.

Index
PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of Woodbridge Liquidation Trust and the related notes thereto. The Trust, the Remaining Debtors, the Wind-Down Entity and the Wind-Down Subsidiaries, as used herein, are defined in Note 1 to the consolidated financial statements and are collectively referred to herein as the Company.

Forward-Looking Statements

Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements. Those statements include, without limitation, financial guidance, and projections and statements with respect to expectations of future financial condition, changes in net assets in liquidation, cash flows, plan, targets, goals, objectives, and performance of the Company. Such forward-looking statements also include statements that are preceded by, followed by, or that include the words “believes”, “estimates”, “plans”, “expects”, “intends”, “is anticipated”, “will continue”, “project”, “may”, “could”, “would”, “should” and similar expressions, and all other statements that are not historical facts. All such forward-looking statements are based on the Trust’s current expectations and involve risks and uncertainties which may cause actual results to differ materially from those set forth in such statements. Such risks and uncertainties include the possibility of properties being sold for amounts that differ from the ascribed values, timing and amount of funds needed to complete construction of single-family homes, amount of general and administrative costs, the number and amount of successful litigations and/or settlements and the ability to recover thereon, the amount of funding required to continue litigations, interest rates, adverse weather conditions in the regions in which properties to be sold are located, economic and political conditions, changes in tax and other governmental rules and regulations applicable to the Trust and its subsidiaries and other risks and uncertainties identified in Item 1A. Risk Factors of the Company’s Registration Statement on Form 10, as amended, or contained in any of the Trust’s subsequent filings with the Securities and Exchange Commission (SEC). These risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Trust cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

Because of these factors, risks and uncertainties, the Company cautions against placing undue reliance on forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements are currently reasonable, any of the assumptions could be incorrect or incomplete, and there can be no assurance that forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date on which they are made. Except as may be required by law, the Company does not undertake any obligation to modify, update or revise any forward-looking statement to take into account or otherwise reflect subsequent events, corrections in or revisions of underlying assumptions, or changes in circumstances arising after the date that the forward-looking statements were made.

Index
PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Pursuant to the Plan, the Trust was formed on February 15, 2019 to hold, either directly or indirectly through the Wind-Down Entity and the Wind-Down Subsidiaries, the assets and equity interests formerly owned by the Debtors. Each of the real properties formerly owned by the Debtors was, as of February 15, 2019, owned by one of the Wind-Down Subsidiaries. The purpose of the Wind-Down Entity and the Wind-Down Subsidiaries is to develop (as applicable), market and sell those properties to generate cash. Assets formerly owned by the Debtors other than real estate assets and certain cash were transferred to the Trust. The purpose of the Trust is to receive remittances of cash from the Wind-Down Entity, to resolve disputed claims, to prosecute the Causes of Action, to pay allowed unimpaired claims and, subject to the payment of Trust expenses and the retention of various reserves, to make distributions of cash to Interestholders in accordance with the Plan.

The Trust operates pursuant to the Plan and the Trust Agreement. The Trust was formed as a Delaware statutory trust and is administered by the liquidation trustee under the supervision of its Supervisory Board. The Wind-Down Entity, a wholly-owned subsidiary of the Trust, operates pursuant to the Plan and the Wind-Down Entity LLC Agreement. The Wind-Down Entity was formed as a Delaware limited liability company and is administered by its Board of Managers, one of which is the chief executive officer. One member of the Board of Managers is also a member of the Supervisory Board of the Trust.

The Bankruptcy Court has retained certain jurisdictions regarding the Trust, the liquidation trustee, the Supervisory Board, the Wind-Down Entity, the Board of Managers, and assets of the Trust and the Wind-Down Entity, including the determination of all disputes arising out of or related to administration of the Trust and its subsidiaries.

As of December 31, 2019 and February 12, 2020, the number of Liquidation Trust Interests outstanding in each class is as follows:

Class of Interest	Number Outstanding

Class A Liquidation Trust Interests	11,516,274

Class B Liquidation Trust Interests	675,839

For each of the classes of Liquidation Trust Interests, the number of Liquidation Trust Interests outstanding will increase to the extent that the disputed claims become allowed claims. On December 24, 2019, the Trust’s Registration Statement on Form 10 became effective under the Exchange Act. As a result, the Class A Liquidation Trust Interests became transferable on that date.

Since the Plan Effective Date through December 31, 2019, the Wind-Down Subsidiaries have disposed of approximately 97 properties for aggregate net sales proceeds of approximately $183.73 million. During the period from January 1, 2020 through February 12, 2020, the Wind-Down Subsidiaries sold one lot and settled one secured loan and realized net proceeds of approximately $.83 million. As of February 12, 2020, the Company had one single-family home under contract. Although the contingencies relating to this pending sale have been removed, no assurance can be given that the sale will close.  There can be no assurance that the amount of net sales proceeds that the Company will receive in the future will be consistent with the amount received from the Plan Effective Date through December 31, 2019 or during the period from January 1, 2020 through February 12, 2020. The Wind-Down Entity expects that the liquidation of the Wind-Down Subsidiaries’ assets will be completed during the fiscal year ending June 30, 2022.

Index
PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Trust is required to be terminated, and the liquidation trustee discharged from duties, at such time as: (a) the liquidation trustee determines that the pursuit of additional causes of action held by the Trust is not likely to yield sufficient additional proceeds to justify further pursuit of such causes of action and (b) all distributions required to be made by the liquidation trustee to the holders of allowed claims and to the Interestholders under the Plan and the Trust Agreement have been made. Notwithstanding the above, the Trust must be terminated no later than February 15, 2024 unless the Bankruptcy Court, upon motion made within the six month period before such date, determines that a fixed period extension is necessary to facilitate or complete the recovery on, and liquidation of, the Trust’s assets, except that the Bankruptcy Court may not grant an extension that, together with any prior extensions, exceeds three years unless the Trust has obtained a favorable letter ruling from the Internal Revenue Service to the effect that the further extension would not adversely affect the status of the Trust as a liquidating trust for federal income tax purposes.

Discussion of the Company’s Operations

The Trust, the Wind-Down Entity and the Wind-Down Subsidiaries were formed on February 15, 2019 and had no operations before that date. Therefore, this discussion does not contain comparisons between periods.

The following is a summary of the Company's operations during the three months ended December 31, 2019:

Consolidated Statement of Changes in Net Assets in Liquidation
For the three months ended December 31, 2019

Net assets in liquidation, as of September 30, 2019	$333,582
Change in assets and liabilities:
Change in carrying value of assets and liabilities, net	960
Distributions reversed	41
Net change in assets and liabilities	1,001

Net assets in liquidation, as of December 31, 2019	$334,583

Index
PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net assets in liquidation increased approximately $1.00 million during the three month period ended December 31, 2019. This increase was due to changes in the carrying value of assets and liabilities of approximately $.96 million and distributions that were reversed for disallowed claims of approximately $.04 million. The components of the net change in assets and liabilities are as follows ($ in thousands):

Reduction of state, local and other taxes	$2,890
Settlement recoveries recognized, net	1,402
Sales proceeds in excess of carrying value	1,424
Remeasurement of assets and liabilities, net	(5,040)
Other	284
Change in carrying value of assets and liabilities, net	$960

During the three months ended December 31, 2019, the Company:

-	Sold four single-family homes, six lots and one other property and collected a principal paydown on one secured loan for total net proceeds of approximately $82.97 million.
-	Signed agreements to settle Causes of Action for payment to the Trust of approximately $1.48 million.
-	Paid construction costs of approximately $11.45 million relating to single-family homes under development.
-	Paid holding costs of approximately $5.16 million.
-
Paid general and administrative costs of approximately $6.06 million, including approximately $.31 million of board member fees and expenses, approximately $1.17 million of payroll and other general and administrative costs and approximately $4.58 million of post Plan Effective Date professional fees.

-	Paid professional fees incurred before the Plan Effective Date of approximately $.36 million.

The following is a summary of the Company's operations during the six months ended December 31, 2019:

Consolidated Statement of Changes in Net Assets in Liquidation
For the Six months ended December 31, 2019

Net assets in liquidation, as of June 30, 2019	$329,971
Change in assets and liabilities:
Change in carrying value of assets and liabilities, net	4,535
Distributions reversed	77
Net change in assets and liabilities	4,612
Net assets in liquidation, as of December 31, 2019	$334,583

Index
PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net assets in liquidation increased approximately $4.61 million during the six month period ended December 31, 2019. This increase was due to changes in the carrying value of assets and liabilities of approximately $4.53 million and distributions that were reversed for disallowed claims of approximately $.08 million. The components of the net changes in assets and liabilities are as follows ($ in thousands):

Reduction of state, local and other taxes	$2,890
Settlement recoveries recognized, net	3,476
Sales proceeds in excess of carrying value	3,291
Remeasurement of assets and liabilities, net	(5,314)
Other	192
Change in carrying value of assets and liabilities, net	$4,535

During the six months ended December 31, 2019, the Company:

-
Sold eight single-family homes, 16 lots, settled two secured loans, sold two other properties and collected a principal paydown on one secured loan for total net proceeds of approximately $103.93 million.

-	Signed agreements to settle Causes of Action for payment to the Trust of approximately $3.66 million
-	Paid construction costs of approximately $25.54 million relating to single-family homes under development.
-	Paid holding costs of approximately $6.58 million.
-
Paid general and administrative costs of approximately $11.57 million, including approximately $.59 million of board member fees and expenses, approximately $2.54 million of payroll and other general and administrative costs and approximately $8.44 million of post Plan Effective Date professional fees.

-	Paid professional fees incurred before the Plan Effective Date of approximately $.36 million.

Liquidity and Capital Resources

Liquidity

The Company’s primary sources for meeting its capital requirements are its cash, availability under WB Propco, LLC’s revolving line of credit (LOC), proceeds from the sale of its real estate assets and recoveries on Causes of Action. The Company’s primary uses of funds are and will continue to be for distributions, development costs, holding costs and general and administrative costs, all of which the Company expects to be able to adequately fund over the next 12 months from its primary sources of capital.

Capital Resources

In addition to consolidated cash at December 31, 2019 of approximately $101.80 million (of which approximately $2.97 million is restricted), the capital resources available to the Company and its uses of liquidity are as follows:

Index
PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revolving Line of Credit

WB Propco, LLC, a subsidiary of the Wind-Down Entity, is the borrower under a $21.98 million LOC with a financial institution. The Wind-Down Entity is a guarantor under the LOC. The LOC matures on May 1, 2020. Outstanding borrowings bear interest at the prime rate (4.75% as of December 31, 2019), provided, however, that the interest rate can never be lower than 5.25% per annum. The interest rate is adjusted monthly. The carrying value of the collateral for the line of credit was approximately $100 million at December 31, 2019. As of December 31, 2019, WB Propco, LLC was in compliance with the financial covenants of the line of credit.

No amounts were outstanding under the LOC as of December 31, 2019.

Sales of Real Estate Assets

The Wind-Down Subsidiaries are in the process of developing, marketing and selling its real estate assets, all of which are available for sale, with the exception of 12 single-family homes which were under development as of December 31, 2019. There can be no assurance as to the amount of net proceeds that the Company will receive from the sale of real estate assets or when the net sales proceeds will be received. The net proceeds for the three and six months ended December 31, 2019 may not be indicative of future net proceeds, which may be significantly lower. In addition, it may take longer to sell the properties than the Company has estimated.

Recoveries

During the three and six months ended December 31, 2019, the Company recognized approximately $1.47 million and $3.65 million, respectively, from the settlement of Causes of Action. There can be no assurance that the amounts the Company recovers from settling Causes of Action in the future will be consistent with the amount recovered during the three and six months ended December 31, 2019.

Uses of Liquidity

The primary uses of the Company’s liquidity are to pay (a) development costs, (b) holding costs, and (c) general and administrative costs. As of December 31, 2019, the Company’s total liabilities were approximately $143.31 million. The total liabilities recorded as of December 31, 2019 may not be indicative of the costs paid in future periods, which may be significantly higher.

Given current cash balances, projected sales of real estate assets, availability under the line of credit, Causes of Action recoveries, distributions declared and expected cash needs, the Company does not expect a deficiency in liquidity in the next 12 months. Due to the uncertain nature of future net sales proceeds, recoveries and costs to be incurred, it is not possible to be certain that the current liquidity will be adequate to cover all future financial needs of the Company.  Creating contingent obligation agreements and/or seeking methods to reduce professional costs, including legal fees, and administrative costs are strategies that could be undertaken to address liquidity issues should they arise. These strategies could impact the Company’s ability to maximize recoveries from the settlement of Causes of Action.

Index
PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Distributions

No distributions were declared during the three and six months ended December 31, 2019. In respect of a distribution declared in March 2019, as of September 30, 2019 an amount equal to approximately $1.69 million had been held by the Company in a restricted cash account in respect of claims that were unresolved as of the date of the distribution. Approximately $.03 million was paid to holders of Class A Interests in respect of claims that became allowed during the three months ended December 31, 2019. An amount of approximately $.04 million was released from the restricted cash account and distributions were reduced by the same amount in respect to disallowed claims during the three months ended December 31, 2019. In October 2019, approximately $.12 million was received from the Company’s transfer agent relating to distribution checks that were returned or not cashed. This amount was deposited into the restricted cash account and distributions payable were increased by the same amount. As of December 31, 2019, approximately $1.74 million remains in a restricted cash account in respect of unresolved claims.

On January 2, 2020, a distribution in the amount of approximately $53,426,000 was declared which represents $4.50 per Class A Interest. Total distributions of approximately $51,188,000 were paid on January 10, 2020. A deposit of approximately $2,238,000, was made into a restricted cash account for distributions (a) payable in respect of Class A Interests that in the future may be issued upon the allowance of currently disputed claims, (b) payable to holders of Class A Interests, who failed to cash distribution checks mailed in respect of the initial distribution and (c) payable in respect of allowed Class A Interests, the legal owners of which remain unidentified.

The liquidation trustee will continue to assess the adequacy of funds held and expects to make additional distributions of excess Trust assets to Interestholders, but does not currently know the timing or amount of any such distribution(s).

Contractual Obligations

As of December 31, 2019, the Company has contractual commitments related to construction contracts totaling approximately $52 million, including future costs and amounts payable. The Company expects to complete the construction of these single-family homes by the end of its fiscal year ending June 30, 2022. The Company has an office lease that expires in August 2020. The Company expects that it will lease office space until the liquidation process is completed.

Index
PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes the future contractual obligations and commitments as of December 31, 2019 ($ in thousands):

	Less than 1 year	1-3 years	3-5 years	5 years	Total
Construction contracts (1)					$52,000
Office lease	$160	$-	$-	$-	160
Total	$160	$-	$-	$-	$52,160

(1)	Since the construction contracts do not contain payment dates, the Company is not able to allocate the total obligation by period.

Off-Balance Sheet Arrangements

As of December 31, 2019, the Company did not have any off-balance sheet arrangements, other than those disclosed under “Contractual Obligations” above, that have or are reasonably likely to have a material effect on its consolidated financial statements, liquidity or capital resources.

Inflation

Until the Company completes the liquidation of its assets, it may be exposed to inflation risks relating to increases in the costs of construction and other accrued liquidation costs.

Critical Accounting Policies and Practices

The Company’s consolidated financial statements are prepared in accordance with U.S. GAAP. The accounting policies and practices that the Company believes are the most critical are discussed below. These accounting policies and practices require management to make decisions on subjective and/or complex matters that may inherently be uncertain. Estimates are required to prepare the consolidated financial statements in conformity with U.S. GAAP. Significant estimates, judgments and assumptions are required in a number of areas, including, but not limited to, the sales price of real estate assets, selling costs, development costs, holding costs and general and administrative costs to be incurred until the completion of the liquidation of the Company. In many instances, changes in the accounting estimates are likely to occur from period to period. Actual results may differ from the estimates. The Company believes the current assumptions and other considerations used in the consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in the Company’s consolidated financial statements, the resulting changes could have a material adverse effect on the Company’s net assets in liquidation.

Liquidation Basis of Accounting

Under Liquidation Basis of Accounting, all assets are recorded at their estimated net realizable value or liquidation value, which represents the estimated amount of net cash that may be received upon the disposition of the assets (on an undiscounted basis). Liabilities are measured in accordance with U.S. GAAP that otherwise applies to those liabilities.

Index
PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company has not recorded any amount from the future settlement of Causes of Action, fair funds or forfeited asset recoveries in the accompanying consolidated financial statements because they cannot be reasonably estimated.

Valuation of Real Estate

The measurement of real estate assets held for sale is based on current contracts (if any), estimates and other indications of sales value, net of estimated selling costs.

Accrued Liquidation Costs

The estimated costs associated with implementing and completing the Company’s plan of liquidation are recorded as accrued liquidation costs. The Company has also recorded the estimated development costs to be incurred to prepare the assets for sale as well as the estimated holding costs to be incurred until the projected sale date and the estimated general and administrative costs to be incurred until the completion of the liquidation of the Company.

Changes in Carrying Value

All of the changes in the estimated liquidation value of the Company’s assets, real estate held for sale, other assets and liabilities are reflected as a change to the Company’s net assets in liquidation.

On a quarterly basis, the Company reviews the estimated net realizable values and liquidation costs and record any significant variances. The Company will also evaluate an asset when it is under contract for sale and the buyer’s contingencies have been removed. During the period that this occurs, the carrying value of the asset and the estimated closing and other costs will be adjusted, if necessary. If the Company has a change in its plan for the disposition of an asset, the carrying value will be adjusted to reflect this change in the period that the change is approved. The change in value may also include a change to the accrued liquidation costs related to the asset.

Index
PART I. FINANCIAL INFORMATION (CONTINUED)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable, as the Company is a “smaller reporting company” within the meaning of Rule 12b-2 of the Exchange Act.

Item 4.	Controls and Procedures

This quarterly report does not include a report of management’s assessment of internal controls over financial reporting due to a transition period established by rules of the SEC for newly public companies.

Index
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings

Below is a description of pending litigation. In accordance with the Company’s accounting policy, no recoveries have been recorded in the Company’s consolidated financial statements for these legal proceedings.

Goldberg v. Halloran & Sage LLP, et al., Case No. 19STCV42900 (Cal. Super. Ct., L.A. Cnty., filed Dec. 2, 2019), is an action by the Trust against nine law firms (Halloran & Sage LLP; Balcomb & Green, P.C.; Rome McGuigan, P.C.; Haight Brown & Bonesteel LLP; Bailey Cavalieri LLC; Sidley Austin LLP; Davis Graham & Stubbs LLP; Robinson & Cole LLP; and Finn Dixon & Herling LLP) and ten individual attorneys (Richard Roberts, Lawrence R. Green, Jon H. Freis, Brian Courtney, Ted Handel, Thomas Geyer, Neal Sullivan, S. Lee Terry, Jr., Shant Chalian, and Reed Balmer) for conduct in connection with their representation of Robert Shapiro, the Debtors or their affiliates before the commencement of the Bankruptcy Cases, as well as against up to 100 “Doe” defendants. The conduct challenged in the complaint includes knowingly and/or negligently preparing loan documents and investment agreements with material misstatements and omissions, designing deceptive securities products, preparing incorrect legal opinion memoranda on which investors relied, and assisting in the creation of nominally third-party borrower entities that were in fact controlled by Robert Shapiro.

The first set of counts in the complaint are against law firm Halloran & Sage LLP, attorney Richard Roberts, and the “Doe” defendants for aiding and abetting securities fraud (First Count), aiding and abetting fraud (Second Count), aiding and abetting breach of fiduciary duty (Third Count), negligent misrepresentation (Fourth Count), professional negligence (Fifth Count), and aiding and abetting conversion (Sixth Count). These defendants are alleged to be jointly and severally liable for rescission of investors’ purchases of securities and for damages in an amount believed to be in excess of $500 million, as well as for punitive damages.

The second set of counts in the complaint are against law firm Balcomb & Green, P.C., attorney Lawrence R. Green, and the “Doe” defendants for aiding and abetting securities fraud (Seventh Count), aiding and abetting fraud (Eighth Count), aiding and abetting breach of fiduciary duty (Ninth Count), negligent misrepresentation (Tenth Count), professional negligence (Eleventh Count), and aiding and abetting conversion (Twelfth Count). These defendants are alleged to be jointly and severally liable for rescission of investors’ purchases of securities and for damages in an amount believed to be in excess of $500 million, as well as for punitive damages.

The third set of counts in the complaint are against attorney Jon H. Freis and the “Doe” defendants for aiding and abetting securities fraud (Thirteenth Count), aiding and abetting fraud (Fourteenth Count), aiding and abetting breach of fiduciary duty (Fifteenth Count), negligent misrepresentation (Sixteenth Count), professional negligence (Seventeenth Count), and aiding and abetting conversion (Eighteenth Count). These defendants are alleged to be jointly and severally liable for rescission of investors’ purchases of securities and for damages in an amount believed to be in excess of $500 million, as well as for punitive damages.

The fourth set of counts in the complaint are against law firm Rome McGuigan, P.C., attorney Brian Courtney, and the “Doe” defendants for aiding and abetting securities fraud (Nineteenth Count), aiding and abetting fraud (Twentieth Count), aiding and abetting breach of fiduciary duty (Twenty-First Count), negligent misrepresentation (Twenty-Second Count), professional negligence (Twenty-Third Count), and aiding and abetting conversion (Twenty-Fourth Count). These defendants are alleged to be jointly and severally liable for rescission of investors’ purchases of securities and for damages in an amount believed to be in excess of $500 million, as well as for punitive damages.

Index
PART II. OTHER INFORMATION (CONTINUED)
Item 1.	Legal Proceedings (Continued)

The fifth set of counts in the complaint are against law firm Haight Brown & Bonesteel LLP, attorney Ted Handel, and the “Doe” defendants for aiding and abetting securities fraud (Twenty-Fifth Count), aiding and abetting fraud (Twenty-Sixth Count), aiding and abetting breach of fiduciary duty (Twenty-Seventh Count), negligent misrepresentation (Twenty-Eighth Count), professional negligence (Twenty-Ninth Count), and aiding and abetting conversion (Thirtieth Count). These defendants are alleged to be jointly and severally liable for rescission of investors’ purchases of securities and for damages in an amount believed to be in excess of $20 million, as well as for punitive damages.

The sixth set of counts in the complaint are against law firm Bailey Cavalieri LLC, Thomas Geyer, and the “Doe” defendants for aiding and abetting securities fraud (Thirty-First Count), aiding and abetting fraud (Thirty-Second Count), aiding and abetting breach of fiduciary duty (Thirty-Third Count), negligent misrepresentation (Thirty-Fourth Count), professional negligence (Thirty-Fifth Count), and aiding and abetting conversion (Thirty-Sixth Count). These defendants are alleged to be jointly and severally liable for rescission of investors’ purchases of securities and for damages in an amount believed to be in excess of $500 million, as well as for punitive damages.

The seventh set of counts in the complaint are against law firm Sidley Austin LLP, attorney Neal Sullivan, and the “Doe” defendants for aiding and abetting securities fraud (Thirty-Seventh Count), aiding and abetting fraud (Thirty-Eighth Count), aiding and abetting breach of fiduciary duty (Thirty-Ninth Count), negligent misrepresentation (Fortieth Count), professional negligence (Forty-First Count), and aiding and abetting conversion (Forty-Second Count). These defendants are alleged to be jointly and severally liable for rescission of investors’ purchases of securities and for damages in an amount believed to be in excess of $500 million, as well as for punitive damages.

The eighth set of counts in the complaint are against law firm Davis Graham & Stubbs LLP, attorney S. Lee Terry, Jr., and the “Doe” defendants for aiding and abetting securities fraud (Forty-Third Count), aiding and abetting fraud (Forty-Fourth Count), aiding and abetting breach of fiduciary duty (Forty-Fifth Count), negligent misrepresentation (Forty-Sixth Count), professional negligence (Forty-Seventh Count), and aiding and abetting conversion (Forty-Eighth Count). These defendants are alleged to be jointly and severally liable for rescission of investors’ purchases of securities and for damages in an amount believed to be in excess of $200 million, as well as for punitive damages.

The ninth set of counts in the complaint are against law firm Robinson & Cole LLP, attorney Shant Chalian, and the “Doe” defendants for aiding and abetting securities fraud (Forty-Ninth Count), aiding and abetting fraud (Fiftieth Count), aiding and abetting breach of fiduciary duty (Fifty-First Count), negligent misrepresentation (Fifty-Second Count), professional negligence (Fifty-Third Count), and aiding and abetting conversion (Fifty-Fourth Count). These defendants are alleged to be jointly and severally liable for rescission of investors’ purchases of securities and for damages in an amount believed to be in excess of $5 million, as well as for punitive damages.

The tenth set of counts in the complaint are against law firm Finn Dixon & Herling LLP, attorney Reed Balmer, and the “Doe” defendants for aiding and abetting securities fraud (Fifty-Fifth Count), aiding and abetting fraud (Fifty-Sixth Count), aiding and abetting breach of fiduciary duty (Fifty-Seventh Count), negligent misrepresentation (Fifty-Eighth Count), professional negligence (Fifty-Ninth Count), and aiding and abetting conversion (Sixtieth Count). These defendants are alleged to be jointly and severally liable for rescission of investors’ purchases of securities and for damages in an amount believed to be in excess of $5 million, as well as for punitive damages.

Index
PART II. OTHER INFORMATION (CONTINUED)
Item 1.	Legal Proceedings (Continued)

The eleventh set of counts in the complaint are against law firms Halloran & Sage LLP; Balcomb & Green, P.C.; Rome McGuigan, P.C.; Haight Brown & Bonesteel LLP; Bailey Cavalieri LLC; Sidley Austin LLP; Davis Graham & Stubbs LLP; Robinson & Cole LLP; and Finn Dixon & Herling LLP; attorney Jon H. Freis, and the “Doe” defendants for actual-intent fraudulent transfer (Sixty-First Count) and constructive fraudulent transfer (Sixty-Second Count). These defendants are alleged to be liable for damages in an amount believed to be in excess of $5 million, as well as for provisional remedies, avoidance of the transfers, and punitive damages.

The case was designated as a complex matter on December 18, 2019, and was assigned to the Honorable Amy Hogue. On December 20, 2019, the court entered an initial status conference order setting a status conference for February 28, 2020.

Comerica Bank litigation. There are two pending actions in the United States District Court for the Central District of California against Comerica Bank, the institution at which the Debtors maintained all of their bank accounts, alleging various causes of action:

(1) In re Woodbridge Investments Litigation, Case No. 2:18-cv-00103-DMG-MRW (C.D. Cal.), is a consolidated class action brought on behalf of former Noteholders and Unitholders against Comerica Bank. It is comprised of five separate lawsuits filed between January 4, 2018 and April 26, 2018. The five lawsuits were consolidated, Lead Class Counsel was appointed, and Lead Class Counsel filed a Consolidated Class Action Complaint on September 19, 2019. The Consolidated Class Action Complaint asserts claims for aiding and abetting fraud (Count 1), aiding and abetting breach of fiduciary duty (Count 2), negligence (Count 3), and violations of California’s unfair competition law (Count 4).

On November 1, 2019, Comerica moved to dismiss the Consolidated Class Action Complaint under Federal Rule of Civil Procedure 12(b)(6) (failure to state a claim upon which relief can be granted) and Federal Rule of Civil Procedure 12(b)(1) (lack of subject matter jurisdiction). With respect to Count 1 (aiding and abetting fraud) and Count 2 (aiding and abetting breach of fiduciary duty), Comerica argues that the Class Plaintiffs’ allegations do not demonstrate that Comerica had actual knowledge of the underlying fraud and breach of fiduciary duty that Comerica is alleged to have aided and abetted; with respect to Count 3 (negligence), Comerica argues that there is no duty of care owed to non-customers of Comerica; and with respect to Count 4 (California Unfair Competition Law), Comerica argues that a claim for unfair competition fails when there is no actual knowledge of fraud or breach of fiduciary duty and no duty owed. In addition, Comerica argues that all causes of action fail to state a claim for the additional reason that Comerica’s filing or non-filing of a Suspicious Activity Report under federal law cannot support any of the causes of action, and that the court lacks subject matter jurisdiction because all of the causes of action belong to the Liquidation Trust such that the Class Plaintiffs lack standing to pursue them. As of December 31, 2019, Comerica’s motion to dismiss was scheduled for hearing on January 24, 2020. On January 22, 2020, the court entered an order determining that the motion is appropriate for decision without oral argument, taking the matter under submission. No ruling has yet been issued.

The Trust holds a beneficial interest of approximately 60% of this action based on the claims contributed to the Trust by former Noteholders and Unitholders.

(2) Goldberg vs. Comerica Bank, Adv. Pro. No. 20-ap-50452-BLS (Bankr.D.Del., originally filed Apr. 26, 2019 in California and transferred on February 5, 2020 to Delaware), is an action by the Trust against Comerica Bank alleging fraudulent transfer liability under the California Civil Code. The Trust’s complaint also incorporates the claims asserted against Comerica Bank in the class action (referenced in paragraph (1) above) to the extent that such claims are ultimately determined to belong to the Trust rather than to individual former Noteholders and Unitholders.

Index
PART II. OTHER INFORMATION (CONTINUED)
Item 1.	Legal Proceedings (Continued)

On June 28, 2019, Comerica filed three motions: (i) a motion to transfer venue to the Bankruptcy Court; (ii) alternatively, a motion to dismiss the action for failure to state a claim; and (iii) a motion to strike the portion of the Complaint that incorporates the class action claims. Comerica argued that venue should be transferred to the Bankruptcy Court on the grounds that, inter alia, that court is familiar with the facts underlying the litigation and is best positioned to adjudicate it. In the alternative, in the event that the court declines to transfer venue, Comerica argued that the Complaint should be dismissed on the grounds that, among other grounds, (i) the Trust’s claims are barred by the doctrine of in pari delicto, and (ii) the transfers that the Trust seeks to recover are not avoidable as a matter of law because the payment of a secured banking obligation cannot be the subject of a fraudulent transfer claim.

On July 22, 2019, the Trust filed its omnibus opposition to the three Comerica motions. On September 19, 2019, the court entered an order finding that the motions were appropriate for decision without oral argument and taking them under submission. As of December 31, 2019, the motions remained under submission. On February 5, 2020, the court entered an order granting Comerica’s motion to transfer the case to the Bankruptcy Court in Delaware, and denying the remaining two motions (to dismiss and to strike) as moot in light of the transfer, without prejudice to renewal by Comerica in the Bankruptcy Court. On February 6, 2020, the Bankruptcy Court opened the above-referenced docket number for the transferred case.

Avoidance actions. The Trust is currently prosecuting numerous legal actions, and informally pursuing numerous other potential legal actions, to object to, subordinate, and/or reclassify claims asserted against the Debtors and/or to recover preferential payments, fraudulent transfers, and other funds subject to recovery by the bankruptcy estate. The Trust has filed approximately 490 legal actions of this nature. These actions were filed in the United States Bankruptcy Court for the District of Delaware, are pending before the Honorable Brendan L. Shannon, and generally fall into the following categories:

•
Preferential transfers. Certain of the actions include claims arising under chapter 5 of the Bankruptcy Code, and seek to avoid or recover payments made by the Debtors during the 90 days prior to the December 4, 2017 bankruptcy filing, including payments to miscellaneous vendors and former Noteholders and Unitholders.

•
Fraudulent transfers (Interest to Noteholders and Unitholders). Certain of the actions include claims arising under chapter 5 of the Bankruptcy Code, and seek to avoid or recover payments made by the Debtors during the course of the Ponzi scheme (from July 2012 through the December 4, 2017 bankruptcy filing) for interest paid to former Noteholders and Unitholders.

•
Fraudulent transfers (Shapiro personal expenses). Certain of the actions include claims arising under chapter 5 of the Bankruptcy Code, and seek to avoid and recover payments made by the Debtors during the course of the Ponzi scheme (from July 2012 through the December 4, 2017 bankruptcy filing) for the personal expenses of Robert and Jeri Shapiro, including those identified in a forensic report prepared in connection with an SEC enforcement action in the United States District Court for the Southern District of Florida.

Index
PART II. OTHER INFORMATION (CONTINUED)
Item 1.	Legal Proceedings (Continued)

In addition, other legal proceedings are being prosecuted by the Trust and United States governmental authorities, which actions may result in recoveries in favor of the Trust. Such actions currently include:

•
Fraudulent transfers and fraud (against former agents). These actions, which arise under chapter 5 of the Bankruptcy Code and applicable state law governing fraudulent transfers, seek to avoid and recover payments made by the Debtors during the course of the Ponzi scheme (from July 2012 through the December 4, 2017 bankruptcy filing) for commissions to former agents, as well as for fraud, aiding and abetting fraud, and the unlicensed sale of securities asserted by the Trust based on claims contributed to the Trust by defrauded investors. These actions were filed by the Trust in the United States Bankruptcy Court for the District of Delaware between November 15, 2019 and December 4, 2019. Actions of this type are also being pursued by the SEC, and it is the Trust’s understanding that any recoveries obtained by the SEC will be transmitted to the Trust pursuant to a “Fair Fund” established by the SEC.

•
Actions regarding the Shapiro’s personal assets. On December 4, 2019, the Trust filed an action in the United States Bankruptcy Court for the District of Delaware, Adv. Pro. No. 10-51076 (BLS), Woodbridge Liquidation Trust v. Robert Shapiro, Jeri Shapiro, 3X a Charm, LLC, Carbondale Basalt Owners, LLC, Davana Sherman Oaks Owners, LLC, In Trend Staging, LLC, Midland Loop Enterprises, LLC, Schwartz Media Buying Company, LLC and Stover Real Estate Partners LLC. In this action, the Trust asserts claims under chapter 5 of the Bankruptcy Code and applicable state law for avoidance of preferential and fraudulent transfers together with claims for fraud, aiding and abetting fraud, the unlicensed sale of securities, breach of fiduciary duty and unjust enrichment. The Trust seeks to recover damages and assets held in the names of Robert Shapiro, Jeri Shapiro and their family members and entities owned or controlled by them, which assets the Trust contends are beneficially owned by the Debtors or for which the Debtors are entitled to recover based on the Shapiros’ defalcations, including over $20 million in avoidable transfers. The Trust is engaged in discussions with the DOJ regarding the transfer by the DOJ to the Trust of any forfeited assets for distribution to the Interestholders.

Index
PART II. OTHER INFORMATION (CONTINUED)

Item 1A.	Risk Factors

Please see the applicable risks in Item 1A of Amendment No. 2 to our Form 10 Registration Statement filed with the SEC on January 6, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In accordance with the Plan, Liquidation Trust Interests were issued on the Plan Effective Date and from time to time thereafter as soon as practicable as and when claims in respect of which Liquidation Trust Interests were issuable have become allowed. During the three months ended December 31, 2019, the Trust issued the following Liquidation Trust Interests:

Date of Sale	Number of Class A Interests Sold	Number of Class B Interests Sold	Nature of the Transaction	Consideration Received

October 7, 2019	547.43	-	Surrender of claims	Surrender of claims

October 31, 2019	6,130.88	-	Surrender of claims	Surrender of claims

November 11, 2019	2,618.48	608.16	Surrender of claims	Surrender of claims

November 25, 2019	5,019.83	1,780.82	Surrender of claims	Surrender of claims

December 10, 2019	48,095.23	18,243.02	Surrender of claims	Surrender of claims

Total	62,411.85	20,632.00

As of December 31, 2019 and February 12, 2020, the aggregate number of outstanding Class A Liquidation Trust Interests was 11,516,274 and the aggregate number of outstanding Class B Liquidation Trust Interests was 675,839.

The issuance of Liquidation Trust Interests has occurred in reliance upon the exemption from the registration requirements of the Securities Act afforded by Section 1145(a)(1) of the Bankruptcy Code. Section 1145(a)(1) exempts the offer and sale of securities under a plan of reorganization from registration under the Securities Act and state securities laws and regulation if (i) the securities are offered and sold under a plan of reorganization and are securities of the debtor, of an affiliate of the debtor participating in a joint plan with the debtor, or of a successor to the debtor under the plan; (ii) the recipients of the securities hold a pre-petition or administrative claim against the debtor or an interest in the debtor; and (iii) the securities are issued entirely in exchange for the recipient’s claim against or interest in the debtor, or principally in such exchange and partly for cash or property. The Trust believes that the Liquidation Trust Interests are securities of a “successor” to the Debtors within the meaning of Section 1145(a)(1), and such securities were issued under the Plan entirely in exchange for allowed claims in Class 3, Class 4, and Class 5.

Index
PART II. OTHER INFORMATION (CONTINUED)

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

2.1*	First Amended Joint Chapter 11 Plan of Liquidation of Woodbridge Group of Companies, LLC and its Affiliated Debtors dated August 22, 2018

3.1*	Certificate of Trust of Woodbridge Liquidation Trust filed February 14, 2019 and effective February 15, 2019

3.2*	Liquidation Trust Agreement of Woodbridge Liquidation Trust dated February 15, 2019, as amended by Amendment No. 1 dated August 21, 2019 and Amendment No. 2 dated September 13, 2019

3.3**	Amendment No. 3 to Liquidation Trust Agreement dated as of November 1, 2019

3.4***	Amendment No. 4 to Liquidation Trust Agreement dated as of February 5, 2020

3.5*	Amended and Restated Bylaws of Woodbridge Liquidation Trust effective August 21, 2019

10.1*	Limited Liability Company Agreement of Woodbridge Wind-Down Entity LLC dated February 15, 2019

10.2*	Loan Agreement (Revolving Line of Credit) dated April 9, 2019 between and WB Propco, LLC and First Republic Bank

10.3*	Amended and Restated Employment Agreement dated July 31, 2019 between Woodbridge Wind-Down Entity LLC and Frederick Chin

10.4*	Indemnification Agreement dated February 27, 2019 between Woodbridge Wind-Down Entity LLC and Frederick Chin

Index
PART II. OTHER INFORMATION (CONTINUED)

10.5**	Employment Agreement dated November 12, 2019 between Woodbridge Wind-Down Entity LLC and Marion W. Fong

10.6**	Indemnification Agreement dated November 12, 2019 between Woodbridge Wind-Down Entity LLC and Marion W. Fong

10.7**	Employment Agreement dated November 12, 2019 between Woodbridge Wind-Down Entity LLC and David Mark Kemper II

10.8**	Indemnification Agreement dated November 12, 2019 between Woodbridge Wind-Down Entity LLC and David Mark Kemper II

31.1	Certification of Liquidation Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Liquidation Trustee pursuant to 18 U.S.C. 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*
Findings of Fact, Conclusions of Law, and Order Confirming the First Amended Joint Chapter 11 Plan of Liquidation of Woodbridge Group of Companies, LLC and its Affiliated Debtors, entered October 26, 2018

*	Incorporated by reference to the Registration Statement on Form 10 filed by the Trust on October 25, 2019.

**	Incorporated by reference to Amendment No. 1 to Registration Statement on Form 10 filed by the Trust on December 13, 2019.

***	Incorporated by reference to the Current Report on Form 8-K filed by the Trust on February 6, 2020.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Woodbridge Liquidation Trust

Date: February 13, 2020	By:	/s/ Michael I. Goldberg

Michael I. Goldberg,
Liquidation Trustee