Form 10-Q
period 2020-03-31
Woodbridge Liquidation Trust
filed 2020-06-29
CIK 1785494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer,’’ ‘‘non-accelerated filer,’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act.

(Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No  ☒
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☒  No ☐

EXPLANATORY NOTE

As previously disclosed in the Current Report on Form 8-K filed by the Woodbridge Liquidation  Trust (Trust) with the Securities and Exchange Commission (SEC) on April 8, 2020, the filing of the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (Quarterly Report) was delayed due to circumstances related to the novel coronavirus (COVID-19). The Trust itself has no accounting staff and relies on the accounting staff of its subsidiaries (such subsidiaries, together with the Trust, the "Company") for the preparation of its financial statements. The current COVID-19 outbreak, along with local and statewide “stay at home” orders, have caused significant disruptions and have required the Company’s accounting staff and management to work at home, resulting in limited access to the Trust’s facilities and its homes under construction, which have caused a delay in the Company’s ability to prepare its financial statements for inclusion in the Quarterly Report. This prevented the Company from completing the tasks necessary to file this Quarterly Report by its May 15, 2020 due date. The Company relied on the SEC’s Orders under Section 36 of the Securities and Exchange Act of 1934, as amended, dated March 4, 2020 and March 25, 2020, respectively (Releases No. 34-88318 and 34-88465, respectively), to delay the filing of this Quarterly Report.

Woodbridge Liquidation Trust
Form 10-Q
March 31, 2020
INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Statements of Net Assets in Liquidation as of March 31, 2020 (unaudited) and June 30, 2019		1

Consolidated Statements of Changes in Net Assets in Liquidation (unaudited) for the Three and Nine Months Ended March 31, 2020 and the Period from February 15, 2019 (inception) through March 31, 2019		2

Notes to Consolidated Financial Statements as of March 31, 2020 (unaudited)		3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34

Item 4.	Controls and Procedures	34

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3.	Defaults upon Senior Securities	43

Item 4.	Mine Safety Disclosures	43

Item 5.	Other Information	43

Item 6.	Exhibits	43

Index
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements

Woodbridge Liquidation Trust and Subsidiaries

Consolidated Statements of Net Assets in Liquidation As of March 31, 2020 and June 30, 2019
(Unaudited, $ in Thousands)

	3/31/2020	6/30/2019

Assets
Real estate assets held for sale, net (Note 3):
Single family homes under development	$168,965	$265,340
Real estate assets available for sale	143,261	216,336
Subtotal	312,226	481,676

Cash and cash equivalents	102,507	34,998

Restricted cash (Note 4)	4,006	3,364

Other assets (Note 5)	4,363	2,436

Total assets	$423,102	$522,474

Liabilities
Accounts payable and accrued liabilities	$1,117	$441
Distributions payable	27,769	1,814
Accrued liquidation costs (Note 6)	124,406	190,248

Total liabilities	$153,292	$192,503

Commitments and Contingencies (Note 12)

Net Assets in Liquidation	$269,810	$329,971

See accompanying notes to unaudited consolidated financial statements.

Index
PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries

Consolidated Statements of Changes in Net Assets in Liquidation For the three and nine months ended March 31, 2020 and the Period from February 15, 2019 (inception) through March 31, 2019
(Unaudited, $ in Thousands)

	Three Months Ended March 31, 2020	Period From February 15, 2019 (inception) Through March 31, 2019	Nine Months Ended March 31, 2020	Period From February 15, 2019 (inception) Through March 31, 2019

Net Assets in Liquidation as of beginning of period	$334,583	$-	$329,971	$-

Net assets contributed on February 15, 2019	-	383,492	-	383,492

Change in assets and liabilities (Note 7):
Change in carrying value of assets and liabilities, net	12,905	231	17,440	231
Distributions declared, net	(77,678)	(44,697)	(77,601)	(44,697)
Net change in assets and liabilities	(64,773)	(44,466)	(60,161)	(44,466)

Net Assets in Liquidation as of end of period	$269,810	$339,026	$269,810	$339,026

See accompanying notes to unaudited consolidated financial statements.

Index
PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries

Notes to Consolidated Financial Statements As of March 31, 2020
(Unaudited)

1)	Formation and Description of Business

Formation

Woodbridge Liquidation Trust (Trust) was established (i) for the purpose of collecting, administering, distributing and liquidating the Trust assets for the benefit of the Trust beneficiaries in accordance with the Liquidation Trust Agreement and the First Amended Joint Chapter 11 Plan of Liquidation of Woodbridge Group of Companies, LLC and Its Affiliated Debtors dated August 22, 2018 (as amended, modified, supplemented or restated from time to time; the (Plan)); (ii) to resolve disputed claims asserted against the Debtors; (iii) to litigate and/or settle causes of action; and (iv) to pay certain allowed claims and statutory fees, as required by the Plan. Woodbridge Group of Companies, LLC and its affiliated debtors are individually referred to herein as a Debtor and collectively as Debtors. The Trust was formed on February 15, 2019 (Plan Effective Date) as a statutory trust under Delaware law.

On the Plan Effective Date, in accordance with the Plan, (a) the following assets automatically vested in the Trust: (i) an aggregate $5,000,000 in cash from the Debtors for the purpose of funding the Trust’s initial expenses of operation; (ii) certain claims and Causes of Action; (iii) all of the outstanding equity interests of the Wind-Down Entity (as defined below); and (iv) certain other non-real estate related assets, (b) the equity interests of Woodbridge Group of Companies, LLC and Woodbridge Mortgage Investment Fund 1, LLC (together, the Remaining Debtors) were cancelled and new equity interests representing all of the newly issued and outstanding equity interests in the Remaining Debtors were issued to the Trust, (c) all of the other Debtors other than the Remaining Debtors were dissolved and (d) the real estate-related assets of the Debtors were automatically vested in the Trust’s wholly-owned subsidiary, Woodbridge Wind-Down Entity LLC (Wind-Down Entity) or one of the Wind-Down Entity’s 43 wholly-owned single member LLCs (Wind-Down Subsidiaries) formed to own the respective real estate assets. The Trust, the Remaining Debtors, the Wind-Down Entity and the Wind-Down Subsidiaries are collectively referred to herein as the Company.

On December 24, 2019, the Trust’s Registration Statement on Form 10 became effective under the Securities Exchange Act of 1934 (Exchange Act). The trading symbol for the Trust’s Class A Liquidation Trust Interests is WBQNL. The Trust’s Class A Liquidation Trust Interests (Class A Interests) have quoted prices on the OTC Link ATS, the SEC-registered alternative trading system. The Class A Interests have been approved by the Depository Trust Company as eligible for Direct Registration System (DRS) services.

Description of Business

The Trust is prosecuting various Causes of Action acquired by the Trust pursuant to the Plan and is resolving claims asserted against the Debtors.

Index
PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries

Notes to Consolidated Financial Statements As of March 31, 2020
(Unaudited)

As of March 31, 2020, the Wind-Down Subsidiaries are constructing ten single-family homes, primarily located in Los Angeles, California, including one single family home that was sold in February 2020 that the Company has an obligation to complete but was still under construction as of March 31, 2020. The Wind-Down Subsidiaries also own real estate that is available for sale, including single-family homes located in Los Angeles, California, lots located in California and Colorado, secured loans (performing and non-performing) and other properties located in other states.

The Company is required to liquidate its assets and distribute available cash to the Trust beneficiaries. The liquidation activities are carried out by the Trust, the Wind-Down Entity and the Wind-Down Subsidiaries. The Trust currently operates as one reportable segment comprised primarily of real estate assets held for sale.

Net assets in liquidation represent the remaining estimated aggregate value available to Trust beneficiaries upon liquidation, with no discount for the timing of proceeds (undiscounted).  Due to the unpredictability of real estate market values, the impact of the Covid-19 virus (see below), as well as the uncertainty in the timing of liquidation of the real estate and other assets, net liquidation proceeds, other recoveries and actual liquidation costs may differ materially from the estimated amounts.

As of March 31, 2020, the Company is the plaintiff in several pending lawsuits, some of which are in their early stages. The Company is unable to estimate the amount of recovery, if any, related to this litigation. The Company has accrued an estimate of the amount of legal costs to be incurred to pursue this litigation, excluding contingent fees. As more fully discussed in Note 2, the Company’s consolidated financial statements do not include any estimate of future net recoveries from litigation and settlement, since the Company cannot reasonably estimate them.

As a result of the COVID-19 outbreak, three of the Wind-Down Subsidiaries’ construction sites were closed for a period of time. See Note 13 Subsequent Events for information on the reopening of the Company’s construction sites. The Company will continue to evaluate the impact of the COVID-19 outbreak on its activities, including the cost of construction, the timing of completion of the single-family homes that are under construction, the time needed to market and sell the single-family homes, and the price at which these single-family homes will be sold.

The ultimate impact of COVID-19 will depend on many factors, some of which cannot be foreseen, including the duration, severity, and geographic concentrations of the pandemic and any resurgence of the disease; the impact of COVID-19 on the nation’s economy and debt and equity markets and the local economies in the markets in which our real estate assets are located; the development and availability of COVID-19 infection and antibody testing, therapeutic agents and vaccines and the prioritization of such resources among businesses and demographic groups; government financial and regulatory relief efforts that may become available to businesses and individuals; and changes in unemployment rates, consumer confidence and equity markets caused by COVID-19.

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

Notes to Consolidated Financial Statements As of March 31, 2020
(Unaudited)

2)	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), including the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the consolidated financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. These consolidated financial statements have been presented in accordance with Accounting Standards Codification (ASC) Subtopic 205-30, “Liquidation Basis of Accounting,” as amended by Accounting Standards Update (ASU) No. 2013-07, “Presentation of Financial Statements (Topic 205), Liquidation Basis of Accounting.” The June 30, 2019 consolidated statement of net assets in liquidation included herein was derived from the audited consolidated financial statements but does not include all disclosures or notes required by U.S. GAAP for complete financial statements.

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

Liquidation Basis of Accounting

Under the Liquidation Basis of Accounting, all assets are recorded at their estimated net realizable value or liquidation value, which represents the estimated amount of net cash that will be received upon the disposition of the assets (on an undiscounted basis). The measurement of real estate assets held for sale is based on current contracts (if any), estimates and other indications of sales value, net of estimated selling costs. To determine the value of real estate assets held for sale, the Company considered the three traditional approaches to value (cost, income and sales comparison) commonly used by the real estate appraisal community. The applicability and relevancy of each valuation approach as applied may differ by asset. In most cases, the sales comparison approach was accorded the greatest weight. This approach compares a property to other properties with similar characteristics that have recently sold. To validate management’s estimate, the Company also considers opinions from qualified real estate professionals and local real estate brokers and, in some cases, obtained third party appraisals. The estimated selling costs range from 5.0% to 6.5%.

Index
PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries

Notes to Consolidated Financial Statements As of March 31, 2020
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

These estimated amounts are presented in the accompanying consolidated statements of net assets in liquidation included in the consolidated financial statements.  All changes in the estimated liquidation value of the Company’s real estate held for sale, or other assets  and liabilities are reflected as a change to the Company’s net assets in liquidation.

The Company has not recorded any amount for future recoveries from Causes of Action, fair funds or forfeited assets in the accompanying consolidated financial statements since they cannot be reasonably estimated. The amount recovered may be material to the Company’s net assets in liquidation.

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

Woodbridge Liquidation Trust and Subsidiaries

Notes to Consolidated Financial Statements As of March 31, 2020
(Unaudited)

Other Assets

The Company recognizes recoveries from the settlement of Causes of Action when an agreement is executed and collectability is reasonably assured. Insurance claims are recognized when the insurance company accepts the claim or if a claim is pending and the recoverable amount can be estimated. The Company records escrow receivables at the amount that is expected to be received when the escrow receivable is released.  In addition, the Company recognizes other amounts to be received based on contractual terms or when the amounts to be received are certain.

Accrued Liquidation Costs

The Company accrues for estimated liquidation costs to the extent they are reasonably determinable. These costs consist of (a) estimated development costs of the single family homes under development, other project related costs, architectural and engineering, project management, city fees, bond payments (net of refunds), furnishings, marketing and other costs; (b) estimated holding costs, including property taxes, insurance, maintenance, utilities and other; and (c) estimated general and administrative costs including payroll, legal and other professional fees, trustee and board fees, rent and other office related expenses, interest on financing and other general and administrative costs to operate the Company.

Cash Equivalents

The Company considers short-term investments that have a maturity date of ninety days or less at the time of investment to be a cash equivalent. The Company’s cash equivalents include money market savings deposits and money market funds.

Restricted Cash

Restricted cash includes cash that can only be used for certain specified purposes.

Index
PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries

Notes to Consolidated Financial Statements As of March 31, 2020
(Unaudited)

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and restricted cash. At times, balances in any one financial institution may exceed the Federal Deposit Insurance Corporation insurance limits. The Company believes it mitigates this risk by depositing its cash, cash equivalents and restricted cash in high-credit quality financial institutions.

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

The Company regularly analyzes its various federal and state filing positions and only recognizes the income tax effect in the consolidated financial statements when certain criteria regarding uncertain income tax positions have been met. The Company believes that its income tax positions would be more likely than not be sustained upon examination by all relevant taxing authorities. Therefore, no provision for uncertain income tax positions has been recorded in the consolidated financial statements.

Index
PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries

Notes to Consolidated Financial Statements As of March 31, 2020
(Unaudited)

3)	Real Estate Assets Held for Sale

The Company’s real estate assets held for sale as of March 31, 2020, with comparative information as of June 30, 2019, is as follows ($ in thousands):

	March 31, 2020				June 30, 2019
	Number of Assets	Gross Value	Closing and Other Costs	Net Value	Number of Assets	Net Value
Single-family homes under development	9	$179,750	$(10,785)	$168,965	14	$265,340

Real estate assets available for sale:
Single-family homes	6	142,250	(7,825)	134,425	11	182,878
Lots	17	4,310	(316)	3,994	35	15,658
Secured loans	17	2,375	(119)	2,256	20	5,302
Other properties	13	2,722	(136)	2,586	15	12,498
Subtotal	53	151,657	(8,396)	143,261	81	216,336

Total	62	$331,407	$(19,181)	$312,226	95	$481,676

The single-family homes under development, except one, are located in the Los Angeles, California area. Of the real estate assets held for sale, all of the single-family homes are located in the Los Angeles, California area. Of the lots, two are located in Los Angeles, California and fifteen are located in Colorado. The  loans are secured by properties located primarily in the Midwest and Eastern United States. The other properties are located primarily in Hawaii and the Midwest United States.

During the three months ended March 31, 2020, the Company sold two single-family homes, two lots and settled one secured loan for net proceeds of approximately $74,269,000. During the period from February 15, 2019 (inception) through March 31, 2019, the Company sold two single-family homes, five lots, one other property and settled one secured loan for net proceeds of approximately $49,784,000. During the nine months ended March 31, 2020, the Company sold ten single-family homes, eighteen lots, settled three secured loans and sold two other properties for net proceeds of approximately $177,974,000.

Index
PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries

Notes to Consolidated Financial Statements As of March 31, 2020
(Unaudited)

4)	Restricted Cash

The Company’s restricted cash as of March 31, 2020, with comparative information as of June 30, 2019, is as follows ($ in thousands):

	March 31, 2020	June 30, 2019

Distributions restricted by the Company related to unresolved claims, uncashed distribution checks, distributions for recently allowed claims, distributions withheld due to pending avoidance actions, and distributions that the Trust is waiting for further beneficiary information.	$2,770	$1,810

Fair Funds, legally restricted for distribution	1,236	1,237

Other	-	317

Total restricted cash	$4,006	$3,364

5)	Other Assets

The Company’s other assets as of March 31, 2020, with comparative information as of June 30, 2019, are as follows ($ in thousands):

	March 31, 2020	June 30, 2019

Insurance claim receivable	$1,900	$1,900

Escrow receivables (1)	1,500	-

Settlement installment receivables	747	518

Other	216	18

Total other assets	$4,363	$2,436

(1)	Escrow holdbacks related to two single-family homes that were sold; amounts to be released upon completion of repairs and construction.

Index
PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries

Notes to Consolidated Financial Statements As of March 31, 2020
(Unaudited)

6)	Accrued Liquidation Costs

The following is a summary of the items included in accrued liquidation costs as of March 31, 2020, with comparative information as of June 30, 2019 ($ in thousands):

	March 31, 2020	June 30, 2019
Development costs:
Construction costs	$77,533	$115,947
Construction warranty	2,870	3,955
Indirect costs	1,425	2,112
Bond refunds	(1,537)	(2,152)
Total development costs	80,291	119,862

Holding costs:
Property tax	4,039	6,087
Insurance	2,201	6,345
Maintenance, utilities and other	1,843	2,508
Total holding costs	8,083	14,940

General and administrative costs:
Legal and other professional fees	15,231	26,550
Payroll and payroll related	10,678	13,757
Board fees and expenses	3,148	3,995
State, local and other taxes	3,143	6,062
Marketing	1,320	1,583
Other	2,512	3,499
Total general and administrative costs	36,032	55,446

Total accrued liquidation costs	$124,406	$190,248

Index
PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries

Notes to Consolidated Financial Statements As of March 31, 2020
(Unaudited)

7)	Net Change In Assets and Liabilities

The following provides details of the change in carrying value of assets and liabilities, net during the three months ended March 31, 2020 ($ in thousands):

	Cash Activities	Remeasure- ment	Total

Real estate assets, net	$(74,279)	$14,009	$(60,270)

Cash and cash equivalents	55,324	-	55,324

Restricted cash	1,035	-	1,035

Other assets	(717)	1,484	767

Total assets	$(18,637)	$15,493	$(3,144)

Accounts payable and accrued liabilities	$-	$820	$820

Accrued liquidation costs	(20,367)	3,498	(16,869)

Total liabilities	$(20,367)	$4,318	$(16,049)

Change in carrying value of assets and liabilities, net	$1,730	$11,175	$12,905

The following provides details of the distributions declared, net during the three months ended March 31, 2020 ($ in thousands):

Distributions declared	$(78,427)

Distributions reversed	749

Distributions declared, net	$(77,678)

Index
PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries

Notes to Consolidated Financial Statements As of March 31, 2020
(Unaudited)

The following provides details of the change in carrying value of assets and liabilities, net during the period from February 15, 2019 (inception) through March 31, 2019 ($ in thousands):

	Cash Activities	Remeasure- ment	Total

Real estate assets, net	$(49,784)	$4,010	$(45,774)

Cash and cash equivalents	35,678	-	35,678

Other assets	(49)	-	(49)

Total assets	$(14,155)	$4,010	$(10,145)

Accounts payable and accrued liabilities	$(889)	$316	$(573)

Accrued liquidation costs	(9,803)	-	(9,803)

Total liabilities	$(10,692)	$316	$(10,376)

Change in carrying value of assets and liabilities, net	$(3,463)	$3,694	$231

The following provides details of the distributions declared, net during the period from February 15, 2019 (inception) through March 31, 2019 ($ in thousands):

Distributions declared	$(44,697)

Distributions reversed	-

Distributions declared, net	$(44,697)

Index
PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries

Notes to Consolidated Financial Statements As of March 31, 2020
(Unaudited)

The following provides details of the change in carrying value of assets and liabilities, net during the nine months ended March 31, 2020 ($ in thousands):

	Cash Activities	Remeasure- ment	Total
Real estate assets, net	$(178,207)	$8,757	$(169,450)

Cash and cash equivalents	119,155	-	119,155

Restricted cash	642	-	642

Other assets	(2,113)	4,040	1,927

Total assets	$(60,523)	$12,797	$(47,726)

Accounts payable and accrued liabilities	$(371)	$1,047	$676

Accrued liquidation costs	(72,082)	6,240	(65,842)

Total liabilities	$(72,453)	$7,287	$(65,166)

Change in carrying value of assets and liabilities, net	$11,930	$5,510	$17,440

The following provides details of the distributions declared, net during the nine months ended March 31, 2020 ($ in thousands):

Distributions declared	$(78,427)

Distributions reversed	826

Distributions declared, net	$(77,601)

Index
PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries

Notes to Consolidated Financial Statements As of March 31, 2020
(Unaudited)

8)	Revolving Line of Credit

A subsidiary of the Wind-Down Entity had a revolving line of credit (LOC) with a financial institution with a borrowing capacity of $21,985,000. The Wind-Down Entity was a guarantor under the LOC which matured on May 1, 2020. Outstanding borrowings bore interest at the prime rate (the prime rate was 3.25% as of March 31, 2020), provided however, that the interest rate could never be lower than 5.25% per annum. The interest rate was being adjusted monthly. No amounts were outstanding under the LOC as of March 31, 2020. The LOC was secured by two properties, of which the carrying value was approximately $100,000,000 at March 31, 2020. As of March 31, 2020, the subsidiary was in compliance with the financial covenants of the LOC.

Subsequent to March 31, 2020, the Company entered into a new line of credit agreement. See Note 13 Subsequent Events for information on the subsidiary's new credit agreement.

Index
PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries

Notes to Consolidated Financial Statements As of March 31, 2020
(Unaudited)

9)	Beneficial Interests

The following table summarizes the Liquidation Trust Interests (rounded) as of June 30, 2019 and March 31, 2020:

Liquidation Trust Interests	Class A	Class B

Outstanding at June 30, 2019	11,433,623	655,261

Allowed claims	85,743	21,334

5% enhancement for certain allowed claims	459	5

Settlement of claims by reducing Liquidation Trust Interests	(3,640)	(891)

Duplicate claim allowed in error	(84)	-

Outstanding at March 31, 2020	11,516,101	675,709

At the Plan Effective Date, certain claims were disputed. As the claims are resolved, additional Class A and (if applicable) Class B Interests are issued on account of allowed claims and no Class A or Class B Interests are issued on account of disallowed claims. The following table summarizes the Trust’s unresolved claims against the Debtors as they relate to Liquidation Trust Interests (rounded) as of June 30, 2019 and March 31, 2020:

Index
PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries

Notes to Consolidated Financial Statements As of March 31, 2020
(Unaudited)

Liquidation Trust Interests	Class A	Class B

Reserved for unresolved claims at June 30, 2019	482,734	34,697

Allowed claims	(85,743)	(21,334)

Disallowed claims	(122,433)	(5,406)

Reserved for unresolved claims at March 31, 2020	274,558	7,957

10)	Distributions

On March 15, 2019, a distribution in the amount of approximately $44,697,000 was declared which represented $3.75 per Class A Interest. That distribution included (i) a cash distribution on account of then-allowed claims in the amount of approximately $42,313,000, which was paid on March 26, 2019, and (ii) a deposit of approximately $2,384,000 into a restricted cash account, which was made on March 26, 2019, on account of distributions payable for Class A Interests that may be issued in the future upon the allowance of unresolved claims.

On January 2, 2020, a distribution in the amount of approximately $53,426,000 was declared which represented $4.50 per Class A Interest. The distribution included (i) a cash distribution on account of then-allowed claims in the amount of approximately $51,188,000, which was paid on January 10, 2020, and (ii) a deposit of approximately $2,238,000 into a restricted cash account on account of distributions, which was made on January 10, 2020, (a) payable for Class A Interests that may be issued in the future upon the allowance of unresolved claims, (b) in respect of recently allowed claims (c) to holders of Class A Interests who failed to cash distribution checks mailed in respect of the initial distribution (d) that were withheld due to pending avoidance actions or (e) that the Trust is waiting for further beneficiary information.

Index
PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries

Notes to Consolidated Financial Statements As of March 31, 2020
(Unaudited)

On March 31, 2020, a distribution in the amount of approximately $25,000,000 was declared which represented $2.12 per Class A Interest. The distribution included (i) a cash distribution on account of then-allowed claims in the amount of approximately $24,193,000, which was paid on April 10, 2020, and (ii) a deposit of approximately $807,000 into a restricted cash account on account of distributions, which was made on April 10, 2020, (a) payable for Class A Interests that may be issued in the future upon the allowance of unresolved claims, (b) in respect of recently allowed claims (c) to holders of Class A Interests who failed to cash distribution checks mailed in respect of prior distributions (d) that were withheld due to pending avoidance actions or (e) that the Trust is waiting for further beneficiary information.

During the three and nine months ended March 31, 2020, distributions of approximately $495,000 and $606,000, respectively, were paid from the restricted cash account to holders of Class A Interests.

During the three and nine months ended March 31, 2020, as a result of claims being disallowed approximately $749,000 and $826,000, respectively, was released from the restricted cash account and distributions payable were reduced by the same amount.

During the three and nine months ended March 31, 2020, approximately $37,000 and $149,000, respectively, was received from the Company’s transfer agent and others relating to distribution checks that were returned or not cashed. This amount was deposited into the restricted cash account and distributions payable were increased by the same amount.

11)	Related Party Transactions

Terry Goebel, a member of the Trust Supervisory Board, is president and a principal owner of G3 Group LA, a construction firm specializing in the development of high-end luxury residences. G3 Group LA is owned by Terry Goebel and his son Kelly Goebel.  As of March 31, 2020, the Company was under contract with G3 Group LA for the development of one single-family home in the Los Angeles area. One additional construction contract was assumed by the buyer of a single-family home in November 2019. As of March 31, 2020, the amounts payable under these contracts was approximately $9,460,000. During the three and nine months ended March 31, 2020, approximately $2,877,000 and $8,801,000, respectively, was paid by the Company related to these contracts.

The liquidation trustee of the Trust is entitled to receive 5% of the total gross amount recovered by the Trust from the pursuit of Trust claims and Causes of Action. During the three and nine months ended March 31, 2020, approximately $59,000 and $238,000 was accrued as amounts due to the liquidation trustee, respectively. As of March 31, 2020 and June 30, 2019, approximately $320,000 and $82,000, respectively, was payable to the liquidation trustee. This amount is included in accounts payable and accrued liabilities in the accompanying consolidated statement of net assets in liquidation.

Index
PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries

Notes to Consolidated Financial Statements As of March 31, 2020
(Unaudited)

In November 2019, the Trust entered into an arrangement with Akerman LLP, a law firm based in Miami, Florida of which the liquidation trustee is a partner, for the provision, at the option of the Trust on an as-needed basis, of e-discovery and related litigation support services in connection with the Trust’s prosecution of the Causes of Action. Under the arrangement, the Trust is charged for the services at scheduled rates per task which, depending on specific task, include flat rates, rates based on volume of data processed, rates based on the number of data users, the hourly rates of Akerman LLP personnel, or other rates. As of March 31, 2020, approximately $426,000 had been paid related to these services.

The executive officers of the Wind-Down Entity are entitled to a discretionary bonus based on the Wind-Down Entity achieving certain specified cumulative amounts of distributions to the Trust. Based on the carrying amounts of the net assets in liquidation included in the accompanying consolidated statement of net assets in liquidation, approximately $3,753,000 and $3,800,000 was accrued as of March 31, 2020 and June 30, 2019, respectively, as the estimated amount of the bonus (including associated payroll taxes). This amount is included in the payroll and payroll related costs portion of accrued liquidation costs in the accompanying consolidated statement of net assets in liquidation. During the three and nine months ended March 31, 2020, approximately $831,000 was paid related to the bonuses.

12)	Commitments and Contingencies

As of March 31, 2020, the Company had construction contracts under which approximately $43,500,000 was unpaid.

The Company has a lease for its office space that expires on August 31, 2020. The amount of rent paid, including common area maintenance and parking charges, during the three and nine months ended March 31, 2020 was approximately $74,000 and $208,000, respectively. See Note 13 Subsequent Events for information on the Company’s office lease.

The Company is not presently the defendant in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company.

The Company is not aware of any environmental liabilities that it believes would have a material adverse effect on its net assets in liquidation.

Index
PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries

Notes to Consolidated Financial Statements As of March 31, 2020
(Unaudited)

13)	Subsequent Events

The Company evaluates subsequent events up until the date the unaudited consolidated financial statements are issued.

The following table summarizes the Liquidation Trust Interests during the period from March 31, 2020 through June 26, 2020:

Liquidation Trust Interests	Class A	Class B

Outstanding at March 31, 2020	11,516,101	675,709

Allowed during the period	3,702	-

Settlement of claims by reducing Liquidation Trust Interests	(932)	(151)

Outstanding at June 26, 2020	11,518,871	675,558

Index
PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries

Notes to Consolidated Financial Statements As of March 31, 2020
(Unaudited)

The following table summarizes unresolved claims against the Debtors as they relate to Liquidation Trust Interests (rounded) during the period from March 31, 2020 through June 26, 2020:

Liquidation Trust Interests	Class A	Class B

Reserved for unresolved claims at March 31, 2020	274,558	7,957

Allowed claims	(3,702)	-

Disallowed claims	(66,402)	(680)

Reserved for unresolved claims at June 26, 2020	204,454	7,277

During the period from April 1, 2020 through June 26, 2020, distributions of approximately $390,000 were paid from the restricted cash account.

During the period from April 1, 2020 through June 26, 2020, as a result of claims being disallowed, approximately $692,000 was released from the restricted cash account and distributions payable were reduced by the same amount. Approximately $670,000 of this amount related to a claim from G3 Group LA.

During the period from April 1, 2020 through June 26, 2020, the Company sold two single-family homes and fifteen lots and realized net proceeds of approximately $23,359,000.

During the period from April 1, 2020 through June 26, 2020, the Trust recorded approximately $428,000 from the settlement of Causes of Action. The Company recorded approximately $21,000 as the amount due to the liquidation trustee on account of such settlement.

On April 6, 2020, the Company extended its office lease through August 31, 2021, with the Company’s option to extend the lease for an additional three months thereafter. The terms of the lease are substantially the same except that the monthly base rent was increased to approximately $23,000.

Index
PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries

Notes to Consolidated Financial Statements As of March 31, 2020
(Unaudited)

On April 20, 2020, the Wind-Down Entity obtained unsecured credit in the form of a loan under the federal government’s Paycheck Protection Program (PPP) in the amount of $324,700. The loan bears interest at a rate of 1.00% per annum.  The loan matures on April 20, 2022. The Wind-Down Entity may apply  for forgiveness of the amount due on the loan in an amount equal to the sum of the qualifying costs incurred by the Wind-Down Entity during the 24-week period beginning on the date of first disbursement of the loan (April 20, 2020). No payments are due on the loan for six months from the date of first disbursement of the loan (Deferment Period).  Beginning on the tenth day of the first month after the expiration of the Deferment Period, the then outstanding balance of the loan is required to be repaid in equal monthly payments of principal and interest, to be fully amortized over the remaining term of the loan.

The Wind-Down Subsidiaries’ three construction sites were reopened during the first week of June 2020.

The Company’s LOC matured on May 1, 2020.  On June 19, 2020, two wholly-owned subsidiaries of the Wind-Down Entity entered into a $25,000,000 revolving line of credit (New LOC). The New LOC may be increased to up to $30,000,000 with the pledge of one or more additional properties and lender approval. The New LOC matures on June 19, 2022 but may be extended for one additional year thereafter. The New LOC requires the borrowers to establish an interest reserve of $1,750,000, which is to be used to pay the potential monthly interest payments. Outstanding borrowings bear interest at a fixed rate of 3.50% per annum. Indebtedness under the New LOC is secured by a deed of trust on one property and the personal property associated therewith. The Wind-Down Entity is the guarantor of the New LOC. The borrowers and their affiliates are required to keep $20,000,000 on deposit with the lender in order to avoid  a non-compliance fee of 2% of the shortfall in the required deposit and are required to comply with various covenants.

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

Forward-Looking Statements

Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements. Those statements include, without limitation, financial guidance, and projections and statements with respect to expectation of future financial condition, changes in net assets in liquidation, cash flows, future plans, targets, goals, expectations, activities, events, developments and performance of the Company. Such forward-looking statements also include statements that are preceded by, followed by, or that include the words “believe”, “if”, “estimate”, “plan”, “expect”, “intend”, “forecast”, “initiative“, “objective”, “goal”, “project”, “outlook”, “priorities”, “target”, “evaluate”, “pursue”, “seek”, “potential”, “continue”, “designed”, “impact”, “may”, “could”, “would”, “should” , :will:, and similar expressions, and all other statements that are not historical facts. All such forward-looking statements are based on the Trust’s current expectations and involve risks and uncertainties which may cause actual results to differ materially from those set forth in such statements. Such risks and uncertainties include the possibility of properties being sold for amounts that differ from the ascribed values, timing and amount of funds needed to complete construction of single family homes, amount of general and administrative costs, the number and amount of successful litigations and/or settlements and the ability to recover thereon, the amount of funding required to continue litigations, interest rates, adverse weather conditions in the regions in which properties to be sold are located, economic and political conditions, changes in tax and other governmental rules and regulations applicable to the Trust and its subsidiaries and other risks and uncertainties identified in Item 1A. Risk Factors of the Company’s Registration Statement on Form 10, as amended, or contained in any of the Trust’s subsequent filings with the Securities and Exchange Commission (SEC) including in Part II. Other Information Item 1A. Risk Factors of this Form 10-Q. These risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Trust cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

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

Index
PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Overview

Pursuant to the Plan, the Trust was formed on February 15, 2019 to hold, either directly or indirectly through the Wind-Down Entity and the Wind-Down Subsidiaries, the assets and equity interests formerly owned by the Debtors. Each of the real properties formerly owned by the Debtors, was as of February 15, 2019, owned by one of the Wind-Down Subsidiaries. The purpose of the Wind-Down Entity and the Wind-Down Subsidiaries is to develop (as applicable), market and sell those properties to generate cash. Assets formerly owned by the Debtors other than real estate assets and certain cash were transferred to the Trust. The purpose of the Trust is to receive remittances of cash from the Wind-Down Entity, to resolve disputed claims, to prosecute the Causes of Action, to pay allowed unimpaired claims and, subject to the payment of Trust expenses and the retention of various reserves, to make distributions of cash to Interestholders in accordance with the Plan.

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

The Bankruptcy Court has retained certain jurisdictions regarding the Trust, the liquidation trustee, the Supervisory Board, the Wind-Down Entity, the Board of Managers, and assets of the Trust and the Wind-Down Entity, including the determination of all disputes arising out of or related to administration of the Trust and the Wind-Down Entity and its subsidiaries.

As of March 31, 2020, the number of Liquidation Trust Interests outstanding in each class is as follows:

Class of Interest	Number Outstanding

Class A Liquidation Trust Interests	11,516,101

Class B Liquidation Trust Interests	675,709

For each of the classes of Liquidation Trust Interests, the number of Liquidation Trust Interests outstanding will increase to the extent that the disputed claims become allowed claims. On December 24, 2019, the Trust’s Registration Statement on Form 10 became effective under the Exchange Act. As a result, the Class A Liquidation Trust Interests became transferable on that date.

On March 16, 2020, the Financial Institution Regulatory Authority assigned the trading symbol WBQNL for the Trust’s Class A Liquidation Trust Interests (Class A Interests). Imperial Capital, LLC has initiated the quotation of prices for the Class A Interests on OTC Link ATS, the SEC-registered alternative trading system. The Class A Interests have been approved by the Depository Trust Company as eligible for Direct Registration System (DRS) services.

Index
PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Since the Plan Effective Date through March 31, 2020, the Wind-Down Subsidiaries have disposed of approximately 102 properties for aggregate net sales proceeds of approximately $258.00 million. During the period from April 1, 2020 through June 26, 2020, the Wind-Down Subsidiaries sold two single-family homes and fifteen lots and realized net proceeds of approximately $23.36 million. There can be no assurance that the amount of net sales proceeds that the Company will receive in the future will be consistent with the amount received from the Plan Effective Date through March 31, 2020 or during the period from April 1, 2020 through June 26, 2020. During the three and nine months ended March 31, 2020, the Company completed construction of one and three single-family homes, respectively.

As a result of the COVID-19 outbreak, three of the Wind-Down Subsidiaries’ construction sites were closed from mid-March 2020 through first week of June 2020. In addition, increased safety protocols, altered and inconsistent work schedules and other factors have delayed project inspection and sign-offs and slowed the processing of permits and other approvals. The Company has concerns about the potential impact on the supply chain as various materials and cabinets are imported from Europe and China. These COVID-19 issues have increased project costs and delayed completion timing. Furthermore, recent protests and rioting and the resulting curfews have reduced the operating hours for many of our construction sites. The Company will continue to evaluate the impact of these events on the cost of construction and the timing of completion of the single-family homes that are under construction. Once completed, adequate time is required to market and sell the single-family homes. Under current COVID-19 circumstances, the Company’s brokers are required to follow applicable social distancing guidelines which prevent them from having in-person open houses. The Company will also continue to evaluate the impact of these events on the time needed to sell the single-family homes and the price at which these single-family homes will be sold.

As of March 31, 2020, the Wind-Down Entity expected that the liquidation of the Wind-Down Subsidiaries’ assets would be completed during the fiscal year ending June 30, 2022.  The estimated completion date will be re-evaluated in light of the COVID-19 outbreak.

The Trust is required to be terminated, and the liquidation trustee discharged from duties, at such time as: (a) the liquidation trustee determines that the pursuit of additional causes of action held by the Trust is not likely to yield sufficient additional proceeds to justify further pursuit of such causes of action and (b) all distributions required to be made by the liquidation trustee to the holders of allowed claims and to the Interestholders under the Plan and the Trust Agreement have been made. Notwithstanding the above, the Trust must be terminated no later than February 15, 2024 unless the Bankruptcy Court, upon motion made within the six-month period before such date, determines that a fixed period extension is necessary to facilitate or complete the recovery on, and liquidation of, the Trust’s assets, except that the Bankruptcy Court may not grant an extension that, together with any prior extensions, exceeds three years unless the Trust has obtained a favorable letter ruling from the Internal Revenue Service to the effect that the further extension would not adversely affect the status of the Trust as a liquidating trust for federal income tax purposes.

Index
PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Discussion of the Company’s Operations

The Trust, the Wind-Down Entity and the Wind-Down Subsidiaries were formed on February 15, 2019 and had no operations before that date.

Three months ended March 31, 2020

Consolidated Statement of Changes in Net Assets in Liquidation
For the three months ended March 31, 2020

Net assets in liquidation, as of December 31, 2019	$334,583
Change in assets and liabilities:
Change in carrying value of assets and liabilities, net	12,905
Distributions declared, net	(77,678)
Net change in assets and liabilities	(64,773)
Net assets in liquidation, as of March 31, 2020	$269,810

Net assets in liquidation decreased approximately $64.77 million during the three-month period ended March 31, 2020. This decrease was due to distributions declared, net of approximately $77.68 million, as well as an increase in the carrying value of assets and liabilities, net of approximately $12.91 million. The components of the approximately $12.91 million net change in the carrying value of assets and liabilities are as follows ($ in thousands):

Settlement recoveries recognized, net	$1,120
Sales proceeds in excess of carrying value	16,873
Remeasurement of assets and liabilities, net	(5,345)
Other	257
Change in carrying value of assets and liabilities, net	$12,905

During the three months ended March 31, 2020, the Company:

-	Declared distributions of $4.50 and $2.12 per Class A Liquidation Trust Interest, which totaled approximately $53.43 million and approximately $25.00 million, respectively.

-	Completed construction of one single-family home (1241 Loma Vista).

-	Sold two single-family homes, two lots and settled one secured loan for net proceeds of approximately $74.27 million.

-
Adopted a strategy to auction certain secured loans and other properties. As a result of this change in strategy, the net carrying value of these real estate assets was reduced by approximately $1.86 million.

-	Signed agreements to settle Causes of Action for payment to the Trust of approximately $1.18 million.

-	Paid construction costs of approximately $9.38 million relating to single-family homes under development.

-	Paid holding costs of approximately $1.80 million.

-
Paid general and administrative costs of approximately $6.63 million, including approximately $.26 million of board member fees and expenses, approximately $3.41 million of payroll and other general and administrative costs and approximately $2.96 million of post Plan Effective Date professional fees.

Index
PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

For the Period from February 15, 2019 (inception) through March 31, 2019

Consolidated Statement of Changes in Net Assets in Liquidation
For the period from February 15, 2019 (inception) through March 31, 2019

Net assets contributed on February 15, 2019	$383,492
Change in assets and liabilities:
Change in carrying value of assets and liabilities, net	231
Distributions declared	(44,697)
Net change in assets and liabilities	(44,466)
Net assets in liquidation, as of March 31, 2019	$339,026

The components of the approximately $.23 million net change in the carrying value of assets and liabilities are as follows ($ in thousands):

Remeasurement of assets and liabilities, net	$4
Other	227
Change in carrying value of assets and liabilities, net	$231

During the period from February 15, 2019 (inception) through March 31, 2019, the Company:

-	Declared distributions of $3.75 per Class A Liquidation Trust Interest, which totaled approximately $44.70 million.

-	Sold two single-family homes, five lots, one other property and settled one secured loan for net proceeds of approximately $49.78 million.

-	Paid construction costs of approximately $6.76 million relating to single-family homes under development.

-	Paid holding costs of approximately $.36 million.

-
Paid general and administrative costs of approximately $2.68 million, including approximately $.18 million of board member fees and expenses, approximately $.55 million of payroll and other general and administrative costs and approximately $1.95 million of post Plan Effective Date professional fees.

-	Paid professional fees of approximately $.89 million that were incurred before the Plan Effective Date.

Index
PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Nine months ended March 31, 2020

Consolidated Statement of Changes in Net Assets in Liquidation
For the nine months ended March 31, 2020

Net assets in liquidation, as of June 30, 2019	$329,971
Change in assets and liabilities:
Change in carrying value of assets and liabilities, net	17,440
Distributions declared, net	(77,601)
Net change in assets and liabilities	(60,161)
Net assets in liquidation, as of March 31, 2020	$269,810

Net assets in liquidation decreased by approximately $60.16 million during the nine-month period ended March 31, 2020. This decrease was due to distributions declared, net of approximately $77.60 million, as well as increases in the carrying value of assets and liabilities, net of approximately $17.44 million. The components of the approximately $17.44 million net changes in the carrying value of assets and liabilities are as follows ($ in thousands):

Reduction of state, local and other taxes	$2,890
Settlement recoveries recognized, net	4,596
Sales proceeds in excess of carrying value	20,164
Remeasurement of assets and liabilities, net	(10,660)
Other	450
Change in carrying value of assets and liabilities, net	$17,440

During the nine months ended March 31, 2020, the Company:

-	Declared distributions of $4.50 and $2.12 per Class A Liquidation Trust Interest, which totaled approximately $53.43 million and approximately $25.00 million, respectively.

-	Completed construction of three single-family homes (25210 Jim Bridger, 1241 Loma Vista and 24055 Hidden Ridge).

-	Sold ten single-family homes, eighteen lots, settled three secured loans and sold two other properties for net proceeds of approximately $177.97 million.

-
Adopted a strategy to auction certain secured loans and other properties. As a result of this change in strategy, the net carrying value of these real estate assets was reduced by approximately $1.86 million.

-	Signed agreements to settle Causes of Action for payment to the Trust of approximately $4.84 million

-	Paid construction costs of approximately $39.57 million relating to single-family homes under development.

-	Paid holding costs of approximately $6.85 million.

-
Paid general and administrative costs of approximately $17.46 million, including approximately $.85 million of board member fees and expenses, approximately $5.63 million of payroll and other general and administrative costs and approximately $10.98 million of post Plan Effective Date professional fees.

-	Paid professional fees incurred before the Plan Effective Date of approximately $.36 million.

No information is presented for the comparable period as it is the same as the information for the period from February 15, 2019 (inception) through March 31, 2019, which is presented above.

Index
PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources

Liquidity

The Company’s primary sources for meeting its capital requirements are its cash, availability under WB Propco, LLC’s New LOC, proceeds from the PPP loan, proceeds from the sale of its real estate assets and recoveries on Causes of Action. The Company’s primary uses of funds are and will continue to be for distributions, development costs, holding costs and general and administrative costs, all of which the Company expects to be able to adequately fund over the next 12 months from its primary sources of capital.

Capital Resources

In addition to consolidated cash at March 31, 2020 of approximately $106.51 million (of which approximately $4.01 million is restricted), the capital resources available to the Company and its uses of liquidity are as follows:

Revolving Line of Credit

The Company’s LOC matured on May 1, 2020. There were no amounts outstanding under the  LOC as of March 31, 2020.

On June 19, 2020, two wholly-owned subsidiaries of the Wind-Down Entity entered into a $25,000,000 revolving line of credit (New LOC). The New LOC may be increased to up to $30,000,000 with the pledge of one or more additional properties and lender approval. The New LOC matures on June 19, 2022, but may be extended for one additional year thereafter. The New LOC requires the borrowers to establish an interest reserve of $1,750,000, which is to be used to pay the potential monthly interest payments. Outstanding borrowings bear interest at a fixed rate of 3.50% per annum. Indebtedness under the New LOC is secured by a deed of trust on one property and the personal property associated therewith. The Wind-Down Entity is the guarantor of the New LOC. The borrowers and their affiliates are required to keep $20,000,000 on deposit with the lender in order to avoid a non-compliance fee of 2% of the shortfall in the required deposit and are required to comply with various covenants.

Index
PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

PPP Loan

On April 20, 2020, the Wind-Down Entity obtained unsecured credit in the form of a loan under the federal government’s Paycheck Protection Program (PPP) in the amount of $324,700. The loan bears interest at a rate of 1.00% per annum.  The loan matures on April 20. 2022. The Wind-Down Entity may apply for forgiveness of the amount due on the loan in an amount equal to the sum of the qualifying costs incurred by the Wind-Down Entity during the 24-week period beginning on the date of first disbursement of the loan (April 20, 2020). No payments are due on the loan for six months from the date of first disbursement of the loan (Deferment Period).  Beginning on the tenth day of the first month after the expiration of the Deferment Period, the then outstanding balance of the loan shall be repaid in equal monthly payments of principal and interest, to be fully amortized over the remaining term of the loan. The Company expects that the entirety of the PPP loan principal will be forgiven as a result of the Company incurring qualifying costs, however there is no guarantee that the loan will be forgiven.

Sales of Real Estate Assets

The Wind-Down Entity and the Wind-Down Subsidiaries are in the process of developing, marketing and selling their real estate assets, all of which are held for sale, with the exception of ten single-family homes which were under development as of March 31, 2020, including one single-family that was sold in February 2020 that the Company has an obligation to complete but was still under construction as of March 31, 2020. There can be no assurance as to the amount of net proceeds that the Company will receive from the sale of real estate assets or when the net sales proceeds will be received. The net proceeds for the three and nine months ended March 31, 2020 may not be indicative of future net proceeds, which may be significantly lower. In addition, it may take longer to sell the properties than the Company has estimated.

Recoveries

During the three and nine months ended March 31, 2020, the Company recognized approximately $1.18 million and $4.84 million, respectively, from the settlement of Causes of Action. There can be no assurance that the amounts the Company recovers from settling Causes of Action in the future will be consistent with the amount recovered during the three and nine months ended March 31, 2020.

Uses of Liquidity

The primary uses of the Company’s liquidity are to pay (a) distributions payable, (b) development costs, (c) holding costs, and (d) general and administrative costs. As of March 31, 2020, the Company’s total liabilities were approximately $153.29 million, including a distribution payable of approximately $27.77 million.  Approximately $24.19 million of the distribution payable was subsequently paid on April 10, 2020. The total liabilities recorded as of March 31, 2020 may not be indicative of the costs paid in future periods, which may be significantly higher.

Index
PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Given current cash balances, projected sales of real estate assets, availability under the New LOC, Causes of Action recoveries, distributions declared and expected cash needs, the Company does not expect a deficiency in liquidity in the next 12 months. Due to the uncertain nature of future net sales proceeds, recoveries and costs to be incurred, it is not possible to be certain that the current liquidity will be adequate to cover all future financial needs of the Company.  Creating contingent obligation agreements and/or seeking methods to reduce professional costs, including legal fees, and administrative costs are strategies that could be undertaken to address liquidity issues should they arise. These strategies could impact the Company’s ability to maximize recoveries from the settlement of Causes of Action.

Distributions

On March 15, 2019, a distribution in the amount of approximately $44,697,000 was declared which represented $3.75 per Class A Interest. That distribution included (i) a cash distribution on account of then-allowed claims in the amount of approximately $42,313,000, which was paid on March 26, 2019, and (ii) a deposit of approximately $2,384,000 into a restricted cash account, which was made on March 26, 2019, on account of distributions payable for Class A Interests that may be issued in the future upon the allowance of unresolved claims.

On January 2, 2020, a distribution in the amount of approximately $53,426,000 was declared which represented $4.50 per Class A Interest. The distribution included (i) a cash distribution on account of then-allowed claims in the amount of approximately $51,188,000, which was paid on January 10, 2020, and (ii) a deposit of approximately $2,238,000 into a restricted cash account on account of distributions, which was made on January 10, 2020, (a) payable for Class A Interests that may be issued in the future upon the allowance of unresolved claims, (b) in respect of recently allowed claims (c) to holders of Class A Interests who failed to cash distribution checks mailed in respect of the initial distribution (d) that were withheld due to pending avoidance actions or (e) that the Trust is waiting for further beneficiary information.

On March 31, 2020, a distribution in the amount of approximately $25,000,000 was declared which represented $2.12 per Class A Interest. The distribution included (i) a cash distribution on account of then-allowed claims in the amount of approximately $24,193,000, which was paid on April 10, 2020, and (ii) a deposit of approximately $807,000 into a restricted cash account on account of distributions (a) payable for Class A Interests that may be issued in the future upon the allowance of unresolved claims, (b) in respect of recently allowed claims (c) to holders of Class A Interests who failed to cash distribution checks mailed in respect of prior distributions (d) that were withheld due to pending avoidance actions or (e) that the Trust is waiting for further beneficiary information.

In respect of distributions declared in through March 31, 2020, as of March 31, 2020 an amount equal to approximately $2.77 million was held by the Company in a restricted cash account.  Approximately $.50 million and $.61 million was paid to holders of Class A Interests during the three and nine months ended March 31, 2020, respectively, from the restricted account. An amount of approximately $.75 million and $.83 million was released from the restricted cash account and distributions payable were reduced by the same amount in respect of disallowed claims and other settlements of claims during the three and nine months ended March 31, 2020, respectively. During the three and nine months ended March 31, 2020, approximately $.04 million and approximately $.15 million, respectively, was received from the Company’s transfer agent and others relating to distribution checks that were returned or not cashed. These amounts were deposited into the restricted cash account and distributions payable were increased by the same amount.

Index
PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The liquidation trustee will continue to assess the adequacy of funds held and expects to make additional cash distributions on account of Class A Interests, but does not currently know the timing or amount of any such distribution(s).

Contractual Obligations

As of March 31, 2020, the Company has contractual commitments related to construction contracts totaling approximately $43.5 million. This does not include costs for scope changes, change orders or contracts executed after March 31, 2020. The Company expects to complete the construction of these single-family homes by the end of its fiscal year ending June 30, 2022. The Company has an office lease that expires in August 2020. On April 6, 2020, the Company extended its lease through August 2021 and expects that it will continue to lease office space until the liquidation process is completed.

The following table summarizes the future contractual obligations and commitments as of March 31, 2020 ($ in thousands):

	Less than 1 year	1-3 years	3-5 years	5 years	Total
Construction contracts (1)					$43,500
Office lease	$100	-	-	-	$100
Total	$100	-	-	-	$43,600

(1)	Since the construction contracts do not contain payment dates, the Company is not able to allocate the total obligation by period.

Off-Balance Sheet Arrangements

As of March 31, 2020, the Company did not have any off-balance sheet arrangements, other than those disclosed under “Contractual Obligations” above, that have or are reasonably likely to have a material effect on its consolidated financial statements, liquidity or capital resources.

Inflation

Until the Company completes the liquidation of its assets, it may be exposed to inflation risks relating to increases in the costs of construction and other accrued liquidation costs.

Index
PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Critical Accounting Policies and Practices

The Company’s consolidated financial statements are prepared in accordance with U.S. GAAP. The accounting policies and practices that the Company believes are the most critical are discussed below. These accounting policies and practices require management to make decisions on subjective and/or complex matters that may inherently be uncertain. Estimates are required to prepare the consolidated financial statements in conformity with U.S. GAAP. Significant estimates, judgments and assumptions are required in a number of areas, including, but not limited to, the sales price of real estate assets, selling costs, development costs, holding costs and general and administrative costs to be incurred until the completion of the liquidation of the Company. In many instances, changes in the accounting estimates are likely to occur from period to period. Actual results may differ from the estimates. The Company believes the current assumptions and other considerations used in preparing the consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in the Company’s consolidated financial statements, the resulting changes could have a material adverse effect on the Company’s net assets in liquidation.

Liquidation Basis of Accounting

Under the Liquidation Basis of Accounting, all assets are recorded at their estimated net realizable value or liquidation value, which represents the estimated amount of net cash that may be received upon the disposition of the assets (on an undiscounted basis). Liabilities are measured in accordance with U.S. GAAP that otherwise applies to those liabilities.

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

Index
PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Changes in Carrying Value

On a quarterly basis, the Company will review the estimated net realizable values and liquidation costs and record any significant variances. The Company will also evaluate an asset when it is under contract for sale and the buyer’s contingencies have been removed. During the period that this occurs, the carrying value of the asset and the estimated closing and other costs will be adjusted, if necessary. If the Company has a change in its plan for the disposition of an asset, the carrying value will be adjusted to reflect this change in the period that the change is approved. The change in value may also include a change to the accrued liquidation costs related to the asset.

All changes in the estimated liquidation value of the Company’s assets, real estate held for sale, or other assets and liabilities are reflected as a change to the Company’s net assets in liquidation.

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

Index
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings (Continued)

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

The case was designated as a complex matter on December 18, 2019, and was assigned to the Honorable Amy Hogue. The court held an initial status conference on February 28, 2020, and has scheduled a further status conference for July 15, 2020.

On March, 20, 2020, two sets of defendants – Sidley Austin LLP and Neal Sullivan; and Davis Graham & Stubbs LLP and S. Lee Terry, Jr. – filed special motions to strike the portions of the complaint directed at them under a California statute (Civil Procedure Code section 425.16) that permits defendants to bring early challenges to Causes of Action against them that allegedly arise from protected litigation activity if those Causes of Action lack minimal merit.  The defendants that filed these special motions to strike assert that the claims against them arise from communicative conduct in the course of quasi-judicial proceedings, such as regulatory inquiries, and that the Trust cannot establish a likelihood of prevailing on its claims against them.  The Trust has opposed these motions, and the matters are set for hearing on July 15, 2020.

On April 13, 2020, four sets of defendants – Rome McGuigan, P.C. and Brian Courtney; Bailey Cavalieri LLC and Thomas Geyer; Robinson & Cole LLP and Shant Chalian; and Finn Dixon & Herling LLP and Reed Balmer – filed motions to quash the service of summonses.  The defendants that filed these motions assert that they are not subject to suit in California because they do not have sufficient contacts with California to justify a California court’s exercise of jurisdiction over them.  The Trust has opposed these motions, and the matters are set for hearing on July 15, 2020.

Comerica Bank litigation. There are two pending actions in the United States District Court for the Central District of California against Comerica Bank, the institution at which the Debtors maintained all of their bank accounts, alleging various causes of action:

(1) In re Woodbridge Investments Litigation, Case No. 2:18-cv-00103-DMG-MRW (C.D. Cal.), is a consolidated class action brought on behalf of former Noteholders and Unitholders against Comerica Bank. It is comprised of five separate lawsuits filed between January 4, 2018 and April 26, 2018. The five lawsuits were consolidated, Lead Class Counsel was appointed, and Lead Class Counsel filed a Consolidated Class Action Complaint on September 19, 2019. The Consolidated Class Action Complaint asserts claims for aiding and abetting fraud (Count 1), aiding and abetting breach of fiduciary duty (Count 2), negligence (Count 3), and violations of California's unfair competition law (Count 4).

Index
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings (Continued)

On November 1, 2019, Comerica moved to dismiss the Consolidated Class Action Complaint under Federal Rule of Civil Procedure 12(b)(6) (failure to state a claim upon which relief can be granted) and Federal Rule of Civil Procedure 12(b)(1) (lack of subject matter jurisdiction). With respect to Count 1 (aiding and abetting fraud) and Count 2 (aiding and abetting breach of fiduciary duty), Comerica argues that the Class Plaintiffs' allegations do not demonstrate that Comerica had actual knowledge of the underlying fraud and breach of fiduciary duty that Comerica is alleged to have aided and abetted; with respect to Count 3 (negligence), Comerica argues that there is no duty of care owed to non-customers of Comerica; and with respect to Count 4 (California Unfair Competition Law), Comerica argues that a claim for unfair competition fails when there is no actual knowledge of fraud or breach of fiduciary duty and no duty owed. In addition, Comerica argues that all causes of action fail to state a claim for the additional reason that Comerica's filing or non-filing of a Suspicious Activity Report under federal law cannot support any of the causes of action, and that the court lacks subject matter jurisdiction because all of the causes of action belong to the Liquidation Trust such that the Class Plaintiffs lack standing to pursue them. On January 22, 2020, the court entered an order determining that the motion is appropriate for decision without oral argument, and taking the matter under submission. No ruling has yet been issued.

The Trust holds a beneficial interest of approximately 60% of this action based on the claims contributed to the Trust by former Noteholders and Unitholders.

(2) Goldberg vs. Comerica Bank, Adv. Pro. No. 20-ap-50452-BLS (Bankr. D. Del., originally filed Apr. 26, 2019 in California and transferred on February 5, 2020 to Delaware), is an action by the Trust against Comerica Bank alleging fraudulent transfer liability under the California Civil Code. The Trust’s complaint also incorporates the claims asserted against Comerica Bank in the class action (referenced in paragraph (1) above) to the extent that such claims are ultimately determined to belong to the Trust rather than to individual former Noteholders and Unitholders.

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

On July 22, 2019, the Trust filed its omnibus opposition to the three Comerica motions. On February 5, 2020, the court entered an order granting Comerica’s motion to transfer the case to the Bankruptcy Court in Delaware, and denying the remaining two motions (to dismiss and to strike) as moot in light of the transfer, without prejudice to renewal by Comerica in the Bankruptcy Court. On February 6, 2020, the Bankruptcy Court opened the above-referenced docket number for the transferred case.  On March 23, 2020, the Trust and Comerica filed a stipulation agreeing to stay the action pending disposition of the motion to dismiss the class action (referenced in paragraph (1) above).  The Bankruptcy Court approved the stipulation on March 23, 2020, and the action has been stayed since that time.  Within thirty days after the ruling on the motion to dismiss the class action, the parties will confer and submit a joint proposed scheduling order, or (if they cannot agree) will make a joint submission with each party’s competing proposal as to any areas of disagreement for the Bankruptcy Court’s consideration.

Index
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings (Continued)

Avoidance actions. The Trust is currently prosecuting numerous legal actions to recover preferential payments, fraudulent transfers, and other funds subject to recovery by the bankruptcy estate. The Trust has filed approximately 490 legal actions of this nature, many of which have been resolved, resulting in recoveries by or judgments in favor of the Trust. These actions were filed in the United States Bankruptcy Court for the District of Delaware, are pending before the Honorable Brendan L. Shannon, and generally fall into the following categories:

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

Index
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings (Continued)

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

•
Criminal Proceeding and Forfeiture.  In connection with the United States’ criminal case against Robert Shapiro (Case No. No. 19-20178-CR-ALTONAGA (S.D. Fla. 2019)), Shapiro agreed to the forfeiture of certain assets.  The Trust filed a petition in the Florida court to claim the forfeited assets as property of the Debtors’ estates, and therefore as property that had vested in the Trust pursuant to the Plan.  The Trust has had negotiations with the United States Department of Justice concerning resolution of that petition, but the outcome remains unknown.

Index
PART II. OTHER INFORMATION (CONTINUED)

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the following risk factors, which supplement and should be read in conjunction with the information appearing under Item 1A. Risk Factors in Part I. Item 1a. Risk Factors in Amendment No. 2 to our Form 10 Registration Statement filed with the SEC on January 6, 2020.

Pandemics or other health crises, such as the recent outbreak of the novel coronavirus (COVID-19), may adversely affect the Company in the following ways:

The completion of construction of the Company’s development properties may be subject to delays and cost increases, causing delays in distributions in respect of the Liquidation Trust Interests or reductions in the amounts available for such distributions. The Company’s ability to make such distributions in respect of Liquidation Trust Interest depends, in part, on its ability to complete the construction of its properties on a timely basis and at the cost reflected in its consolidated financial statements. In light of the COVID-19 pandemic, certain of the Company’s third-party general contractors stopped work, which affected several of the Company’s development properties. Other general contractors may also stop work voluntarily to ensure the safety of their workers or as a result of regulatory requirements. Furthermore, the Company’s active construction sites must comply with new and additional regulations imposed by state and local governments in response to the recent coronavirus outbreak, including COVID-19 safety guidance for construction sites. The implementation of compliance measures may cause increases in the cost of, or delays, including delays in the delivery of custom cabinets, furnishings and other construction materials and supplies. Such delays may have an impact on the cost and timing of completion of construction at the affected properties.

The success of the Company’s marketing efforts, the timing of the sales of the Company’s properties and the value realized in such sales could be adversely affected by any reduction in demand for residential real properties as a result of the COVID-19 pandemic or other crises. The Company’s ability to sell its properties at the values reflected in its consolidated financial statements depends, in part on demand for such properties and on the global, national, regional and local economic environments. The risk, or public perception of the risk, of a pandemic or media coverage of infectious diseases may cause persons seeking to purchase residential real properties to suspend or defer their efforts. Reduction in demand for the Company’s properties, which are located in areas affected by the recent COVID-19 outbreak such as Los Angeles and New York, may cause delays in the sale of such properties or adversely affect the price at which they can be sold. Furthermore, the success of the Company’s marketing efforts depends, in part, on the ability of the Company’s brokers to meet with and show Company properties to prospective purchasers and their agents. These and other marketing activities may become subject to restrictions on gatherings imposed by state and local governments in response to the recent coronavirus outbreak.

Index
PART II. OTHER INFORMATION (CONTINUED)
The timing of any recoveries relating to the Trust’s prosecution of its Causes of Action may be delayed. The timing of distributions in respect of Liquidation Trust Interests depends, in part, on when net proceeds will be realized from the prosecution of the Trust’s Causes of Action. Many of the courts in which the Causes of Action are being prosecuted have issued orders temporarily suspending previously scheduled hearings and/or deferring or postponing the scheduling of additional hearings. Delays on the prosecution of the Causes of Action may result in delays in the Trust’s realization of net proceeds from such actions and concomitant delays in distributions to holders of Liquidation Trust Interests relating thereto.

The Company’s operations may be adversely affected, extending the Company’s anticipated liquidation period. Delays in the completion of the liquidation of the Company and the timing of net recoveries from the Trust’s prosecution of its Causes of Action may extend its anticipated liquidation period, increase the overall operating and administrative costs of such liquidation period, increase the overall operating and administrative costs of such liquidation, and reduce the amounts available for distribution in respect of the Liquidation Trust Interests.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In accordance with the Plan, Liquidation Trust Interests were issued on the Plan Effective Date and from time to time thereafter as soon as practicable as and when claims in respect of which Liquidation Trust Interests were issuable have become allowed. During the three months ended March 31, 2020, the Trust issued the following Liquidation Trust Interests:

Date of Sale	Number of Class A Interests Sold	Number of Class B Interests Sold	Nature of the Transaction	Consideration Received

March 16,2020	389.05	-	Allowance of claims	Allowance of claims

March 31, 2020	499.14	-	Allowance of claims	Allowance of claims

Total	888.19	-

As of March 31, 2020 and June 26, 2020, the aggregate number of outstanding Class A Liquidation Trust Interests was 11,516,101 and 11,518,871, respectively, and the aggregate number of outstanding Class B Liquidation Trust Interests was 675,709 and 675,558, respectively.

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

Index
PART II. OTHER INFORMATION (CONTINUED)

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit	Description

2.1
First Amended Joint Chapter 11 Plan of Liquidation of Woodbridge Group of  Companies, LLC and its Affiliated Debtors dated August 22, 2018, incorporated herein by reference to the Registration Statement on Form 10 filed by the Trust on October 25, 2019.

3.1
Certificate of Trust of Woodbridge Liquidation Trust dated February 14 and effective February 15, 2019, incorporated herein by reference to the Registration Statement on Form 10 filed by the Trust on October 25, 2019.

3.2
Liquidation Trust Agreement of Woodbridge Liquidation Trust dated February 15, 2019, as amended by Amendment No. 1 dated August 21, 2019 and Amendment No. 2 dated September 13, 2019, incorporated herein by reference to the Registration Statement on Form 10 filed by the Trust on October 25, 2019.

3.3
Amendment No. 3 to Liquidation Trust Agreement dated as of November 1, 2019, incorporated herein by reference to Amendment No. 1 to Registration Statement on Form 10 filed by the Trust on December 13, 2019.

3.4	Amendment No. 4 to Liquidation Trust Agreement dated as of February 5, 2020, incorporated herein by reference to the Current Report on Form 8-K filed by the Trust on February 6, 2020.

Index
PART II. OTHER INFORMATION (CONTINUED)

3.5	Amended and Restated Bylaws of Woodbridge Liquidation Trust effective August 21, 2019, incorporated herein by reference to the Registration Statement on Form 10 filed by the Trust on October 25, 2019.

10.1
Limited Liability Company Agreement of Woodbridge Wind-Down Entity LLC dated February 15, 2019, incorporated herein by reference to the Registration Statement on Form 10 filed by the Trust on October 25, 2019.

10.2
Loan and Security Agreement dated June 19, 2020 by and among WB Propco, LLC and WB 141 S. Carolwood, LLC, as Borrowers, Woodbridge Wind-Down Entity LLC, as Guarantor, and City National Bank of Florida, as Lender, incorporated herein by reference to Amendment No. 1 to the Current Report on Form 8-K filed by the Trust on June 29, 2020.

10.3
Amended and Restated Employment Agreement dated July 31, 2019 between Woodbridge Wind-Down Entity LLC and Frederick Chin, incorporated herein by reference to the Registration Statement on Form 10 filed by the Trust on October 25, 2019.

10.4
Indemnification Agreement dated February 27, 2019 between Woodbridge Wind-Down Entity LLC and Frederick Chin, incorporated herein by reference to the Registration Statement on Form 10 filed by the Trust on October 25, 2019.

10.5
Employment Agreement dated November 12, 2019 between Woodbridge Wind-Down Entity LLC and Marion W. Fong, incorporated herein by reference to Amendment No. 1 to Registration Statement on Form 10 filed by the Trust on December 13, 2019.

10.6
Indemnification Agreement dated November 12, 2019 between Woodbridge Wind-Down Entity LLC and Marion W. Fong, incorporated herein by reference to Amendment No. 1 to Registration Statement on Form 10 filed by the Trust on December 13, 2019.

10.7
Employment Agreement dated November 12, 2019 between Woodbridge Wind-Down Entity LLC and David Mark Kemper, incorporated herein by reference to Amendment No. 1 to Registration Statement on Form 10 filed by the Trust on December 13, 2019.

10.8
Indemnification Agreement dated November 12, 2019 between Woodbridge Wind-Down Entity LLC and David Mark Kemper, incorporated herein by reference to Amendment No. 1 to Registration Statement on Form 10 filed by the Trust on December 13, 2019.

31.1	Certification of Liquidation Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Liquidation Trustee pursuant to 18 U.S.C. 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
Findings of Fact, Conclusions of Law, and Order Confirming the First Amended Joint Chapter 11 Plan of Liquidation of Woodbridge Group of Companies, LLC and its Affiliated Debtors, entered October 26, 2018, incorporated herein by reference to the Registration Statement on Form 10 filed by the Trust on October 25, 2019.

XBRL

Index
PART II. OTHER INFORMATION (CONTINUED)
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Woodbridge Liquidation Trust

Date: June 29, 2020	By:	/s/ Michael I. Goldberg

Michael I. Goldberg,
Liquidation Trustee