Form 10-K
period 2020-06-30
Woodbridge Liquidation Trust
filed 2020-09-28
CIK 1785494

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the fiscal year ended June 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______
Commission File Number 000-56115

Woodbridge Liquidation Trust
(Exact name of registrant as specified in its charter)

Delaware	36-7730868
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employment Identification No.)

14140 Ventura Boulevard Suite 302 Sherman Oaks, California	91423
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 765-1550

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Class A Liquidation Trust Interests
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to which the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

-------$0-------

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

☒ Yes ☐ No

DOCUMENTS INCORPORATED BY REFERENCE

None

Part I

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

The Woodbridge Liquidation Trust (the “Trust”) is a Delaware statutory trust. It was formed on February 15, 2019, the effective date (the “Plan Effective Date”) of the First Amended Joint Chapter 11 Plan of Liquidation dated August 22, 2018 of Woodbridge Group of Companies, LLC and Its Affiliated Debtors (the “Plan”). The Trust was formed to implement the terms of the Plan. The Plan was confirmed by the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) on October 26, 2018 in the jointly administered chapter 11 bankruptcy cases (the “Bankruptcy Cases”) of Woodbridge Group of Companies, LLC and its affiliated chapter 11 debtors (collectively, the “Debtors”), Case No. 17-12560 (BLS).

In this Annual Report on Form 10-K (“Annual Report”), all beneficial interests in the Trust, including both Class A Liquidation Trust Interests and Class B Liquidation Trust Interests, are collectively referred to as “Liquidation Trust Interests.”

The material terms of the Plan which relate to holders of Liquidation Trust Interests (the “Interestholders”) are described in this Annual Report, as well as in the Disclosure Statement for the First Amended Joint Chapter 11 Plan of Liquidation of The Woodbridge Group of Companies, LLC and Its Affiliated Debtors (the “Disclosure Statement”). The Disclosure Statement was approved by the Bankruptcy Court on August 22, 2018, and was distributed or made available to creditors of the Debtors and other parties in interest pursuant to Section 1125 of Title 11 of the United States Code (the “Bankruptcy Code”).

A copy of the Plan is included as Exhibit 2.1 to this Annual Report. A copy of the order of the Bankruptcy Court confirming the Plan is filed as Exhibit 99.1 hereto.

Statements Regarding Forward-Looking Statements. This Annual Report, and other filings by the Trust with the U.S. Securities and Exchange Commission (“SEC”), or written statements made by the Trust in press releases or in other communications, oral or written, may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act” and, together with the Securities Act, the “Acts”). Such statements include, without limitation, financial guidance and projections and statements with respect to expectation of future financial condition, changes in net assets in liquidation, cash flows, plans, targets, goals, objectives, and performance of the Trust. Such forward-looking statements also include statements that are preceded by, followed by, or that include the words “believes,” “estimates,” “plans,” “expects,” “intends,” “is anticipated,” “will continue,” “project,” “may,” “could,” “would,” “should” and similar expressions, and all other statements that are not historical facts. All such forward-looking statements are based on the Trust’s current expectations and involve risks and uncertainties which may cause actual results to differ materially from those set forth in such statements. Such risks and uncertainties include the amount of sales proceeds, timing of sales of real estate assets, timing and amount of funds needed to complete construction of single family homes, amount of general and administrative costs, the number and amount of successful litigations and/or settlements and the ability to recover thereon, the amount of funding required to continue litigations, the continuing impact of the COVID-19 pandemic, interest rates, adverse weather conditions in the regions in which properties to be sold are located, economic and political conditions, changes in tax and other governmental rules and regulations applicable to the Trust and its subsidiaries, and other risks identified and described in “Item 1A. Risk Factors” of this Annual Report. These risks and uncertainties are beyond the ability of the Trust to control, and in many cases, the Trust cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

In connection with the “safe harbor” provisions of the Acts, the Trust has identified and is disclosing important factors, risks and uncertainties that could cause its actual results to differ materially from those projected in forward-looking statements made by the Trust, or on the Trust’s behalf. (See “Item 1A. Risk Factors” of this Annual Report.) These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of the Trust’s subsequent filings with the SEC. Because of these factors, risks and uncertainties, the Trust cautions against placing undue reliance on forward-looking statements. Although the Trust believes that the assumptions underlying forward-looking statements are currently reasonable, any of the assumptions could be incorrect or incomplete, and there can be no assurance that forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date on which they are made. Except as may be required by law, the Trust does not undertake any obligations to modify, update or revise any forward-looking statement to take into account or otherwise reflect subsequent events, corrections in or revisions of underlying assumptions, or changes in circumstances arising after the date that the forward-looking statement was made.

Part I

Item 1.	Business

A.	Overview

The Trust and its wholly-owned subsidiary Woodbridge Wind-Down Entity LLC (the “Wind-Down Entity”) were formed pursuant to the Plan. The purpose of the Trust is to prosecute various causes of action owned by the Trust (the “Causes of Action”), to litigate and resolve claims filed against the Debtors, to pay allowed administrative and priority claims against the Debtors (including professional fees), to receive cash from certain sources and, in accordance with the Plan, to make distributions of cash to Interestholders subject to the retention of various reserves and after the payment of Trust expenses and administrative and priority claims. The Trust has no other purpose. Sources and potential sources of cash include the net proceeds from settlements of various Causes of Action, remittances of cash distributed from the Wind-Down Entity, “Fair Funds” recoveries from the SEC, and assets forfeited to the U.S. Department of Justice by former owners and principals of the Debtors.

The purpose of the Wind-Down Entity is, through its subsidiaries (the “Wind-Down Subsidiaries” and, with the Wind-Down Entity, the “Wind-Down Group”), to develop (as applicable), market, and sell the real estate assets owned by the Wind-Down Subsidiaries to generate cash to be remitted to the Trust after the payment of Wind-Down Group expenses and subject to the retention of various reserves. The Trust, the Remaining Debtors (as defined in Section B of this Item 1) and the Wind-Down Group are collectively referred to in this Form 10-K as the “Company.”

Most of the Debtors filed for chapter 11 bankruptcy protection in December 2017 (certain other Debtors filed cases on later dates). During the Bankruptcy Cases, the major constituencies reached agreements on several matters, including new management for the Debtors, the manner and timing of the liquidation of the Debtors’ assets, and relative priorities to such distributions among creditors. Certain of these agreements were embodied in the Plan, which was confirmed in October 2018 and became effective on February 15, 2019. Under the Plan, holders of certain claims against the Debtors received Class A Liquidation Trust Interests, which became registered pursuant to Section 12(g) of the Exchange Act on December 24, 2019.

The Trust will be terminated upon the first to occur of (i) the making of all distributions required to be made and a determination by the Liquidation Trustee that the pursuit of additional causes of actions held by the Trust is not justified or (ii) February 15, 2024. However, the Bankruptcy Court may approve an extension of the term if deemed necessary to facilitate or complete the recovery on, and liquidation of, the Trust’s assets. The Wind-Down Group will be dissolved upon the completion of the liquidation of its assets.

The Trust is administered by a Liquidation Trustee. The Liquidation Trustee is authorized, subject to the oversight of a six-member supervisory board (the “Supervisory Board”), to carry out the purposes of the Trust. The Wind-Down Entity is managed by a three-member board of managers, one of whom is the chief executive officer.

Pursuant to the Plan and the Liquidation Trust Agreement of the Trust (as amended, the “Trust Agreement”), a copy of which is filed as Exhibits 3.2, 3.3 and 3.4 to this Annual Report, distributions to Interestholders are net of the payment of Trust expenses and administrative and priority claims and the retention of various reserves. Such amounts withheld from distributions may include the cost of maintaining, litigating, and resolving Causes of Action, fees and expenses of the Liquidation Trustee and the Supervisory Board, and fees and expenses of the Trust’s attorneys and consultants. Furthermore, cash received from the Wind-Down Group is net of the payment of Wind-Down Group expenses and the retention of reserves by the Wind-Down Group.

Distributions will be made by the Trust only to the extent that the Trust has sufficient assets (over amounts retained for contingent liabilities and future costs and expenses, among other things) to make such payments in accordance with the Plan and the Trust Agreement. No distribution is required to be made to any Interestholder unless such Interestholder is to receive in such distribution at least $10.00. If the Trust mails a distribution check to an Interestholder and the Interestholder fails to cash the check within 180 calendar days, or if the Trust mails a distribution check to an Interestholder and such check is returned to the Trust as undeliverable and is not claimed by the Interestholder within 180 days, then the Interestholder may not only lose its right to the amount of that distribution, but also may be deemed to have forfeited its right to any reserved and future distributions under the Plan.

Distributions will be made at the sole discretion of the Liquidation Trustee in accordance with the provisions of the Plan and the Trust Agreement. Since the Plan Effective Date, the Liquidation Trustee and the Supervisory Board have authorized four cash distributions to the holders of Class A Interests. The following table summarizes the distributions declared for the periods from February 15, 2019 (inception) through June 30, 2020 and February 15, 2019 (inception) through September 25, 2020:

	Date	$ per Class A	Distributions Declared ($ in millions) During the Period from February 15, 2019 (inception) through
	Declared	Interest	June 30, 2020	September 25, 2020

Distributions Declared
First	3/15/2019	$3.75	$44.70	$44.70
Second	1/2/2020	4.50	53.43	53.43
Third	3/31/2020	2.12	25.00	25.00
Fourth	7/13/2020	2.56	-	29.93
Total		$12.93	$123.13	$153.06

B.	Organization of the Company

On the Plan Effective Date, the Plan was implemented, and the Trust and the Wind-Down Entity were formed. By operation of the Plan, the following assets were transferred to the Trust on the Plan Effective Date:

•	an aggregate of $5.0 million in cash from the Debtors for the purpose of funding the Trust’s initial expenses of operation;

•
the following Causes of Action: (i) all claims and causes of action formerly held or acquired by the Debtors and (ii) all causes of action contributed by Noteholders or Unitholders (as defined in Section C of this Item 1) to the Trust as “Contributed Claims” pursuant to the Plan;

•	all of the outstanding membership interests of the Wind-Down Entity; and

•	certain other non-real estate related assets and entities.

The Trust was established for the benefit of its Interestholders and for the purpose of collecting, administering, distributing and liquidating the Trust assets in accordance with the Plan and the Trust Agreement, to resolve disputed claims asserted against the Debtors, to litigate and/or settle the Causes of Action, and to pay certain allowed claims and statutory fees, in each case to the extent required by the Plan. The Trust has no objective to continue or engage in the conduct of a trade or business, except to the extent reasonably necessary to, and consistent with, the purpose of the Trust as set forth in the Plan.

On the Plan Effective Date and by operation of the Plan, the Wind-Down Entity became a wholly-owned subsidiary of the Trust. The Wind-Down Entity was organized for the purpose of accepting, holding, and administering the Debtors’ real estate assets and distributing the net proceeds of liquidating such real estate assets to the Trust in accordance with the Plan and the Limited Liability Company Agreement of the Wind-Down Entity (the “Wind-Down Entity LLC Agreement”), consistent with the purposes of the Trust. As of the Plan Effective Date, the Wind-Down Group received, in the aggregate, assets consisting of approximately $31.34 million in cash and approximately $585.01 million of real estate and other assets.

By operation of the Plan, (i) the real estate assets of the Debtors were automatically vested in the Wind-Down Group; (ii) all existing equity interests in Woodbridge Group of Companies, LLC and Woodbridge Mortgage Investment Fund 1, LLC (together, the “Remaining Debtors”) were cancelled and extinguished and new equity interests in the Remaining Debtors, representing all of the issued and outstanding equity interests of the Remaining Debtors, were issued to the Trust; and (iii) all of the Debtors other than the Remaining Debtors were automatically dissolved.

As of the Plan Effective Date, each of the Debtors’ directors, officers and managers was terminated and the Trust succeeded to all of their powers in respect of the assets vested in the Trust. Each of the Debtors other than the Remaining Debtors was automatically dissolved on the Plan Effective Date pursuant to the Plan.

C.	Material Developments Leading to Confirmation of the Plan

Prior to the commencement of the Bankruptcy Cases, the Debtors were part of a group of more than 275 affiliated entities formed by, and formerly controlled by, Robert Shapiro (“Shapiro”) which were used by Shapiro to perpetrate a large-scale “Ponzi” scheme. As part of the scheme, Shapiro is believed to have used the group of affiliated entities to raise more than $1.22 billion from over 10,000 investors nationwide. Money was raised in the form of one of two primary products: (1) five-year private placement products that were styled, marketed or sold as “units” in Woodbridge Mortgage Investment Fund 1, LLC, Woodbridge Mortgage Investment Fund 2, LLC, Woodbridge Mortgage Investment Fund 3, LLC, Woodbridge Mortgage Investment Fund 3a, LLC, Woodbridge Mortgage Investment Fund 4, LLC, Woodbridge Commercial Bridge Loan Fund 1, LLC, and Woodbridge Commercial Bridge Loan Fund 2, LLC (each, a “Fund Debtor”) and (2) purportedly secured promissory products of from 12 to 18 months that were styled, marketed or sold as “notes,” “mortgages” or “loans” by one or more Fund Debtors. In this Annual Report, any and all investments, interests or other rights with respect to any of the Fund Debtors that were styled, marketed or sold as “units” are referred to as “Units” and the holders of Units are referred to as “Unitholders.” Similarly, in this Annual Report, any and all investments, interests or other rights with respect to any of the Fund Debtors that were styled, marketed or sold as “notes,” “mortgages” or “loans” are referred to as “Notes” and the holders of Notes are referred to as “Noteholders.”

The proceeds of the sale of Units and Notes were not used for the purposes that were represented to investors, but were instead used to pay (i) over $400 million of “interest” and “principal” to existing investors, (ii) approximately $64.5 million in commissions to sales agents engaged in the sale of the investments, and (iii) at least $21.2 million for the personal benefit of Shapiro or his related entities or family members (including, for example, the purchase of luxury items, travel, wine, and the like). Additionally, the Debtors and Shapiro used investor funds to purchase at least 193 residential and commercial properties located primarily in Los Angeles, California, and Carbondale, Colorado. The Debtors had one segment, known as “Riverdale,” which did, in fact, originate loans to unrelated third parties, but the dollar amount of these third-party loans was a fraction of the amount of the loans made to disguised affiliates.

In the years leading up to the commencement of their Bankruptcy Cases, the Debtors faced a variety of inquiries from state and federal regulators. In particular, in or around September 2016, the SEC began investigating certain of the Debtors (and certain non-debtor affiliates) in connection with possible securities law violations, including the alleged offer and sale of unregistered securities, the sale of securities by unregistered brokers, and the commission of fraud in connection with the offer, purchase, and sale of securities.

In late 2017, the Debtors found it increasingly difficult to raise new capital from investors. The Debtors were unable to make the December 1, 2017 interest and principal payments due on the Notes. Shapiro hired an outside financial restructuring firm and a chief restructuring officer to manage the Debtors on or about December 1, 2017, and on December 4, 2017 chapter 11 bankruptcy cases for 279 of the Debtors were commenced (cases for the 27 other Debtors were filed on later dates). An immediate effect of commencement of the Bankruptcy Cases was the imposition of the automatic stay under Bankruptcy Code section 362(a), which, with limited exceptions, enjoined the commencement or continuation of all collection efforts by creditors, the enforcement of liens against property of the Debtors, and the continuation of litigation against the Debtors during the pendency of the Bankruptcy Cases. Under Chapter 11 of the Bankruptcy Code, a company may continue to operate its business under the supervision of the Bankruptcy Court while it attempts to reorganize.

As of the commencement of the Bankruptcy Cases, certain discovery-related disputes regarding administrative subpoenas issued by the SEC were proceeding before the United States District Court for the Southern District of Florida, but the SEC had not yet asserted any claims against any of the Debtors or their affiliates. Subsequent to the commencement of the Bankruptcy Cases, the SEC commenced legal proceedings in the Florida district court against, among other defendants, Shapiro, a trust related to Shapiro or his family, and the Debtors.

In addition to the SEC investigation, certain of the Debtors received information requests from state securities regulators in approximately 25 states. As of the commencement of the Bankruptcy Cases, regulators in eight states had filed civil or administrative actions against one or more of the Debtors and certain of their sales agents, alleging they engaged in the unregistered offering of securities in their respective jurisdictions and unlawfully acted as unregistered investment advisors or broker-dealers. Six states—Massachusetts, Texas, Arizona, Pennsylvania, South Dakota and Michigan—entered permanent cease and desist orders against one or more of the Debtors related to their alleged unregistered sale of securities. Several of these inquiries were resolved prior to the commencement of the Bankruptcy Cases through settlements, which included the entry of consent orders. Certain of the Debtors entered into consent orders with California, Arizona, Michigan, Oregon, Idaho, and Colorado during the Bankruptcy Cases.

On December 14, 2017, the Office of the United States Trustee for the District of Delaware (the “U.S. Trustee’s Office”) formed the Official Committee of Unsecured Creditors (the “Unsecured Creditors’ Committee”). On December 20, 2017, the SEC filed its action in the Florida district court, as discussed above, detailing much of the massive fraud perpetrated by Shapiro before the commencement of the Bankruptcy Cases. The SEC asked the Florida district court to appoint a receiver who would displace the Debtors’ management in the Bankruptcy Cases, but the Florida district court declined to immediately act on this request in light of the pending Bankruptcy Cases.

On December 28, 2017, the Unsecured Creditors’ Committee filed a motion seeking appointment of a chapter 11 trustee to replace the Debtors’ management team, arguing that the team was “hand-picked by Shapiro, and ha[d] done his bidding both before and after the filing of these cases.” The SEC later made a similar request, arguing that the new “independent” management team was “completely aligned [with Shapiro] in controlling this bankruptcy.”

On or about January 23, 2018, the Debtors, the Unsecured Creditors’ Committee, the SEC, and groups of Noteholders and Unitholders entered into a term sheet (the “Joint Resolution”) that resolved the trustee motions and several other matters. The Joint Resolution included, among other provisions, the following key provisions:

•	A new board of managers—with no ties whatsoever to Shapiro—was formed to govern the Debtors (the “New Board”). The New Board consisted of Richard Nevins, M. Freddie Reiss, and Michael Goldberg.

•	The New Board was empowered to select a CEO or CRO, subject to the consent of the Unsecured Creditors’ Committee and the SEC.

•	The New Board was empowered, subject to the SEC’s consent, to select new counsel for the Debtors or to re-confirm Gibson Dunn & Crutcher LLP as counsel for the Debtors.

•	The holders of Units were permitted to form a single one- or two-member fiduciary Unitholder committee (the “Unitholder Committee”) to advocate for the interests of Unitholders.

•	The holders of Notes were permitted to form a single six to nine-member fiduciary Noteholder committee (the “Noteholder Committee”) to advocate for the interests of Noteholders.

As authorized by the Joint Resolution, the New Board selected Frederick Chin to serve as the Chief Executive Officer and Bradley D. Sharp to serve as the Chief Restructuring Officer during the pendency of the Bankruptcy Cases. Under the direction of the New Board, the Debtors also retained and employed Development Specialists, Inc. as the Debtors’ restructuring advisor and Klee, Tuchin, Bogdanoff & Stern LLP (n/k/a KTBS Law LLP) as new bankruptcy co-counsel to represent them in the Bankruptcy Cases with Young Conaway Stargatt & Taylor LLP.

On April 16, 2018, the Debtor defendants in the Florida proceedings entered into a consent agreement with the SEC and consented to the entry of a judgment. Under the consent agreement and the judgment, the Debtors agreed, among other things, that (i) the Debtor defendants would be permanently enjoined from violations of certain sections of the Securities Act and the Exchange Act; (ii) upon motion of the SEC, the Florida district court would determine whether it was appropriate to order disgorgement and/or a civil penalty against the Debtor defendants, and if so, the amount of any such disgorgement and/or civil penalty; and (iii) in connection with any hearing regarding disgorgement and/or a civil penalty, inter alia, the Debtor defendants would be precluded from arguing that they did not violate the federal securities laws as alleged in the SEC action and the Debtor defendants would not challenge the validity of the consent agreement or judgment. On May 1, 2018, the Bankruptcy Court approved the consent agreement and the judgment. On May 21, 2018, the Florida district court entered the judgment against the Debtor defendants in the SEC action and entered an order administratively closing such action. The Debtors reached a settlement with the SEC to resolve the disgorgement and civil penalty claims asserted by the SEC against the Debtor defendants.

During the Bankruptcy Cases the Debtors sold numerous parcels of owned real property, in each case with Bankruptcy Court approval. Additionally, the major constituencies in the Bankruptcy Cases reached agreements on several matters, including new management for the Debtors, the manner and timing of the liquidation of the Debtors’ assets, and the relative priorities to such distributions among creditors, certain of which agreements were embodied in the Plan.

Under the Plan, on the Plan Effective Date, former Noteholders, Unitholders, and general unsecured creditors holding allowed claims were granted Class A Liquidation Trust Interests in exchange for their claims. Pursuant to a compromise in the Plan, former Unitholders also received Class B Liquidation Trust Interests (Unitholders received Class A Liquidation Trust Interests on account of only 72.5% of their allowed Unit Claims, and received Class B Liquidation Trust Interests on account of the remaining 27.5% of their allowed Unit Claims).

The Plan incorporated a “netting” mechanism for Note and Unit investors whereby such investors received Liquidation Trust Interests based on their “Net” Note Claim (defined as claims arising from or in connection with any Notes) or their “Net” Unit Claim (defined as claims arising from or in connection with any Units). The netting was achieved by reducing the Note or Unit claim by the aggregate amount of all pre-bankruptcy distributions received by the Noteholder or Unitholder (other than return of principal). For example, a Noteholder holding a Note with a face amount of $100,000 who received $10,000 of “interest” before the Debtors filed bankruptcy would be deemed to hold a Net Note Claim of $90,000. Such Noteholder would receive Class A Liquidation Trust Interests on account of a $90,000 Net Note Claim.

On December 24, 2019, the Trust’s Registration Statement on Form 10 became effective under the Exchange Act. The trading symbol for the Class A Liquidation Trust Interests is WBQNL. The Class A Liquidation Trust Interests are quoted on the OTC Link ATS, the SEC-registered alternative trading system and are eligible for the Depository Trust Company’s Direct Registration (DRS) services.

D.	Plan Provisions Regarding the Company

1.	Corporate governance provisions

Under the Plan and the Wind-Down Entity LLC Agreement, the Trust is required at all times to be the sole and exclusive owner of all membership interests of the Wind-Down Entity. The Trust is prohibited from selling, transferring, or otherwise disposing of its membership interests in the Wind-Down Entity without approval of the Bankruptcy Court, and the Wind-Down Entity is prohibited from issuing any equity interest to any other person. Under the Plan and the Wind-Down Entity LLC Agreement, the Wind-Down Entity is required to be managed by a three-member board of managers, one of whom is the chief executive officer. Since the Plan Effective Date, the board of managers of the Wind-Down Entity (the “Board of Managers”) has consisted of Richard Nevins, M. Freddie Reiss, and Frederick Chin and the chief executive officer of the Wind-Down Entity has been Frederick Chin. The Wind-Down Entity is also conducting business under the name “Viewpoint Collection.”

The Wind-Down Entity is required to advise the Trust regarding its affairs on at least a monthly basis, reasonably make available such information as is necessary for any reporting by the Trust, and advise the Trust of material actions. Excess cash of the Wind-Down Entity (cash that is in excess of budgeted reserves for ongoing operations and other anticipated obligations and expenses as determined by the Board of Managers) is required to be remitted to the Trust on a quarterly basis, and the Wind-Down Entity is restricted in its ability to invest or gift any of its assets or make asset acquisitions.

The Bankruptcy Court has retained certain jurisdiction regarding the Trust, the Liquidation Trustee, the Supervisory Board, the Wind-Down Entity, the Board of Managers, and assets of the Trust and the Wind-Down Entity, including the determination of all disputes arising out of or related to administration of the Trust and the Wind-Down Entity.

2.	Treatment under the Plan of holders of claims against and equity interests in the Debtors

The Plan identified 12 types of Claims against and equity interests in the Debtors, eight of which were “classified” (i.e., placed into formalized classes under the Plan) and four of which are not. Claims required to be paid in full under the Plan are referred to as “Unimpaired Claims.” Four types of claims are not classified—(i) claims arising under Bankruptcy Code sections 503(b), 507(a)(2), 507(b), or 1114(e)(2) (“Administrative Claims”), (ii) claims by professionals employed in the Bankruptcy Cases pursuant to Bankruptcy Code sections 327, 328, 1103, or 1104 for compensation or reimbursement of costs and expenses relating to services provided during the period from the Petition Date through and including the Plan Effective Date (“Professional Fee Claims”), (iii) tax claims entitled to priority under Bankruptcy Code section 507(a)(8) (“Priority Tax Claims”), and (iv) debtor-in-possession financing claims (“DIP Claims”). The foregoing claims are all Unimpaired Claims and have been or will be paid in full. Although the amounts may be subject to negotiation based on the Debtors’ and creditors’ records, and to ultimate determination, if necessary, in the Bankruptcy Court, liabilities resulting from any such Administrative Claims, Professional Fee Claims, Priority Tax Claims, and DIP Claims that are allowed are analogous, in substance, to accounts payable. As of September 25, 2020, there were no allowed and unpaid DIP claims. As of September 25, 2020, there were approximately $.01 million of unpaid Administrative Claims, approximately $.18 million of unpaid Priority Tax Claims and no remaining unpaid Professional Fee Claims.

The remaining eight types are claims and equity interests that have been classified. Classified claims and equity interests are treated in accordance with the priorities established under the Bankruptcy Code.

The classified claims and equity interests under the Plan are the following (each, a “Class” of claims or interests):

•
“Class 1 Claims” or “Other Secured Claims,” which are claims, other than DIP Claims, that are secured by a valid, perfected, and enforceable lien on property in which the Debtors have an interest, which lien is valid, perfected, and enforceable under applicable law and not subject to avoidance under the Bankruptcy Code or applicable non-bankruptcy law.

•	“Class 2 Claims” or “Priority Claims,” which are claims that are entitled to priority under Bankruptcy Code section 507(a), other than Administrative Claims and Priority Tax Claims.

•	“Class 3 Claims” or “Standard Note Claims,” which are any Note Claims other than Non-Debtor Loan Note Claims (as defined below).

•	“Class 4 Claims” or “General Unsecured Claims,” which are unsecured, non-priority claims that are not Note Claims, Subordinated Claims (as defined below), or Unit Claims.

•	“Class 5 Claims” or “Unit Claims,” which are Unit Claims (as defined in Item 1, Section C of this Annual Report).

•
“Class 6 Claims” or “Non-Debtor Loan Note Claims,” which are any Note Claims that are or were purportedly secured by an unreleased assignment or other security interest in any loans or related interests as to which the lender was a Debtor and the underlying borrower actually is or actually was a person that is not a Debtor.

•
“Class 7 Claims” or “Subordinated Claims,” which are collectively, (a) any claim, secured or unsecured, for any fine, penalty, or forfeiture, or for multiple, exemplary, or punitive damages, to the extent such fine, penalty, forfeiture, or damages are not compensation for actual pecuniary loss suffered by the holder of such claim and (b) any other claim that is subordinated to General Unsecured Claims, Note Claims, or Unit Claims pursuant to Bankruptcy Code section 510, a final order of the Bankruptcy Court, or by consent of the creditor holding such claim.

•
“Class 8” or “Equity Interests,” which are all previously issued and outstanding common stock, preferred stock, membership interests, or other ownership interests in any of the Debtors outstanding immediately prior to the Plan Effective Date.

Holders of Class 1 Claims are creditors of the Wind-Down Entity, and holders of Class 2 Claims are creditors of the Trust. Although the amounts may be subject to negotiation based on the Debtors’ and creditors’ records, and to ultimate determination, if necessary, in the Bankruptcy Court, liabilities resulting from any such claims that are allowed are analogous, in substance, to accounts payable. As of September 25, 2020, there were no allowed and unpaid Class 1 Claims or Class 2 Claims.

Under the Plan, three Classes of claims, when the claims are allowed under the Plan, entitle the holders thereof to become holders of Liquidation Trust Interests. The holders of these claims belonged, as of the Petition Date, to one or more of the following categories:

•	Standard Note Claims (Class 3)

•	General Unsecured Claims (Class 4)

•	Unit Claims (Class 5)

Standard Note Claims are Claims arising from any and all investments, interests or other rights with respect to any of the seven Debtors identified as a “Fund Debtor” under the Plan that were styled, marketed or sold as “notes,” “mortgages,” or “loans.” As of September 25, 2020, the aggregate outstanding amount of allowed Class 3 Standard Note Claims (net of prepetition distributions of interest) was approximately $703.48 million, including those Class 6 Non-Debtor Loan Note Claims that were reclassified as Class 3 Standard Note Claims in accordance with the Plan. See “Holders of Non-Debtor Loan Note Claims” below. The Trust’s estimate of the aggregate outstanding amount of disputed Class 3 Standard Note Claims as of September 25, 2020 is approximately $1.88 million (net of prepetition distributions of interest).

General Unsecured Claims include any unsecured, non-priority claim asserted against any of the Debtors that is not a Note Claim, Subordinated Claim or Unit Claim, and generally include the claims of trade vendors, landlords, general liability claimants, utilities, contractors, employees and numerous others. As of September 25, 2020, the aggregate outstanding amount of allowed Class 4 General Unsecured Claims was approximately $5.36 million, and the Trust estimates that the aggregate outstanding amount of disputed Class 4 General Unsecured Claims as of September 25, 2020 was approximately $15.32 million.

Unit Claims are Claims arising from any and all investments, interests or other rights with respect to any of the seven Debtors identified as a “Fund Debtor” under the Plan that were styled, marketed or sold as “units.” As of September 25, 2020, the aggregate outstanding amount of allowed Class 5 Unit Claims was approximately $178.95 million, and the Trust estimates that the aggregate outstanding amount of disputed Class 5 Unit Claims as of September 25, 2020 was approximately $1.54 million (in each case, net of prepetition distributions of interest).

Holders of allowed claims in Classes 3, 4 and 5 are deemed to hold an amount and class of Liquidation Trust Interests that is prescribed by the Plan based on the amount of their respective claims, as follows:

•
Each holder of an allowed claim in Class 3 (Standard Note Claims) is deemed to hold one (1) Class A Liquidation Trust Interest for each $75.00 of Net Note Claims held by the applicable Noteholder with respect to its Allowed Note Claims.

•
Each holder of an allowed claim in Class 4 (General Unsecured Claims) is deemed to hold one (1) Class A Liquidation Trust Interest for each $75.00 of allowed General Unsecured Claims held by the applicable creditor.

•
Each holder of an allowed claim in Class 5 (Unit Claims) is deemed to hold 0.725 of a Class A Liquidation Trust Interest and 0.275 of a Class B Liquidation Trust Interest for each $75.00 of Net Unit Claims held by the applicable Unitholder with respect to its allowed Unit Claims.

In addition, under the Plan, holders of Standard Note Claims and Unit Claims were permitted, at the time they cast their votes on the Plan, to elect to contribute their causes of action against any non-released persons to the Trust for prosecution (the “Contributed Claims”). The relative share of the Trust recoveries for any so electing Noteholder or Unitholder in respect of its respective Class 3 Claim or Class 5 Claim has been enhanced by having the amount that otherwise would be the applicable Net Note Claim or Net Unit Claim increased by a multiplier of 105%, referred to as the “Contributing Claimant’s Enhancement Multiplier.” The Plan releases the Debtors, the members of the New Board, the Unsecured Creditors’ Committee, the Noteholder Committee, and the Unitholder Committee, and any party related to such persons from liability, but generally excludes from such release any prepetition insider of any of the Debtors, any non-debtor affiliates of the Debtors or insider of any such non-debtor affiliates, any prepetition employee of any of the Debtors involved in the marketing or sale of Notes or Units, and any other person involved in such marketing, including certain persons identified on a schedule attached to the Plan.

Distributions of cash by the Trust on account of Class A Liquidation Trust Interests and Class B Liquidation Trust Interests are required to be made in accordance with a prescribed priority, referred to as the “Liquidation Trust Interests Waterfall.” (See “Part I, Item 1. Business, D. Plan Provisions Regarding the Company, 4. Liquidation Trust Interests under the Plan”). Fractional Liquidation Trust Interests, if any, are rounded in accordance with the rounding convention established by the Plan.

Other Classes under the Plan include Subordinated Claims, Non-Debtor Loan Note Claims, and Equity Interests. Although holders of Subordinated Claims are not Interestholders of the Trust, they are deemed to have retained a residual right to receive any cash that remains in the Trust after the final administration of all the Trust assets and payment in full to holders of both Class A and Class B Liquidation Trust Interests, including interest at the rate and to the extent set forth in the Plan. The Trust does not expect that there will be any such residual cash.1

3.	Assets and liabilities of the Company

The Trust has no authority to engage in any trade or business except to the extent reasonably necessary to, and consistent with, its purpose. The purpose of the Trust is to hold and effectuate an orderly disposition of the Trust assets, including liquidation to cash and maximization of value of the Causes of Action by litigation, settlement or otherwise, to receive remittances from the Wind-Down Entity, to resolve disputed claims asserted against the Debtors, to pay certain allowed Unimpaired Claims and statutory fees, and to distribute cash to Interestholders in accordance with the Plan and the Trust Agreement. The Trust is governed by the Trust Agreement, the material terms of which are summarized in this Annual Report. The summary does not purport to be complete and is qualified in its entirety by reference to the Trust Agreement.

As of the Plan Effective Date, all cash and other property of the Debtors were transferred to or otherwise became vested in the Trust or the Wind-Down Group. The assets received by the Trust included cash (consisting of Liquidation Trust Funding of approximately $5.0 million), the Causes of Action, outstanding membership interests of the Wind-Down Entity and of the Remaining Debtors, and certain other non-real estate related assets and entities. The assets received by the Wind-Down Group included real estate assets of the Debtors, including real properties and real property loans.

Under the Plan, the Trust may:

•	liquidate any and all Trust assets;

•	pursue the Causes of Action, including preference, fraudulent conveyance, and other avoidance actions, lender liability claims, fraud claims and breach of fiduciary duty claims;

•	resolve, either consensually or through litigation, all disputed Claims asserted against the Debtors; and

•	make all distributions required under the Plan.

Under the Plan, the Trust received the Causes of Action, certain of which were acquired from the Debtors and others of which were contributed by holders of Notes or Units to the Trust as Contributed Claims under the terms of the Plan. Certain of the Causes of Action have been settled or resolved while others are currently the subject of pending litigation (see “Item 3. Legal Proceedings” of this Annual Report). Still other Causes of Action involve potential claims under investigation by the Trust, including claims against FINRA member firms and investment advisers registered with the SEC whose associated persons sold Woodbridge securities.

Due to the inherently uncertain nature of litigation, the Trust is unable to make a meaningful estimate of the aggregate value of the Causes of Action that have not been settled or resolved (the “Unresolved Causes of Action”). Therefore, in accordance with the Company’s accounting policies, other than in respect of Causes of Action that are the subject of an executed settlement agreement, no recoveries have been recorded in the Company’s consolidated financial statements for any Unresolved Causes of Action.

The status of outstanding Unimpaired and Impaired Claims as of September 25, 2020 is summarized below, with amounts in millions:

	Estimated Allowed Claims	Disputed Claims at Asserted Amount
Unimpaired Claims (Liabilities)	$0.09	$0.81
Impaired Claims (Beneficial Interests)	$893.56	$18.73

1 Pursuant to the Plan, all holders of Class 6 Non-Debtor Loan Note Claims elected to reclassify their claims as Class 3 Standard Note Claims, and the dollar amount of such claims is included in the Standard Note Claim summary above. Holders of Equity Interests are not Interestholders of the Trust and will receive no payments; as of the Plan Effective Date, all Equity Interests were cancelled.

As of the Plan Effective Date, the liabilities of the Trust included accounts payable and accrued expenses of approximately $5.78 million, representing pre-Plan Effective Date professional fees. In addition, as of February 15, 2019 the liabilities of the Trust under the Liquidation Basis of Accounting included estimated future costs to manage the Trust such as Supervisory Board and Liquidation Trustee fees, U.S. Trustee’s Office fees, professional fees, insurance and other costs of $31.78 million.

The Trust may also receive assets from two sources in addition to the Causes of Action.

First, in addition to funds already received, the Trust may receive additional contributions from “Fair Funds,” reflecting recoveries by the SEC as a result of settlements with, among others, Jeri Shapiro and securities brokers engaged in the offer and sale of the Debtors’ securities (the “Fair Fund Recoveries”).

Second, the Trust may receive funds from the United States Department of Justice on account of assets forfeited by, among others, Robert and Jeri Shapiro (the “Forfeited Asset Recoveries”). In connection with his guilty plea in August 2019 to counts of conspiracy to commit mail and wire fraud and tax evasion arising out of the Ponzi scheme described above, Robert Shapiro agreed to forfeit all property constituting or derived from proceeds traceable to his offenses, as well as substitute property, to the United States, and Jeri Shapiro has consented to the forfeiture to the extent that it includes any assets that she may own. The Trust filed a petition in the Florida court to claim the forfeited assets as property of the Debtors’ estates, and therefore as property that had vested in the Trust pursuant to the Plan.  The Trust has agreed to the terms and form of an agreement with the United States Department of Justice to resolve its claim, and the agreement was approved by the Bankruptcy Court on September 17, 2020. The agreement remains subject to approval by the United States District Court. Among other things, the agreement provides for the release of specified forfeited assets by the United States Department of Justice to the Trust, and for the Trust to liquidate those assets on terms designed to maximize their value  by commercially reasonable means and distribute the net sale proceeds to persons who are “Qualifying Victims” within the meaning of the settlement agreement.  The Trust believes that all holders of allowed Class 3 and Class 5 Claims, and the purchasers of Liquidation Trust Interests from such holders, are Qualifying Victims under the settlement agreement, but that such term does not include any holders of allowed Class 4 Claims.

The forfeited property generally includes cash, jewelry, artwork, collectibles, a motor vehicle, wine, valuables and apparel. Subject to receipt of the required court approval, the Trust expects to liquidate the forfeited assets in a way intended to maximize their values. Currently, the Trust is unable to estimate the amount of the expected recovery from such sales, but believes that such sales are likely to be substantially complete on or before the end of the Trust’s fiscal year ending June 30, 2022.  Distributions of the net proceeds of the liquidating sales will be made to Qualifying Victims in accordance with the settlement agreement. The Trust is not aware of any potential future Forfeited Asset Recoveries by the Trust, other than the Forfeited Asset Recovery represented by the settlement agreement.

Under the Plan, the Wind-Down Group has been established for purposes consistent with those of the Trust and may liquidate its assets, by means of sales of real property and otherwise, and make remittances to the Trust. As of the Plan Effective Date, the Wind-Down Group received, in the aggregate, assets consisting of approximately $31.34 million in cash and approximately $585.01 million of real estate and other assets.

As of the Plan Effective Date, the Company had consolidated net real estate assets held for sale and other assets of approximately $585.01 million, cash of approximately $36.34 million, accounts payable and accrued expenses of approximately $5.78 million, accrued liquidation costs of $232.07 million and net assets in liquidation of approximately $383.49 million.

4.	Liquidation Trust Interests under the Plan

Each holder of an allowed claim in the Plan’s Class 3 (Standard Note Claims), Class 4 (General Unsecured Claims) and Class 5 (Unit Claims) was granted one or more beneficial interests in the Trust (a Liquidation Trust Interest) of a class (i.e. either Class A and/or Class B) and in an amount prescribed by the Plan and the Trust Agreement, as follows:

•
In the case of an allowed claim in the Plan’s Class 3 (Standard Note Claims), the holder was granted one (1) Class A Liquidation Trust Interest in the Trust for each $75.00 of Net Note Claims held by the applicable Noteholder with respect to its Allowed Note Claims. Allowed Net Note Claims are determined as the outstanding principal amount of Note Claims held by a particular Noteholder, minus the aggregate amount of all prepetition distributions (other than return of principal) received by such Noteholder.

•
In the case of an allowed claim in the Plan’s Class 4 (General Unsecured Claims), the holder was granted one (1) Class A Liquidation Trust Interest in the Trust for each $75.00 of allowed General Unsecured Claims held by the applicable creditor.

•
In the case of an allowed claim in the Plan’s Class 5 (Unit Claims), the holder was granted 0.725 of a Class A Liquidation Trust Interest in the Trust and 0.275 of a Class B Liquidation Trust Interest in the Trust for each $75.00 of Net Unit Claims held by the applicable Unitholder with respect to its allowed Unit Claims. Allowed Net Unit Claims were determined as the outstanding principal amount of Unit Claims held by a particular Unitholder, minus the aggregate amount of all prepetition distributions (other than return of principal) received by such Unitholder.

The Plan permitted Noteholders and Unitholders to contribute certain causes of action (the Contributed Claims) to the Trust. In the case of any Noteholder or Unitholder that elected, on such holder’s Plan ballot, to contribute such holder’s Contributed Claims to the Trust, the relative share of Liquidation Trust Interests granted to any so electing Noteholder or Unitholder has been enhanced by increasing the amount that otherwise would be the applicable Net Note Claim or Net Unit Claim by the Contributing Claimant’s Enhancement Multiplier of 105% before converting such Net Note Claim or Net Unit Claim to Liquidation Trust Interests.

With respect to disputed claims, upon resolution of any disputed claims and to the extent such claims become allowed claims, holders of such Claims in the Plan’s Class 3, Class 4 and Class 5 will be granted Liquidation Trust Interests.

As of September 25, 2020, $887.79 million of Class 3, Class 4 and Class 5 Claims are Allowed. The Trust estimates, as of September 25, 2020, that approximately $5.77 million of additional Class 3, Class 4 and Class 5 Claims will ultimately be allowed. As more such claims become allowed, additional Liquidation Trust Interests will be granted. The percentage recovery to be received by each Class A Liquidation Trust Interest holder will be based on (i) the amount of cash ultimately available for distribution to such holders; and (ii) the actual amount of Class 3, Class 4, and Class 5 Claims that ultimately become allowed.

Pursuant to the Plan and the Trust Agreement, distributions to Interestholders are net of any costs and expenses incurred by the Trust, including in connection with administering the Trust and litigating or otherwise resolving the various Causes of Action and disputed claims. Such amounts withheld from distribution may include fees and expenses of the Liquidation Trustee, premiums for directors and officers insurance, and other insurance and fees and expenses of attorneys and consultants. Distributions will be made only from assets of the Trust and only to the extent that the Trust has sufficient assets (in excess of amounts retained for contingent liabilities and future costs and expenses, among other things) to make such payments in accordance with the Plan and the Trust Agreement. No distribution is required to be made to any Interestholder unless such Interestholder is to receive in such distribution at least $10.00.

Distributions will be made at the sole discretion of the Liquidation Trustee in accordance with the provisions of the Plan and the Trust Agreement. Since the Plan Effective Date, the Liquidation Trustee has declared four distributions to the Class A Interestholders. The distributions are paid on account of the then-allowed claims and a deposit is made into a restricted cash account on account of (a) Class A Interests that are issued as claims are resolved, (b) claims that are recently resolved, (c) uncashed distribution checks, (d) distributions that were withheld due to pending avoidance actions and (e) distributions where the Trust is waiting for further beneficiary information.

The following tables summarize the distributions declared, distributions paid and the activity in the restricted cash account for the periods from February 15, 2019 (inception) through June 30, 2020 and from February 15, 2019 through September 25, 2020.

				During the Period from February 15, 2019 (inception) through June 30, 2020 ($ in Millions)			During the Period from February 15, 2019 (inception) through September 25, 2020 ($ in Millions)
		Date Declared	$ per Class A Interest	Total Declared	Paid	Restricted Cash Account	Total Declared	Paid	Restricted Cash Account

	Distributions Declared
	First	3/15/2019	$3.75	$44.70	$42.32	$2.38	$44.70	$42.32	2.38
	Second	1/2/2020	4.50	53.43	51.19	2.24	53.43	51.19	2.24
	Third	3/31/2020	2.12	25.00	24.19	0.81	25.00	24.19	0.81
	Fourth	7/13/2020	2.56	-	-	-	29.93	29.20	0.73
	Subtotal		$12.93	$123.13	$117.70	$5.43	$153.06	$146.90	$6.16

	Distributions Reversed
(a)	Disallowed					(1.65)			(1.75)
(b)	Returned					0.15			0.27
	Subtotal					(1.50)			(1.48)

(c)	Distributions Paid from Reserve Account					(1.56)			(1.58)

Distributions Payable, Net					as of 6/30/2020:	$2.37		as of 9/25/2020:	$3.10

(a)	As a result of claims being disallowed.
(b)	Distribution checks returned or not cashed.
(c)	Paid as claims are allowed or resolved.

The Plan provides for a Liquidation Trust Interests Waterfall that specifies the priority and manner of distribution of available cash. On each distribution date, the Liquidation Trustee is required to distribute available cash as follows:

•
First, to each Interestholder of Class A Liquidation Trust Interests pro rata based on such Interestholder’s number of Class A Liquidation Trust Interests, until the aggregate amount of all such distributions on account of the Class A Liquidation Trust Interests equals the product of (i) the total number of all Class A Liquidation Trust Interests and (ii) $75.00;

•
Thereafter, to each Interestholder of Class B Liquidation Trust Interests pro rata based on such Interestholder’s number of Class B Liquidation Trust Interests, until the aggregate amount of all such distributions on account of the Class B Liquidation Trust Interests equals the product of (i) the total number of all Class B Liquidation Trust Interests and (ii) $75.00;

•
Thereafter, to each Interestholder of a Liquidation Trust Interest (whether a Class A Liquidation Trust Interest or a Class B Liquidation Trust Interest) pro rata based on such Interestholder’s number of Liquidation Trust Interests until the aggregate amount of all such distributions on account of the Liquidation Trust Interests equals an amount equivalent to interest, at a per annum fixed rate of 10%, compounded annually, accrued on the aggregate principal amount of all Net Note Claims, allowed General Unsecured Claims, and Net Unit Claims outstanding from time to time on or after December 4, 2017, treating each distribution of available cash made after the Plan Effective Date pursuant to the immediately preceding two subparagraphs as reductions of such principal amount; and

•
Thereafter, pro rata to the holders of allowed Subordinated Claims until such claims are paid in full, including interest, at a per annum fixed rate of 10% or such higher rate as may be specified in any consensual agreement or order relating to a given Holder, compounded annually, accrued on the principal amount of each allowed Subordinated Claim outstanding from time to time on or after December 4, 2017.

E.	Operations and Management of the Company

1.	The Trust

Michael I. Goldberg, Esq. is the Liquidation Trustee. The Liquidation Trustee was unanimously selected by the Unsecured Creditors’ Committee, the Noteholder Committee, and the Unitholder Committee and approved by the Bankruptcy Court.

The Trust is also required to have a trustee that has its principal place of business in the State of Delaware (the “Delaware Trustee”). The Delaware Trustee is Wilmington Trust Company, National Association, who has been appointed for the purpose of fulfilling the requirements of the Delaware Statutory Trust Act.

The Trust does not have directors, executive officers or employees. Subject as described below to certain supervision by the Supervisory Board, the Liquidation Trustee has the full power, right, authority and discretion, unless otherwise provided in the Plan, to carry out and implement all applicable provisions of the Plan.

In addition to other actions that the Liquidation Trustee has the authority to take, the Liquidation Trustee may do any and all of the following:

•	review, reconcile, compromise, settle, or object to claims and resolve such objections as set forth in the Plan, free of any restrictions of the Bankruptcy Code or applicable bankruptcy rules;

•	calculate and make distributions and calculate and establish reserves under and in accordance with the Plan;

•	retain, compensate, and employ professionals and other persons to represent the Liquidation Trustee with respect to and in connection with its rights and responsibilities;

•	establish, maintain, and administer documents and accounts of the Debtors as appropriate, which are to be segregated to the extent appropriate in accordance with the Plan;

•	maintain, conserve, collect, settle, and protect the Trust’s assets (subject to the limitations described in the Plan);

•
sell, liquidate, transfer, assign, distribute, abandon, or otherwise dispose of the assets of the Trust or any part of such assets or interest in such assets upon such terms as the Liquidation Trustee determines to be necessary, appropriate, or desirable;

•	negotiate, incur, and pay the expenses of the Trust;

•
prepare and file any and all informational returns, reports, statements, tax returns, and other documents or disclosures relating to the Debtors that are required under the Plan, by any governmental unit, or by applicable law;

•	compile and maintain the official claims register, including for purposes of making initial and subsequent distributions under the Plan;

•	take such actions as are necessary or appropriate to wind-down and dissolve the Debtors;

•	comply with the Plan, exercise the Liquidation Trustee’s rights, and perform the Liquidation Trustee’s obligations; and

•	exercise such other powers as deemed by the Liquidation Trustee to be necessary and proper to implement the Plan.

The powers and authority of the Liquidation Trustee are subject to limitations under the Trust Agreement. On behalf of the Trust or the Interestholders, the Liquidation Trustee is prohibited from doing any of the following:

•
entering into or engaging in any trade or business (other than the management and disposition of the assets of the Trust), and no part of the Trust’s assets or the proceeds, revenue or income therefrom may be used or disposed of by the Trust in furtherance of any trade or business;

•	except as expressly permitted in the Trust Agreement, reinvesting any assets of the Trust;

•	selling, transferring, or otherwise disposing of the Trust’s membership interests in the Wind-Down Entity without further approval of the Bankruptcy Court; or

•	incurring any indebtedness except as contemplated by the Plan or the Trust Agreement.

The Liquidation Trustee is permitted to invest cash of the Trust, including any earnings thereon or proceeds therefrom, any cash realized from the liquidation of the assets of the Trust, or any cash that is remitted to the Trust from the Wind-Down Entity or any other person. Investments by the Liquidation Trustee are not required to comply with Bankruptcy Code section 345(b). Accordingly, the Liquidation Trustee will not be required to obtain a secured bond from financial institutions at which Trust funds are deposited or invested. However, investments must be investments that are permitted to be made by a “liquidating trust” within the meaning of Treasury Regulation section 301.7701-4(d), as reflected in such regulation, or under applicable guidelines, rulings, or other controlling authorities. Accordingly, cash not available for distribution and cash pending distribution is expected to be held in demand and time deposits, such as short-term certificates of deposit, in banks or other savings institutions, or other temporary, liquid investments such as Treasury bills.

The Liquidation Trustee is subject to removal and replacement following notice to the SEC and upon a determination by the Bankruptcy Court that “cause” exists for such removal and replacement, using the standard set forth under Bankruptcy Code Section 1104.

Pursuant to the Plan and the Trust Agreement, the activities of the Liquidation Trustee are subject to the supervision of the Supervisory Board, a six-member supervisory board currently consisting of Lynn Myrick, John J. O’Neill, and Terry Goebel (all three of whom were nominated by the Unsecured Creditors’ Committee), Jay Beynon (nominated by the Noteholder Committee), Dr. Raymond C. Blackburn (nominated by the Unitholder Committee), and M. Freddie Reiss (elected to such position by the other members of the Supervisory Board). Mr. Reiss is the sole member of the Audit Committee of the Supervisory Board.

Under the Plan, the Supervisory Board has the rights and powers of a duly elected board of directors of a Delaware corporation. The Supervisory Board is charged with supervision of the Liquidation Trustee in accordance with the Plan and the Trust Agreement, determination of the Liquidation Trustee’s incentive compensation, if any, and approval of the appointment of any successor Liquidation Trustee. In the event that votes or consents by the Supervisory Board for and against any matter (other than any matter regarding the supervision, evaluation or compensation of the Liquidation Trustee) are equally divided, the Liquidation Trustee has the power to cast the deciding vote.

Additionally, approval by the Supervisory Board or, in the absence of such approval, an order of the Bankruptcy Court, is necessary concerning any of the following matters:

•
any sale or other disposition of an asset of the Trust, or any release, modification or waiver of existing rights as to an asset of the Trust, if the asset at issue exceeds $500,000 in estimated value;

•	any compromise or settlement of litigation or controverted matter proposed by the Liquidation Trustee involving claims in excess of $500,000; and

•	any retention by the Liquidation Trustee of professionals.

The approval of sale of real estate assets owned by the Wind-Down Group is the subject of an agreed-upon protocol between the Trust and the Wind-Down Entity.

Members of the Supervisory Board may resign following written notice to the Liquidation Trustee and the other members of the Supervisory Board. Such resignation will become effective on the later to occur of (i) the day specified in such written notice and (ii) the date that is thirty (30) days after the date such notice is delivered. A member of the Supervisory Board may be removed only by entry of a Bankruptcy Court order finding that cause exists to remove such member.

In the event that a member of the Supervisory Board is removed, dies, becomes incapacitated, resigns or otherwise becomes unavailable for any reason, such member’s replacement shall be appointed in accordance with the Plan, which establishes procedures for the appointment of such replacements. If a member of the Supervisory Board nominated by the Unsecured Creditors’ Committee is no longer available for any reason, then the remaining member(s) selected by the Unsecured Creditors’ Committee are to select the replacement member(s). If a member of the Supervisory Board nominated by either the Noteholder Committee or the Unitholder Committee is no longer available for any reason, then the available former members of the Noteholder Committee or Unitholder Committee, as applicable, are to be requested to, and may, select a replacement. If no former members of the Noteholder Committee or the Unitholder Committee, as applicable, are reasonably available and willing to make the selection, then the remaining members of the Supervisory Board are to select the replacement member(s).

Holders of Liquidation Trust Interests have no voting rights with respect to the selection or replacement of the Liquidation Trustee or the Delaware Trustee and have no other voting rights.

The Audit Committee of the Trust was appointed by the Supervisory Board to oversee (i) the integrity of the annual, quarterly and other financial statements of the Trust, (ii) the independent auditor’s qualification and independence, (iii) the performance of the Trust’s independent auditor, and (iv) the compliance by the Trust with legal and regulatory requirements. The Audit Committee also is authorized, subject to final review by all disinterested members of the Supervisory Board in each case, to review and approve all related-person transactions in which the Trust is a participant as provided for in the Trust’s Related Person Transaction Policy. The Audit Committee is comprised of M. Freddie Reiss, who also serves as Chairman of the committee.

2.	The Wind-Down Group

Under the Plan and the Wind-Down LLC Agreement, the Wind-Down Entity is managed by a three-member Board of Managers, one of whom is the chief executive officer. The Board of Managers is required to consist of the Chief Executive Officer of the Wind-Down Entity and two other persons. Pursuant to the Plan, the initial Board of Managers is comprised of Frederick Chin (the Chief Executive Officer of the Wind-Down Entity), Richard Nevins and M. Freddie Reiss (former members of the Debtors’ New Board).

The Board of Managers is charged with the administration of the Wind-Down Entity, including the power to carry out any and all acts necessary, convenient or incidental to or for the furtherance of the purposes of the Wind-Down Entity. Except as otherwise provided in the Plan and the Wind-Down LLC Agreement, no individual member of the Board, in his or her capacity as such, has any authority to bind the Wind-Down Entity.

Members of the Board of Managers serve until they resign, die, become incapacitated or are removed for Cause by the Trust. “Cause” is defined in the Wind-Down Entity LLC Agreement, with respect to any Manager, as (i) the embezzlement, misappropriation of any property or other asset of the Wind-Down Entity; (ii) the commission of, or the entering of a plea of nolo contendere or guilty with respect to, any felony whatsoever or any misdemeanor involving moral turpitude; or (iii) any willful and material breach of the terms of the Wind-Down Entity LLC Agreement or the terms of the Plan applicable to such Manager. Any member of the Board of Managers may resign by giving not less than thirty (30) calendar days’ prior notice of resignation to the other members. Vacancies on the Board of Managers are required to be filled by the Trust.

Subject to the Plan and the Wind-Down Entity LLC Agreement, the Board of Managers also is charged with the supervision and oversight of the Chief Executive Officer. The Chief Executive Officer of the Wind-Down Entity is Frederick Chin. In addition to the Chief Executive Officer, the Wind-Down Entity had 16 employees as of September 25, 2020.

Subject to the supervision of the Board of Managers as described above, the Chief Executive Officer has the authority, except as otherwise provided in the Plan, to carry out and implement all applicable provisions of the Plan for the ultimate benefit of the Trust, including the authority to do the following:

•	retain, compensate, and employ professionals and other persons to represent the Wind-Down Entity in connection with its rights and responsibilities;

•	establish, maintain, and administer accounts of the Debtors as appropriate;

•	maintain, develop, improve, administer, operate, conserve, supervise, collect, settle, and protect the assets of the Wind-Down Entity;

•
sell, liquidate, transfer, assign, distribute, abandon, or otherwise dispose of the assets of the Wind-Down Entity, including through the formation on or after the Plan Effective Date of any new or additional legal entities to be owned by the Wind-Down Entity to own and hold particular assets of the Wind-Down Entity separate and apart from any other assets of the Wind-Down Entity, upon such terms as the Chief Executive Officer determines to be necessary, appropriate, or desirable;

•	invest cash of the Debtors and their estates, including any cash realized from the liquidation of the assets of the Wind-Down Entity;

•	negotiate, incur, and pay the expenses of the Wind-Down Entity;

•
exercise and enforce all rights and remedies regarding any loans or related interests as to which the lender was a Debtor and the underlying borrower actually is or actually was a person or organization that is not a Debtor, including any such rights or remedies that any Debtor or any estate was entitled to exercise or enforce prior to the Plan Effective Date on behalf of a holder of a Non-Debtor Loan Note Claim, and including rights of collection, foreclosure, and all other rights and remedies arising under any promissory note, mortgage, deed of trust, or other document with such underlying borrower or under applicable law;

•	comply with the Plan, exercise the Chief Executive Officer’s rights, and perform the Chief Executive Officer’s obligations; and

•	exercise such other powers as deemed by the Chief Executive Officer to be necessary and proper to implement the provisions of the Plan.

Each of the Wind-Down Subsidiaries is managed by its member, the Wind-Down Entity. Frederick Chin serves as Chief Executive Officer of each of the Wind-Down Subsidiaries.

Distributions of cash or other assets of the Wind-Down Group are to be made as and when determined by the Board of Managers in its sole discretion, provided however that on the first business day that is 30 calendar days after each calendar quarter-end, the Wind-Down Entity is to remit to the Trust as of such quarter-end any cash in excess of its budgeted amount for ongoing operations, other anticipated expenses and other Plan obligations.

3.	Current year plan of operations

During the remainder of the fiscal year ending June 30, 2021, the Trust plans to continue to engage in the resolution of claims filed against the Debtors, the evaluation and prosecution of the Unresolved Causes of Action, and the payment of allowed administrative and priority claims against the Debtors (including professional fees). Subject to the receipt of remittances from the Wind-Down Entity, the payment of Trust expenses, administrative and priority claims and the retention of various reserves, the Trust also plans to make distributions of cash to Interestholders in accordance with the Plan.

The Wind-Down Group is engaged in the marketing and sale of residential real estate properties and other real estate assets owned by the Wind-Down Subsidiaries, including (where such activities are considered necessary or appropriate) the development and construction of real estate properties. In connection with its development projects, the Wind-Down Group contracts with third-party development management companies, general contractors, architects, and design and furnishing companies to carry out and complete construction. The Wind-Down Group implements marketing initiatives to enhance the exposure of its real estate portfolio and retains third-party real estate brokers to list and sell real estate assets currently held for sale.

As of September 25, 2020, the Wind-Down Group had seven single-family homes under construction and 15 real estate assets held for sale. These 15 real estate assets include two single-family homes, two lots, four secured loans and seven other properties.  For additional information regarding the real estate assets, see “Item 2. Properties” of this Annual Report. During the remainder of the fiscal year ending June 30, 2021, the Wind-Down Group expects to complete the construction of most of the seven homes under development. The Wind-Down Group expects to fund its capital requirement for construction as well as its operating costs with cash on hand, proceeds from sales of real estate assets, and if necessary, borrowings under its existing line of credit.

4.	Termination and dissolution of the Company

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

The Trust may not be terminated at any time by the Interestholders. Upon any termination of the Trust, any remaining assets of the Trust that exceed the amounts required to be paid under the Plan may be transferred by the Liquidation Trustee to the American Bankruptcy Institute Endowment Fund.

Pursuant to the Plan, following the sale or other disposition of all of the assets of the Wind-Down Entity, the Wind-Down Entity will be dissolved.

F.	Access to Information

The Trust’s website is located at www.woodbridgeliquidationtrust.com. The information on the Trust’s website is not part of this Annual Report. Through its website, the Trust makes available, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished to the SEC. These reports are available as soon as reasonably practicable after the Trust electronically files these reports with the SEC. The Trust also posts on its website its Code of Conduct and Conflict of Interest Policy, Code of Ethics, Insider Trading Policy and other corporate governance materials required by SEC regulation. These documents are also available in print to any Interestholder requesting a copy from the Liquidation Trustee.

Item 1A.	Risk Factors

An investment in the Liquidation Trust Interests involves various risks. An investor should carefully consider the risks and uncertainties described below and the other information included or incorporated by reference in this Annual Report before deciding to invest in the Liquidation Trust Interests. Any of the risk factors set forth below could significantly and adversely affect the Company’s business, prospects, financial condition and results of operations. As a result, the trading price of the Liquidation Trust Interests could decline, and an investor could lose a part or all of his or her investment.

Risks Relating to Pandemics or other Health Crises, such as the Recent Outbreak of the Novel Coronavirus (COVID-19)

The completion of construction of the Company’s development properties may be subject to delays and cost increases, causing delays in distributions in respect of the Liquidation Trust Interests or reductions in the amounts available for such distributions. The Company’s ability to make such distributions in respect of Liquidation Trust Interest depends, in part, on its ability to complete the construction of its properties on a timely basis and at the cost reflected in its consolidated financial statements. In light of the COVID-19 pandemic, certain of the Company’s third-party general contractors stopped work for about three months, which affected several of the Company’s development properties. Other general contractors may also stop work voluntarily to ensure the safety of their workers or as a result of regulatory requirements. Furthermore, the Company’s active construction sites must comply with new and additional regulations imposed by state and local governments in response to the recent coronavirus outbreak, including COVID-19 safety guidance for construction sites. The implementation of compliance measures may cause increases in the cost of, or delays, including delays in the delivery of custom cabinets, furnishings and other construction materials and supplies. Such delays may have an impact on the cost and timing of completion of construction at the affected properties.

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

The timing of any recoveries relating to the Trust’s prosecution of its Unresolved Causes of Action may be delayed. The timing of distributions in respect of Liquidation Trust Interests depends, in part, on when net proceeds will be realized from the prosecution of the Trust’s Unresolved Causes of Action. Many of the courts in which the Causes of Action are being prosecuted have issued orders temporarily suspending previously scheduled hearings and/or deferring or postponing the scheduling of additional hearings. Delays on the prosecution of the Causes of Action may result in delays in the Trust’s realization of net proceeds from such actions and concomitant delays in distributions to holders of Liquidation Trust Interests relating thereto.

The Company’s operations may be adversely affected, extending the Company’s anticipated liquidation period. Delays in the completion of the liquidation of the Company and the timing of net recoveries from the Trust’s prosecution of its Unresolved Causes of Action may extend its anticipated liquidation period, increase the overall operating and administrative costs of such liquidation period, increase the overall operating and administrative costs of such liquidation, and reduce the amounts available for distribution in respect of the Liquidation Trust Interests.

Risks Relating to Limited Purpose and Recent Formation

The Trust has a limited purpose. The Trust cannot conduct any trade or business for profit. The Trust was formed pursuant to a chapter 11 bankruptcy plan. The Trust’s purpose is to prosecute Causes of Action, to litigate and resolve claims filed against the Debtors, to pay allowed administrative and priority claims against the Debtors (including professional fees), to receive cash from certain sources and, in accordance with the Plan, to make distributions of cash to Interestholders subject to the retention of various reserves and after the payment of Trust expenses and administrative and priority claims.

The Trust does not expect to generate or receive cash other than from limited sources. The Trust does not expect to receive significant cash other than from remittances to the Trust by the Wind-Down Entity (reflecting the net proceeds of the Wind-Down Group’s liquidation of its portfolio of real estate assets), litigation or settlement by the Trust of its Unresolved Causes of Action, Fair Fund Recoveries and Forfeited Asset Recoveries.

The Trust’s cash may be invested only in investments permissible under applicable Treasury regulations. Cash not available for distribution and cash pending distribution is expected to be held in demand and time deposits, such as short-term deposits in banks or other savings institutions or other temporary, liquid investments such as Treasury bills. Such investments are likely to bear only low rates of interest, if any. There can be no assurance that cash will earn interest or dividends at a rate in excess of inflation, or at all. The Liquidation Trustee will not be liable in the event of the insolvency or failure of any institution in which he or she has invested any funds of the Trust.

The Trust and the Wind-Down Entity are recently formed entities. Each was formed on February 15, 2019, the effective date of the Plan, and has little operating history. The Wind-Down Group has a limited operating history upon which to forecast its future cash proceeds from real estate asset sales, net and cash used to pay accrued liquidation costs. In assessing its business prospects, and its ability to make distributions to the Trust, you should consider various risks and difficulties encountered by newly organized companies. These risks include the Wind-Down Group’s ability to implement and execute its business plan and respond effectively to operational and competitive challenges.

Risks Relating to Uncertainties Relating to Causes of Action

The amount and timing of receipts, if any, from Unresolved Causes of Action is inherently speculative and risky and cannot be predicted with certainty. The Trust does not expect to receive the proceeds of the Unresolved Causes of Action unless and until it successfully obtains judgments or concludes settlements with respect to such Unresolved Causes of Action and is successful in recovering on such judgments or settlements. The Trust may not be successful in litigating the Unresolved Causes of Action or, if it is successful, there could be a significant delay before any recovery is obtained and distributed (if ever). The outcome of litigation is inherently speculative and uncertain, and there can be no assurance that the Trust will obtain a favorable judgment or settlement with respect to any particular Unresolved Cause of Action. In addition, even if there is a favorable judgment or settlement, there can be no assurance that the Trust will be able to recover some or all of such judgment or settlement. Due to the speculative and risky nature of litigation and settlement efforts, the Company is unable to make any meaningful determination of the potential outcome or value, in the aggregate, of the Unresolved Causes of Action.

Even if there is a recovery based on the Causes of Action, there can be no assurances that there will be sufficient funds to make any distributions to Interestholders. Even if the Trust obtains a judgment or settlement based on the Unresolved Causes of Action and successfully recovers funds on account of such judgment or settlement, there can be no assurance that the Interestholders will receive any proceeds from such judgment or settlement. Before Interestholders receive distributions, the Liquidation Trustee must pay Trust expenses and may set aside funds for future expenses or contingencies.

Limited information regarding developments in the Trust’s prosecution of Causes of Action and potential outcomes will be available; therefore, it may be difficult for Interestholders to assess the amount of recovery. The Trust is required to file current and periodic reports with the SEC, as required under the Exchange Act. The Trust also expects to file with the Bankruptcy Court such quarterly reports as may be required by the Plan and the Liquidation Trust Agreement. The SEC and Bankruptcy Court reports are expected to include certain information regarding pending Causes of Action. However, the Trust’s ability to disclose details of the Causes of Action may be limited by the inherent nature and rules of judicial proceedings, including, among other things, proceedings and filings that are sealed by a court, matters involving attorney-client and work product privilege and proceedings that are conducted on a confidential basis by agreement of the parties, such as settlement negotiations. To the extent that information regarding the Causes of Action cannot be provided, it will be difficult for investors in the Liquidation Trust Interests to make any meaningful determination of the potential outcome or value of the Unresolved Causes of Action.

Risks Relating to Real Estate Assets

The Wind-Down Group may not be able to sell its real estate for its (or “real estate assets”) carrying value. The Wind-Down Group has estimated the sales price of its real estate assets. There are many factors which are outside of the Wind-Down Group’s control which may impact the actual sales price of its real estate assets. The actual sales price will be determined through negotiations between the Wind-Down Group and the prospective buyer. The actual sales price of the real estate assets may differ materially from the estimates.

There is limited liquidity in real estate investments, which could limit the Wind-Down Group’s flexibility. Real estate is a relatively illiquid asset. The Wind-Down Group may not be able to sell its real estate assets at the optimal time to maximize its recovery. The Wind-Down Group is unable to acquire new real estate assets to diversify its portfolio and may lack the flexibility to adapt in response to changes in economic and other conditions.

The Wind-Down Group’s real estate asset portfolio is not diversified. The vast majority of the estimated value of the Wind-Down Group’s real estate portfolio is derived from several very exclusive and expensive single-family residential properties in the Beverly Hills and Bel-Air neighborhoods of Los Angeles. This lack of diversification means that the Wind-Down Group is particularly subject to the risks and fluctuations in the price of high-end residential real property in this market, and any downturn in this market would result in a significant and outsized negative impact on the Wind-Down Group.

Many of the residential real properties are positioned within the high-end of the markets in which they are located and are subject to the costs and risks associated with construction of such properties. High-end residential real properties are defined as homes priced in excess of $10 million. These homes tend to be larger, custom “estate” properties constructed with costly, high-quality or designer materials. They tend also to be situated in highly attractive, affluent hillside neighborhoods featuring panoramic views and special amenities. The high-end market is characterized by relatively high and unpredictable construction costs due to their unique designs, the cost of quality materials, installations by craftsman subcontractors and construction costs on hillside locations. Due to their design, engineering and construction complexities, hillside properties are frequently subject to protracted construction periods. Additionally, projected completion schedules may be subject to further delays caused by material and craftsman subcontractor shortages.

High-end residential properties are subject to the costs and risks of marketing such properties. High-end residential properties commonly require longer average DOM (days on the market) than conventional residential properties. During an extended marketing period, significant costs may be incurred to furnish, maintain and own the completed homes. The Wind-Down Group may be required to refresh properties after completion of construction to accommodate prospective purchasers’ requests, which may result in additional costs to complete a sale.

The Wind-Down Group is dependent on the timely and consistent performance of services by third party service providers. To complete the construction of its properties, the Wind-Down Group relies on general contractors, development managers, architects, maintenance personnel and other service providers who are not under the control of the Wind-Down Group. Inadequate or failed performance of services by such third-party providers may subject the Wind-Down Group to delays in completing its properties that may increase the costs of construction.

The Los Angeles market, in which many of the properties owned by the Wind-Down Group are located, may experience a significant slackening of demand. Slowing of demand in the Los Angeles market may further lengthen the number of days the properties remain on the market and negatively affect sales prices. In addition, periods of economic slowdown or recession in the United States and in other countries, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in property values, which would adversely affect the financial position, net assets in liquidation and cash flow of the Wind-Down Group. This would, in turn, adversely affect the Company’s ability to make distributions to its Interestholders.

If the Wind-Down Group is unable to sell properties within a reasonable period of time, it may need to consider bulk marketing and disposition. The Wind-Down Group’s homes are highly customized and unique. The pool of potential buyers for these homes is very limited and, depending on market conditions, price reductions and/or bulk sales may be necessary. One or more bulk sales of the Wind-Down Group’s properties is unlikely to yield as high an aggregate value as individual property sales, and a bulk sale may possibly depress prices in that market, negatively affecting the Wind-Down Group’s ability to recover the highest value for its remaining properties located in the same area.

The Wind-Down Group’s working capital may not be sufficient to complete construction and may be restricted in its ability to access capital to complete construction. As of August 31, 2020, and June 30, 2020, the Wind-Down Group has existing unrestricted cash and cash equivalents of approximately $78.02 million and $86.07 million, respectively. The Wind-Down Group may need to access its $25.00 million revolving line of credit to complete construction of the properties currently under construction. Additional borrowings may be needed. Such borrowings, which would require approval of the Liquidation Trust, may not be available or may be very costly to acquire. The revolving line of credit has a June 19, 2022 maturity date and can be extended for one additional year thereafter.

The Wind-Down Entity’s failure to meet repayment requirements under the revolving line of credit could harm its financial condition. The repayment of the line of credit would be primarily from the sale of properties.  The Wind-Down Entity does not have any other material source of revenue.  Any failure of the Wind-Down Entity to have sufficient liquidity to (i) repay principal payments when due or (ii) pay the outstanding balance at the expiration of the credit facility on June 19, 2022 could materially adversely affect the Wind-Down Entity’s financial condition and performance.

Risks related to building code and zoning compliance may adversely affect the financial condition and changes in net assets in liquidation of the Wind-Down Group. The Wind-Down Group intends to complete the construction of numerous high-value properties, and, in connection therewith, must comply with zoning and building code requirements and pass frequent building inspections and obtain other approvals to attain marketable homes. Delays or difficulties in connection with any of the foregoing may result in additional costs and delays, which depending on market conditions may adversely affect the financial position, net assets in liquidation and cash flow of the Wind-Down Group. This would, in turn, adversely affect the Trust’s ability to make distributions to its Interestholders.

Risks related to competition from other developers of residential real properties in the markets in which the properties are located may adversely affect the financial condition and changes in net assets in liquidation of the Wind-Down Group. The addition of new homes by the Wind-Down Group’s competitors may increase the available supply of similar properties, creating downward pressure on home prices and protracted sales periods. In addition, one or more of the Wind-Down Group’s competitors may have superior financial resources that would allow them to continue in business for a longer term than the Wind-Down Group.

Risks related to commodity shortages, delivery interruptions, or price increases may delay the Wind-Down Group’s construction schedule and/or increase costs. The Wind-Down Group is dependent on commodities such as lumber, steel, copper, gypsum and others that are commonly used in real property construction. These commodities are prone to market fluctuations and unpredictable shortages due to demand, tariffs, and other factors. In addition, delivery of commodities is subject to interruptions due to the COVID-19 pandemic, labor strikes, civil unrest, and natural disasters. These and other factors beyond the Wind-Down Group’s control may adversely affect the Wind-Down Group’s ability to timely complete construction and could increase overall costs.

Risk related to labor shortages and wage increases may prevent the Wind-Down Group from completing construction at its projected cost. The Wind-Down Group is dependent on skilled contractors and craftsmen at its properties. Labor shortages, wage increases, and other factors beyond the Wind-Down Group’s control may affect the availability and cost of construction labor, and may consequently adversely affect the Wind-Down Group’s ability to timely complete construction of its properties at its projected cost. This would, in turn, adversely affect the Trust’s ability to make distributions to its Interestholders.

The Wind-Down Group may remain subject to potential liabilities for construction defects for an extended period of time following the sale of its properties.  In connection with its sales of developed real properties and pursuant to applicable law, the Wind-Down Group may face potential claims for construction defects and property damage for up to 10 years following the completion of construction.  There can be no assurance that contractor’s guaranties and warranties will be adequate to indemnify the Wind-Down Group against all such claims.  In the ordinary course of business, the Wind-Down Group seeks to obtain liability insurance in appropriate amounts in order to address its potential liability for construction defects and property damage.  However, the Company’s ability to continue to do so is subject to factors beyond its control, including the availability and cost of appropriate insurance products.  Furthermore, subject to applicable law and policy limitations, coverage may or may not be available for property damage or certain other liabilities resulting from construction defects.  If contractor’s guaranties and insurance policies were to prove insufficient, the Wind-Down Group may become exposed to further costs, including potentially expensive litigation and significant adverse judgments.  Any significant liabilities resulting from such post-sale obligations may adversely affect the Wind-Down Group’s financial position, net assets in liquidation and cash flow which would, in turn adversely affect the Trust’s ability to make distributions to its Interestholders.  Furthermore, the amount of cash available for distribution to the Trust upon completion of the Wind-Down Group’s activities may be affected by reserves that the Wind-Down Group may be required to set aside in order to make reasonable provision for future or unknown construction defect claims.

The Wind-Down Group’s success depends on the continuing contributions of its key personnel. The Wind-Down Group has a skilled management team to oversee the development, marketing and sale of the properties. However, it does not have agreements with any key personnel that hinders such individuals’ ability to quit at will and, thus, any executive officer or key employee may terminate his or her relationship with the Wind-Down Group at any time upon relatively short notice.

Adverse weather conditions and natural disasters could adversely affect the Wind-Down Group’s operations and results. Additionally, the Wind-Down Group may not be able to obtain insurance at reasonable rates for natural disasters and other events which are beyond its control. Adverse weather conditions can delay and increase the costs of construction and may impact buyer demand for properties. In more severe cases, such as wildfires, earthquakes and other natural disasters, weather conditions may damage the Wind-Down Group’s properties, perhaps for prolonged periods, which would negatively affect the value of those properties and the ability to sell them. Southern California, where the bulk of the properties are located, is a seismically active area. Additionally, wildfires are prevalent in this region.

Additionally, although the Wind-Down Group insures its properties against earthquakes (for some properties subject to coverage limitations of insurance), wildfires, and other disasters, it may not be able to obtain insurance for these types of events for all of its properties at reasonable rates. In particular, because many of the Wind-Down Group’s properties are located in areas subject to seismic activity and/or wildfires, the Wind-Down Group may not be able to obtain insurance or sufficient insurance coverage against those types of disasters. A devastating natural disaster or other event in the vicinity of one of the properties could result in substantial losses. This would, in turn, adversely affect the Trust’s ability to make distributions to its Interestholders.

The Wind-Down Group may suffer environmental liabilities which could result in substantial costs. Under various environmental laws, the current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances, including asbestos-containing materials that are located on or under the property. These laws often impose liability whether the owner or operator knew of, or was responsible for, the presence of those substances. In connection with the Wind-Down Group’s ownership and operation of properties, it may be liable for these costs, which could be substantial. In addition, the Wind-Down Group may become subject to claims by third parties based on damages and costs resulting from environmental contamination at or emanating from the properties.

 Risks Relating to the Liquidation Trust Interests

The Liquidation Trust Interests are not suitable as a long-term investment. The Company intends to complete the liquidation in as short a time as is consistent with the maximization of the value of its assets, without regard to the potential long-term capital appreciation of the real properties owned by the Wind-Down Group. The Company expects to complete the liquidation of its assets during the fiscal year ending June 30, 2023.

The Liquidation Trust Interests are subject to forfeiture of their right to further distributions if a holder fails to promptly cash a distribution check or fails to promptly claim a distribution check that is returned to the Trust as undeliverable. The Plan provides that if the Trust mails a distribution check to an Interestholder and the Interestholder fails to cash the check within 180 calendar days, or if the Trust mails a distribution check to an Interestholder and such check is returned to the Trust as undeliverable and is not claimed by the Interestholder within 180 days, then the Interestholder not only loses its right to the amount of that distribution, but also is deemed to have forfeited its right to any reserved and future distributions under the Plan. It is the responsibility of the Interestholders to promptly cash all distribution checks received by them and to contact the Trust’s transfer agent to ensure that the Trust has complete and accurate information.

The Trust cannot predict with certainty the timing or amount of distributions to the Interestholders. It is not possible to predict with certainty the timing and amount of future distributions to Interestholders. The Trust will make distributions to the Interestholders only if and to the extent that it receives remittances from the Wind-Down Entity, proceeds from the Causes of Action, Fair Fund Recoveries, or Forfeited Asset Recoveries, and then only to the extent that such remittances or proceeds exceed any amounts withheld by the Liquidation Trustee for, among other things, payment of, and reserves for, Trust expenses and funding of the prosecution of remaining Causes of Action. Such cash receipts cannot be predicted with certainty because they are subject to conditions beyond the Trust’s control or which are inherently uncertain. Remittances by the Wind-Down Entity will depend on the amount and timing of the Wind-Down Group’s sale of its portfolio of real estate properties, as well as the Wind-Down Group’s operating expenses. Contributions from the Fair Funds will depend on the SEC’s discretion and ability to recover assets. Cash proceeds from Unresolved Causes of Action will depend on the Trust’s obtaining, and recovering on, favorable judgments or settlements with respect to any particular Unresolved Cause of Action.

The Trust cannot predict with certainty the percentage of distributions to which each holder of a Class A Liquidation Trust Interest will be entitled. Such percentage will depend on the total number of Liquidation Trust Interests that ultimately are granted. Additional Liquidation Trust Interests will be granted to holders of disputed claims as and when the Trust resolves such claims, at which time they become allowed claims under the Plan. To the extent that additional Liquidation Trust Interests are granted to the holders of allowed claims, the percentage of distributions to which each holder of a Class A Liquidation Trust Interest is entitled will decrease. To the extent that additional claims are not allowed, no additional Liquidation Trust Interests will be granted in respect thereof and the percentage of distributions to which each holder of a Class A Liquidation Trust Interest is entitled will increase. As of September 25, 2020, $887.79 million of Class 3, Class 4 and Class 5 Claims have become allowed claims. The Trust estimates, as of September 25, 2020, that an additional approximately $5.77 million of Class 3, Class 4 and Class 5 Claims will ultimately be allowed. However, the actual number of allowed claims may be materially different from the estimate.

The value of the Liquidation Trust Interests is expected to decrease over time. The value of the Liquidation Trust Interests will depend primarily on the anticipated net liquidation value of the remaining assets of the Trust, which is expected to decrease with each cash distribution (if any) made to Interestholders.

The Class A Liquidation Trust Interests may be thinly traded. The Class A Liquidation Trust Interests are not listed on any national securities exchange, but instead are traded on the over-the-counter market (OTC Link ATS) under the symbol WBQNL. As a result of relatively low trading volumes for the Class A Liquidation Trust Interests, the market price for the Class A Liquidation Trust Interests may be difficult to establish.  Accordingly, the Class A Liquidation Trust Interests may not be suitable for investors preferring highly liquid securities and may present challenges in profit-taking and other trading risks.

The market price for Class A Liquidation Trust Interests may be volatile. Many factors could cause the market price of Class A Liquidation Trust Interests to rise and fall, including the following:

•	Actual or anticipated fluctuations in the Trust’s or the Wind-Down Group’s quarterly or annual financial results;

•	Failure of the Wind-Down Entity to maintain compliance with any financial covenants under its revolving line of credit;

•
Various market factors or perceived market factors, including rumors, whether or not correct, involving the Trust, the Wind-Down Group, the properties, potential buyers, or the Wind-Down Group’s competitors;

•	Sales, or anticipated sales, of large blocks of Liquidation Trust Interests, including short selling by investors;

•	Additions or departures of key personnel;

•	Regulatory or political developments;

•	Litigation and governmental or regulatory investigations;

•	Changes in real estate market conditions; and

•	General economic, political, and financial market conditions or events.

To the extent that there is volatility in the price of Class A Liquidation Trust Interests, the Trust may also become the target of securities litigation. Securities litigation could result in substantial costs and divert the Trustee’s and the Supervisory Board’s attention and the Company’s resources as well as depress the value of Liquidation Trust Interests.

Certain holders of Class A Liquidation Trust Interests, deemed under the Bankruptcy Code to be “underwriters,” may not be able to sell or transfer their Class A Liquidation Trust Interests in reliance upon the Bankruptcy Code’s exemption from the registration requirements of federal and state securities laws. Such “statutory underwriters” may include members of the Supervisory Board and holders of ten percent (10%) or more of the Liquidation Trust Interests. Statutory underwriters may not be able to offer or sell their Class A Liquidation Trust Interests without registration under the Securities Act or applicable state securities (i.e., “blue sky”) laws unless such offer and sale is exempted from the registration requirements of such laws. The offer and sale of Class A Liquidation Trust Interests by statutory underwriters in reliance upon an exemption from registration under the Securities Act may require compliance with the requirements and conditions of Rule 144 of such law, including those regarding the holding period, the adequacy of current public information regarding the Trust, sale volume restrictions, broker transactions, and the filing of a notice.

Potential conflicts of interest exist among the classes of Liquidation Trust Interests. The existence of separate classes of Liquidation Trust Interests could give rise to occasions when the interests of the Interestholders could diverge, conflict or appear to diverge or conflict. Operational and financial decisions by the Liquidation Trustee regarding the litigation could favor one class (i.e., Class A or Class B) of Interestholders over another, adversely affecting the market value of a particular class of Liquidation Trust Interests or the distribution to that particular class of Liquidation Trust Interests.

The Class A Liquidation Trust Interests may become the subject of third-party tender offers. The Trust believes that one or more institutional investors have, or in the future may acquire, an interest in conducting a tender offer for the Class A Liquidation Trust Interests. Such tender offers may be commenced without the offeror having negotiated with the Trust to make price or other terms of the offer more attractive, and without the offeror having sought the Trust’s recommendation of the offer to its holders. As a result of thin trading of the Class A Liquidation Trust Interests on the over-the-counter market, the liquidity of such securities may be limited and it may be difficult to establish a market price for such securities.  Holders of Class A Liquidation Trust Interests presented with a tender offer may be at a disadvantage in evaluating such offer.

Risks Relating to Management and Control

The Trust is controlled by the Liquidation Trustee and the Interestholders have no voting rights regarding decisions made on behalf of the Trust. All decisions concerning the conduct of the Causes of Action and distribution of assets of the Trust are to be made by the Liquidation Trustee, in accordance with the terms of the Plan and the Trust Agreement, with approval by the Supervisory Board for certain decisions as set forth in the Trust Agreement. The Interestholders have no right to elect or remove the Liquidation Trustee. The Liquidation Trustee may be removed by Bankruptcy Court order upon the motion of the Supervisory Board and a showing of good cause; provided, however, that the proposed removal and replacement of Michael Goldberg as Liquidation Trustee will require a determination by the Bankruptcy Court that “cause” exists for such removal and replacement using the standard under Bankruptcy Code section 1104 made after notice of such proposed removal and replacement has been provided to the SEC.

Interestholders will have only limited rights against the Liquidation Trustee and the Liquidation Trustee has limited liability to the Trust. The Trust Agreement provides that the Liquidation Trustee and the Delaware Trustee (and their respective affiliates, directors, officers, employees and representatives) and any officer, employee or agent of the Trust or its affiliates will have no liability to the Trust or the Interestholders except for acts or omissions of the Liquidation Trustee or the Delaware Trustee undertaken with the deliberate intent to injure the Interestholders or with reckless disregard for the best interests of the Interestholders. Any liability of the Liquidation Trustee will be limited to actual, proximate and quantifiable damages. The Trust Agreement further provides that the Liquidation Trustee shall not incur any liability for any act or omission under the Trust Agreement unless the Liquidating Trustee has acted with gross negligence, fraud, or willful misconduct. The Trust Agreement provides that the Interestholders have no voting rights (except in connection with certain amendments to the Trust Agreement).

The Trust has limited control over the Wind-Down Entity. The business and affairs of the Wind-Down Entity are managed by its Board of Managers. The Trust, as the sole member of the Wind-Down Entity, has only limited approval rights over decisions by the Board of Managers. Under the Wind-Down Entity LLC Agreement, the Trust may remove members of the Board of Managers only for Cause, as defined in the Wind-Down Entity LLC Agreement. Furthermore, except in the case of three specified properties, the Trust has approved in advance any property sale by the Wind-Down Group provided that the purchase price for such property is at or above the approved low-case price for such property in the Wind-Down Group’s current business plan. Only in the case of a sale of one or more of the three specified properties, or a sale of another property at a price less than its approved low-case price, is the Wind-Down Entity required to obtain the Trust’s approval for the sale of a property. In the event of a dispute between the Trust and the Wind-Down Entity as to any matter that cannot be resolved between the Trust and the Wind-Down Entity, the Wind-Down Entity LLC Agreement requires that the matter be resolved by the Bankruptcy Court.

Being a public company is expensive and administratively burdensome. The Trust is subject to the periodic reporting requirements of the Exchange Act. The Trust’s status as a reporting company under the Exchange Act causes the Trust to incur additional legal, accounting and other expenses. The Trust expects these rules and regulations to increase its legal and financial compliance costs and to make some activities more time-consuming and costly. The Trust also expects that these rules and regulations may make it more difficult and more expensive for the Trust to obtain director and officer liability insurance and that the Trust may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain approximately the same or similar coverage. As a result, it may be more difficult for the Trust to attract and retain qualified individuals to serve on the Supervisory Board.

Risks Relating to Taxes

If the Trust is not treated as a liquidating trust for federal tax purposes, there may be adverse tax consequences to the Trust and the Interestholders. Pursuant to the Plan and the Trust Agreement, the Trust was organized with the intention that it conform to the requirements of a liquidating trust under applicable IRS rules. However, not all aspects of the formation of the Trust are expressly addressed in such rules, and the requirements of such rules are not always specific. No legal opinions have been requested from counsel, and no rulings have been or will be requested from the IRS, as to the tax treatment of the Trust. Accordingly, there can be no assurance that the IRS will not determine that the Liquidation Trust does not qualify as a liquidating trust. If the Trust does not qualify as a liquidating trust, there may be adverse federal income tax consequences, including taxation of the income of the Trust at the entity level, which could reduce the amount of Trust cash available for distributions to Interestholders or result in tax assessments of Interestholders upon their receipt of distributions.

As a liquidating trust, the Trust is subject to federal tax rules that limit its operations. To maintain its status as a liquidating trust, the Trust will need to comply with IRS regulations and revenue procedures applicable to the operation of liquidating trusts. The Trust will be prohibited or restricted from, among other activities, engaging in the conduct of a trade or business, unreasonably prolonging its liquidation activities, or allowing business activities to obscure the liquidating purpose of the Trust. Furthermore, the Trust will be subject to restrictions on its ability to retain net income or the net proceeds from the sale of assets from year to year, to make investments, and to use Trust funds to continue the development of the Wind-Down Entity’s real estate assets. Due to the lack of specificity and indeterminate nature of the applicable requirements, there can be no assurance that the Trust will be able to comply with the IRS rules. If the Trust fails to comply with such rules, the IRS may determine that the Trust’s status as a liquidating trust may be revoked. Revocation of such status may entail adverse federal income tax consequences to the Trust and the Interestholders.

The Trust may be restricted under applicable federal tax rules from accepting all Fair Fund Recoveries and Forfeited Asset Recoveries. Under applicable IRS rules, liquidating trusts are not permitted to receive or retain cash or cash equivalents in excess of a “reasonable” amount to meet claims and contingent liabilities (including disputed claims) or to maintain the value of the assets during liquidation. It is unclear whether the approximately $5 million cash contributions to the Trust under the Plan, together with any future Fair Fund Recoveries or Forfeited Asset Recoveries, will be determined to be an amount in excess of such limit.

An Interestholder’s tax liability could exceed distributions. If the Trust has income for a taxable year, the appropriate portion of that income may be includable in an Interestholder’s taxable income, whether or not any cash is actually distributed to the Interestholder by the Trust. The Plan and the Trust Agreement permit the Trust to reserve certain amounts to fund, among other things, operating and other expenses, and do not contain a mandatory tax distribution provision. Therefore, for any particular year, there may be no distribution or a distribution that is less than an Interestholder’s tax liability on its share of the income of the Trust.

Purchasers of Liquidation Trust Interests may be required to make special calculations to determine tax gain or loss on the sale of Liquidation Trust Interests. The Trust does not expect to maintain a separate basis account for any purchaser of a Liquidation Trust Interest in an open market transaction. However, to the extent the Trust is treated as a grantor trust, the purchaser may be treated as though such purchaser purchased the Liquidation Trust Interest deemed to have been owned by the selling Interestholder. The new purchaser may receive a new tax basis in the acquired Liquidation Trust Interests equal to such purchaser’s purchase price of the Liquidation Trust Interests. Upon the sale of assets by the Trust and its related entities, the basis of the Liquidation Trust Interest on the books and records of the Trust may be different than the new purchaser’s basis, requiring the new purchaser to make special calculations to report the correct gain or loss for federal income tax purposes. Investors are urged to consult with their tax advisors regarding the acquisition, ownership and disposition of Liquidation Trust Interests.

Expenses incurred by the Trust may not be deductible by Interestholders. Expenses incurred by the Trust generally will be deemed to have been proportionately paid by each Interestholder. As such, these expenses may not be deductible or be subject to limitations on deductibility. Interestholders are urged to consult with their tax advisors regarding the acquisition, ownership and disposition of Liquidation Trust Interests.

Before purchasing Liquidation Trust Interests, investors are urged to engage in careful tax planning with a tax professional. The federal income tax treatment of the Liquidation Trust Interests is complex and may not be clear in all cases. For example, in the case of an investor who purchases Liquidation Trust Interests in more than one transaction at different times and for different prices, and subsequently sells a portion of such Liquidation Trust Interests, there appears to be no clear guidance as to whether such purchaser can use average-cost basis in all of Liquidation Trust Interests or instead may claim a higher or lower tax basis depending on the specific price of each lot. Additionally, the federal income tax treatment of the Liquidation Trust Interests may vary depending on the investor’s particular facts and circumstances. Investors other than individual citizens or residents of the U.S., and certain other persons subject to special treatment under the Internal Revenue Code, should consider the impact of their status on the tax treatment of such an investment. Persons subject to such special treatment under the Internal Revenue Code may include foreign companies, family trusts, 401(k) or individual retirement accounts, non-citizens of the U.S., tax-exempt organizations, real estate investment trusts, small business investment companies, regulated investment companies, governmental entities, entities exercising governmental authority, banks and certain other financial institutions, broker-dealers, insurance companies, and persons that have a functional currency other than the U.S. dollar.

Risks Relating to Accounting, Financial Reporting and Information Management

The Company’s consolidated financial statements are prepared on the Liquidation Basis of Accounting, which requires the estimation of the future value of assets and the amount of projected expenses. Estimates by management may be based, among other things, on projected construction and selling periods, real estate appraisals, cost forecasts by construction engineers, and the levels of general and administrative expenses (such as payroll, insurance and rent). However, the actual realized value of the Company’s assets and the Company’s actual expenses are likely to differ from the estimated amounts reported in the Company’s consolidated financial statements, and such differences may be material and possibly adverse.

The Wind-Down Entity’s real estate assets may not be liquidated at their recorded estimated net realizable value. The estimated net realizable value is an estimate of the amount that the Wind-Down Entity expects to realize from the sale of the real estate assets. The actual sales price and closing and other costs may differ from the amounts included in the consolidated financial statements. The estimated sales price and closing and other costs are estimated based on management’s analysis of current market conditions. The actual amounts realized will be based on negotiations between management and third-party buyers. The actual amounts realized will likely be different than the amounts included in the consolidated financial statements and the differences could be material and possibly adverse.

The Wind-Down Entity’s general and administrative costs that are included in accrued liquidation costs may be different than the actual costs incurred. The estimated general and administrative costs may be different than the actual costs as the amounts may be greater than the amount estimated and the length of time required to complete the liquidation process may be longer than the time that was estimated. The actual amount of general and administrative costs will likely be different than the amounts included in the consolidated financial statements and the difference could be material.

The Company’s consolidated financial statements do not include any future recoveries from Causes of Action or any future Fair Funds Recoveries or future Forfeited Asset Recoveries. The Company’s consolidated financial statements are prepared using the Liquidation Basis of Accounting, under which future cash flows are recorded only if the Company has the ability to reasonably estimate them. Because the Company is unable to reasonably estimate the future recoveries, if any, from Causes of Action or any future Fair Funds Recoveries or future Forfeited Asset Recoveries, such items have not been recognized in the Company’s consolidated financial statements. Therefore, the Company’s consolidated financial statements are not expected to provide prospective investors in the Liquidation Trust Interests with meaningful information regarding such future recoveries, the amount of which may be material to the Company’s net assets in liquidation.

If the Trust is unable to maintain effective internal control over financial reporting in the future, the accuracy and timeliness of its financial reporting may be adversely affected. If the Trust identifies one or more material weaknesses in the Trust’s internal control over financial reporting and such weakness remains uncorrected at fiscal year-end, the Trust may be required to disclose that such internal control is ineffective at fiscal year-end. Were this to occur, the Trust could lose investor confidence in the accuracy and completeness of its financial reports, which could have a material adverse effect on the Trust’s reputation and the value of the Liquidation Trust Interests.

Any decision on the part of the Company, as an “emerging growth company,” to choose reduced disclosures applicable to emerging growth companies could make the Liquidation Trust Interests less attractive to investors. The Company is an “emerging growth company” as defined in the Securities Act and, for so long as it continues to be an emerging growth company, it may choose to take advantage of certain exemptions from various reporting requirements applicable to other public companies including, but not limited to, the requirement that internal control over financial reporting be audited by the Company’s independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure requirements regarding executive compensation and the extended transition period for complying with new or revised financial accounting standards. The Company may take advantage of these provisions for up to five years or such earlier time that the Company is no longer an emerging growth company. No assurance can be given that this reduced reporting will not have an impact on the price of the Class A Liquidation Trust Interests.

Information technology, data security breaches and other similar events could harm the Company. The Company relies on information technology and other computer resources to perform operational activities as well as to maintain its business records and financial data. The Company’s computer systems are subject to damage or interruption from power outages, computer attacks by hackers, viruses, catastrophes, hardware and software failures and breach of data security protocols by its personnel or third-party service providers. Although the Company has implemented administrative and technical controls and taken other actions to minimize the risk of cyber incidents and otherwise protect its information technology, computer intrusion efforts are becoming increasingly sophisticated and even the controls that the Company has installed might be breached. Further, most of these computer resources are provided to the Company or are maintained on behalf of the Company by third-party service providers pursuant to agreements that specify certain security and service level standards, but which ultimately are outside of the Company’s control. Additionally, security breaches of the Company’s information technology systems could result in the misappropriation or unauthorized disclosure of proprietary, personal and confidential information which could result in significant financial or reputational damages to the Company.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of September 25, 2020, the Company’s principal properties are nine single-family homes. Seven of the single-family homes were under development and two were held for sale. The Company expects most of the seven homes under development will be completed during the remainder of fiscal year ending June 30, 2021 and the remaining homes will be completed during fiscal year ending June 30, 2022. Although this construction schedule is based on assumptions believed to be reasonable, residential real property construction is subject to many potential risks and delays, and no assurance can be given that the anticipated completion schedule will be realized.

The following is a summary of the most significant higher-value properties held by the Company as of September 25, 2020:

Address	City	Area	State	Zip	Sq. Ft.	Lot Size (Acres)
Development Properties[3]
41 King Street	New York	Hudson Square	NY	10014	6,400	.30
2600 Hutton	Los Angeles	Beverly Hills	CA	90210	6,500	.73
10733 Stradella	Los Angeles	Bel Air	CA	90077	6,500	2.52
1520 Carla Ridge	Beverly Hills	Trousdale Estates	CA	90210	7,200	.42
1484 Carla Ridge	Beverly Hills	Trousdale Estates	CA	90210	10,000	.58
642 St. Cloud Road	Los Angeles	Bel Air	CA	90077	29,000	1.07
638 Siena Way	Los Angeles	Bel Air	CA	90077	17,400	.85

Available for Sale[4]
1471 Forest Knoll Drive	Los Angeles	Hollywood Hills	CA	90069	11,000	.89
141 S. Carolwood Drive[5]	Los Angeles	Holmby Hills	CA	90024	12,200	9.51

Item 3.	Legal Proceedings

Below is a description of pending litigation. As the Company is the plaintiff in these legal proceedings and does not have the ability to estimate the ultimate recovery amount until they are settled, and in accordance with the Company’s accounting policy, no recoveries have been recorded in the Company’s consolidated financial statements for these legal proceedings, other than for settlements for which the Trust has entered into a signed settlement agreement.

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

3 All the properties identified on this table as development properties are being constructed as single-family homes except for the New York property, which is being constructed as a townhouse.
4 All of the properties identified on this table as available for sale are newly constructed single-family homes except for the Carolwood property, which is an existing single-family home.
5 Serves as collateral for the New LOC as described in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity, Capital Resources and Uses of Liquidity - Capital Resources.”

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

On March 20, 2020, two sets of defendants – Sidley Austin LLP and Neal Sullivan; and Davis Graham & Stubbs LLP and S. Lee Terry, Jr. – filed special motions to strike the portions of the complaint directed at them under a California statute (Civil Procedure Code section 425.16) that permits defendants to bring early challenges to causes of action against them that allegedly arise from protected litigation activity if those causes of action lack minimal merit.  The defendants that filed these special motions to strike asserted that the claims against them arise from communicative conduct in the course of quasi-judicial proceedings, such as regulatory inquiries, and that the Trust cannot establish a likelihood of prevailing on its claims against them.  The Trust opposed these motions, and the matters were heard on July 28, 2020, and taken under submission on that date.  On August 14, 2020, the Court entered orders: (i) granting the motion to strike filed by Sidley Austin LLP and Neal Sullivan, and (ii) granting in part and denying in part the motion to strike filed by Davis Graham & Stubbs LLP and S. Lee Terry, Jr.  In September 2020, the Trust filed notices of appeal of the foregoing orders, and Davis Graham & Stubbs LLP and S. Lee Terry, Jr. subsequently filed a cross-appeal.

On April 13, 2020, four sets of defendants – Rome McGuigan, P.C. and Brian Courtney; Bailey Cavalieri LLC and Thomas Geyer; Robinson & Cole LLP and Shant Chalian; and Finn Dixon & Herling LLP and Reed Balmer – filed motions to quash the service of summonses.  The defendants that filed these motions asserted that they are not subject to suit in California because they do not have sufficient contacts with California to justify a California court’s exercise of jurisdiction over them.  The Trust opposed these motions, and the matters were heard in part on July 15, 2020 and in part on July 20, 2020, and (with exception of the motion filed by Finn Dixon & Herling LLP and Reed Balmer) were taken under submission on July 20, 2020.  The motion filed by Finn Dixon & Herling LLP and Reed Balmer was taken off calendar prior to July 20, 2020, and the parties thereafter reached a confidential settlement that is in the process of being documented.  On July 21, 2020, the Court entered orders granting the motions to quash filed by Rome McGuigan, P.C. and Brian Courtney; Bailey Cavalieri LLC and Thomas Geyer; and Robinson & Cole LLP and Shant Chalian.  On September 10, 2020, the Trust filed a notice of appeal of the foregoing orders.

On June 16, 2020, the Trust reached a confidential settlement with Balcomb & Green, P.C. and Lawrence R. Green.  On July 6, 2020, these defendant filed a motion seeking the Court’s determination that the settlement was made in good faith under a California statute (Civil Procedure Code section 877.6) that permits settling defendants to seek a good faith settlement finding in order to bar any other defendant from seeking contribution or indemnity.  The motion was unopposed, and the Court entered an order granting it on August 12, 2020.

 Comerica Bank litigation. There are two pending actions against Comerica Bank, the institution at which the Debtors maintained all of their bank accounts, alleging various causes of action:

(1) In re Woodbridge Investments Litigation, Case No. 2:18-cv-00103-DMG-MRW (C.D. Cal.), is a consolidated class action (Class Action) in the United States District Court for the Central District of California (California District Court) brought on behalf of former Noteholders and Unitholders against Comerica Bank. It is comprised of five separate lawsuits filed between January 4, 2018 and April 26, 2018. The five lawsuits were consolidated, Lead Class Counsel was appointed, and Lead Class Counsel filed a Consolidated Class Action Complaint on September 19, 2019. The Consolidated Class Action Complaint asserted claims for aiding and abetting fraud (Count 1), aiding and abetting breach of fiduciary duty (Count 2), negligence (Count 3), and violations of California’s unfair competition law (Count 4).

On November 1, 2019, Comerica moved to dismiss the Consolidated Class Action Complaint under Federal Rule of Civil Procedure 12(b)(6) (failure to state a claim upon which relief can be granted) and Federal Rule of Civil Procedure 12(b)(1) (lack of subject matter jurisdiction). With respect to Count 1 (aiding and abetting fraud) and Count 2 (aiding and abetting breach of fiduciary duty), Comerica argued that the Class Plaintiffs’ allegations did not demonstrate that Comerica had actual knowledge of the underlying fraud and breach of fiduciary duty that Comerica is alleged to have aided and abetted; with respect to Count 3 (negligence), Comerica argued that there is no duty of care owed to non-customers of Comerica; and with respect to Count 4 (California Unfair Competition Law), Comerica argued that a claim for unfair competition fails when there is no actual knowledge of fraud or breach of fiduciary duty and no duty owed. In addition, Comerica argued that all causes of action failed to state a claim for the additional reason that Comerica’s filing or non-filing of a Suspicious Activity Report (SAR) under federal law cannot support any of the causes of action, and that the Court lacked subject matter jurisdiction because all of the causes of action belong to the Liquidation Trust such that the Class Plaintiffs lack standing to pursue them.

On August 5, 2020, the Court entered an order granting in part and denying in part Comerica’s motion to dismiss.  The Court denied Comerica’s request to dismiss Counts 1 and 2 on the ground that the allegations of the Consolidated Class Action Complaint sufficiently alleged that Comerica had the requisite knowledge of the underlying fraud and breach of fiduciary duty.  The Court granted Comerica’s request to dismiss Count 3 on the ground that the allegations of the Consolidated Class Action Complaint did not sufficiently allege a duty of care owed to non-customers of Comerica.  On Count 4, the Court granted the motion to dismiss to the extent it relied on a failure to file a SAR (which claim the Court found was preempted by federal law, which prohibits disclosure of a SAR), but denied the motion to dismiss to the extent the complaint relied on violations arising from non-SAR-related conduct, and the Court granted the class leave to amend the complaint.  The Court also denied Comerica’s request to dismiss based on Comerica’s allegations that the class lacked standing and that the Trust cannot be a member of a class, finding instead that the class has plausibly alleged standing to sue, and that the question of whether the Trust can be a class member did not need to be answered at this stage.

On August 26, 2020, the putative class filed a First Amended Consolidated Class Action Complaint, which asserted claims for aiding and abetting fraud (Count 1), aiding and abetting breach of fiduciary duty (Count 2), and violations of California’s unfair competition law (Count 3).  Comerica’s response to the First Amended Consolidated Class Action Complaint has not yet been filed.

The Trustee asserts that he is a member of the putative class and Comerica disputes that assertion.

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

On July 22, 2019, the Trust filed its omnibus opposition to the three Comerica motions. On February 5, 2020, the court entered an order granting Comerica’s motion to transfer the case to the Bankruptcy Court in Delaware, and denying the remaining two motions (to dismiss and to strike) as moot in light of the transfer, without prejudice to renewal by Comerica in the Bankruptcy Court. On February 6, 2020, the Bankruptcy Court opened the above-referenced docket number for the transferred case.  On March 23, 2020, the Trust and Comerica filed a stipulation, which was approved by the Bankruptcy Court, agreeing to stay the action pending disposition of the motion to dismiss the class action (referenced in paragraph (1) above).  On September 3, 2020, the Trust and Comerica filed a stipulation, which was also approved by the Bankruptcy Court, agreeing to further stay the action until thirty days after the California District Court enters a scheduling order in the Class Action.  Within thirty days after the entry of such a scheduling order, the parties will confer and submit a joint proposed scheduling order, or (if they cannot agree) will make a joint submission with each party’s competing proposal as to any areas of disagreement for the Bankruptcy Court’s consideration.

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

The Trust has filed approximately 490 legal actions of this nature, many of which have been resolved, resulting in recoveries by or judgments in favor of the Trust.  As of September 25, 2020, approximately 288 of these legal actions were pending, 116 of which are in default status and for each of which the Trust is seeking a default judgment.  Since inception and as of September 25, 2020, the Trust has obtained judgments of approximately $5.91 million and has entered into settlements in over 200 legal actions and with respect to another over 150 potential avoidance claims for which litigation was not filed, resulting in an aggregate of approximately $11.94 million of cash payments made or due to the Trust and approximately $8.45 million in reductions of claims against the Trust.

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

•
Criminal Proceeding and Forfeiture.  In connection with the United States’ criminal case against Robert Shapiro (Case No. No. 19-20178-CR-ALTONAGA (S.D. Fla. 2019)), Shapiro agreed to the forfeiture of certain assets.  The Trust filed a petition in the Florida court to claim the forfeited assets as property of the Debtors’ estates, and therefore as property that had vested in the Trust pursuant to the Plan.  The Trust has agreed to the terms and form of an agreement with the United States Department of Justice to resolve its claim. The agreement was approved by the Bankruptcy Court on September 17, 2020. The agreement remains subject to approval by the United States District Court. Among other things, the agreement provides for the release of specified forfeited assets by the United States to the Trust, and for the Trust to liquidate those assets and distribute the net sale proceeds to Qualifying Victims, which include the vast majority of Trust beneficiaries—specifically, all former holders of Class 3 and 5 claims and their permitted assigns—but do not include former holders of Class 4 claims.

Wind-Down Group Litigation. The Wind-Down Group owns a portfolio of real estate assets, which includes secured loans and other properties.  As part of its recovery efforts, the Wind-Down Group, through its subsidiaries, is involved in ordinary routine litigation incidental to such assets.

Item 4.	Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Trust has two classes of common equity:  Class A Liquidation Trust Interests and Class B Liquidation Trust Interests.  Neither class is listed on any national securities exchange.

Class A Liquidation Trust Interests are traded on the over-the-counter market (OTC Link® ATS) under the trading symbol WBQNL.  Over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.  As of September 25, 2020, there were approximately 7,108 holders of record of the Class A Liquidation Trust Interests.

Since issuance, Class B Liquidation Trust Interests have not been transferable except by operation of law or by will or the laws of descent and distribution.  Accordingly, there has not been any established public trading market for the Class B Liquidation Trust Interests or any available price quotations.  As of September 25, 2020, there were approximately 1,185 holders of record of the Class B Liquidation Trust Interests.

Dividends and Distributions

Liquidation Trust Interests represent a right to receive a pro rata portion of distributions by the Trust pursuant to the terms of the Plan and the Trust Agreement.  Since the Plan Effective Date, the Liquidation Trustee has authorized four cash distributions to the holders of Class A Liquidation Trust Interests.  See “Item 1. Business – A.  Overview” of this Annual Report.  The Liquidation Trustee will continue to assess the adequacy of funds held and expects to make one or more additional distributions of excess Trust assets to Interestholders, but does not currently know the timing or amount of any such distributions(s).  Additional cash distributions will be subject to, among other things, the establishment of reasonable reserves for contingent liabilities and future costs and expenses. Pursuant to the Plan and the Trust Agreement, all distributions are net of any costs and expenses incurred by the Trust in connection with administering, litigating or otherwise resolving the various Causes of Action of the Trust and operating the Trust. Amounts withheld and not distributed may also include fees and expenses of the Liquidation Trustee, premiums for directors and officers insurance, and other insurance and fees and expenses of attorneys and consultants.

Distributions will be made only from assets of the Trust and only to the extent that the Trust has sufficient assets (in excess of reserves for contingent liabilities and future costs and expenses, among other things) to make such payments in accordance with the Plan and the Trust Agreement. No distribution is required to be made to any Interestholder unless such Interestholder is to receive in such distribution at least $10.00 or unless such distribution is the final distribution to such Interestholder pursuant to the Plan and the Trust Agreement.  Distributions will be made at the sole discretion of the Liquidation Trustee in accordance with the provisions of the Plan and the Trust Agreement.

Sales of unregistered securities

In accordance with the Plan, all Liquidation Trust Interests have been issued without registration under the Securities Act.  The Liquidation Trust Interests have been issued only to holders of allowed claims in Class 3, Class 4, and Class 5 entirely in exchange for such claims.  See “Item 1.  Business - D. Plan Provisions Regarding the Company - 2. Treatment under the Plan of holders of claims against and equity interests in the Debtors” of this Annual Report.  As of September 25, 2020, the Trust has issued an aggregate of 11,519,450 Class A Liquidation Trust Interests  and an aggregate of 676,312 Class B Liquidation Trust Interests.  All Liquidation Trust Interests were issued on the Plan Effective Date or from time to time thereafter as soon as practicable as and when claims in Class 3, Class 4 or Class 5 have become allowed.

During the three months ended June 30, 2020, the Trust issued the following Liquidation Trust Interests:

Date of Sale	Number of Class A Interests Sold	Number of Class B Interests Sold	Nature of the Transaction	Consideration Received

May 1, 2020	2,806.29	-	Allowance of claims	Allowance of claims

June 12, 2020	895.44	-	Settlement of claims	Settlement of claims

Total	3,701.73	-

The issuance of Liquidation Trust Interests without registration under the Securities Act has occurred in reliance upon the exemption from such registration afforded by Section 1145(a)(1) of the Bankruptcy Code. Section 1145(a)(1) exempts the offer and sale of securities under a plan of reorganization from registration under the Securities Act and state securities laws and regulation if (i) the securities are offered and sold under a plan of reorganization and are securities of the debtor, of an affiliate of the debtor participating in a joint plan with the debtor, or of a successor to the debtor under the plan; (ii) the recipients of the securities hold a pre-petition or administrative claim against the debtor or an interest in the debtor; and (iii) the securities are issued entirely in exchange for the recipient’s claim against or interest in the debtor, or principally in such exchange and partly for cash or property. The Trust believes that the Liquidation Trust Interests are securities of a “successor” to the Debtors within the meaning of Section 1145(a)(1), and such securities were issued under the Plan entirely in exchange for allowed claims in Class 3, Class 4, and Class 5.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of changes in net assets and net assets in liquidation should be read in conjunction with “Item 8.  Financial Statements and Supplementary Data” of Part II of this Annual Report, and other financial information appearing elsewhere in this Annual Report. This discussion contains “forward-looking statements” within the meaning of the Securities Act and the Exchange Act. All such forward-looking statements are based upon the Trust’s current expectations and involve risks and uncertainties which may cause actual results to differ materially from those expressed or implied by the forward-looking statements. See “Cautionary Note About Forward-Looking Statements” included at the beginning of this Annual Report for a description of these risks and uncertainties. The Trust, the Remaining Debtors, the Wind-Down Entity and the Wind-Down Subsidiaries are collectively referred to in this discussion as “the Company.”

Overview

Pursuant to the Plan, the Trust was formed on February 15, 2019 to hold, either directly or indirectly through the Wind-Down Group, the assets and equity interests formerly owned by the Debtors. Each of the real properties formerly owned by the Debtors was transferred, on the effective date of the Plan, to one of the Wind-Down Subsidiaries. The purpose of the Wind-Down Group is to develop (as applicable), market, and sell those properties to generate cash. Assets formerly owned by the Debtors other than real estate assets and certain cash were transferred, on the effective date of the Plan, to the Trust. The purpose of the Trust is to receive remittances of cash from the Wind-Down Entity, to resolve disputed claims, to prosecute the Causes of Action, to pay allowed Unimpaired Claims and, subject to the payment of Trust expenses and the retention of various reserves, to make distributions of cash to Interestholders in accordance with the Plan.

The Trust operates pursuant to the Plan and the Trust Agreement. The Trust was formed as a Delaware statutory trust and is administered by the Liquidation Trustee. The Wind-Down Entity, a wholly-owned subsidiary of the Trust operates pursuant to the Plan and the Wind-Down Entity LLC Agreement. The Wind-Down Entity was formed as a Delaware limited liability company and is administered by its Board of Managers, one of which is the Chief Executive Officer.

As of September 25, 2020, and June 30, 2020, the number of Liquidation Trust Interests outstanding in each series is as follows:

	Number Outstanding as of
	September 25, 2020	June 30, 2020

Class A Liquidation Trust Interests	11,519,450	11,518,232
Class B Liquidation Trust Interests	676,312	675,558

For each of the classes of Liquidation Trust Interests, the number of Liquidation Trust Interests outstanding will increase to the extent that disputed claims become allowed claims.

Since the Plan Effective Date through June 30, 2020, the Wind-Down Group has disposed of approximately 118 properties for aggregate net sale proceeds of approximately $281.36 million.  In addition, the Wind-Down Entity will no longer be pursuing recoveries related to 13 secured loans due to lack of market interest.  During the period July 1, 2020 through September 25, 2020, the Company sold four single-family homes and four other properties and realized proceeds of approximately $33.43 million. There can be no assurance that the amount of net sales proceeds that the Company will receive in the future will be consistent with the amount received during the period February 15, 2019 (inception) through September 25, 2020. The Company expects to complete the liquidation of its assets during the fiscal year ending June 30, 2023.

Year ended June 30, 2020

The following is a summary of the Consolidated Statement of Changes in Net Assets in Liquidation for the year ended June 30, 2020:

Consolidated Statement of Changes in Net Assets in Liquidation
For the year ended June 30, 2020
($ in thousands)

Net assets in liquidation, as of June 30, 2019	$329,971
Change in assets and liabilities:
Change in carrying value of assets and liabilities, net	11,334
Distributions declared, net	(76,788)
Net change in assets and liabilities	(65,454)
Net assets in liquidation, as of June 30, 2020	$264,517

Net assets in liquidation decreased approximately $65.45 million during the year ended June 30, 2020. This decrease was due to changes in carrying value of assets and liabilities, net of $11.33 million and distributions declared, net of approximately $76.79 million (distributions declared of $78.43 million, less distributions reversed of $1.64 million for disallowed claims). The components of the changes in carrying value of assets and liabilities, net are as follows ($ in thousands):

Settlement recoveries recognized, net	$5,061
Sales proceeds in excess of carrying value	19,964
Remeasurement of assets and liabilities, net	(16,970)
Reduction of state, local and other taxes	2,890
Other	389
Change in carrying value of assets and liabilities, net	$11,334

During the year ended June 30, 2020, the Company:

•	Declared distributions of $4.50 and $2.12 per Class A Liquidation Trust Interest, which totaled approximately $53.43 million and approximately $25.00 million, respectively.

•
Completed construction of four single-family homes (25210 Jim Bridger, 1241 Loma Vista, 24055 Hidden Ridge, 1471 Forest Knoll). The 1241 Loma Vista and 24055 Hidden Ridge single-family homes were sold during the year ended June 30, 2020. The 25210 Jim Bridger single-family home was sold in August 2020.

•	Sold twelve single-family homes, 33 lots, settled three secured loans and sold two other properties for net proceeds of approximately $201.33 million.

•
Adopted a strategy to auction certain secured loans and other properties. As a result of this change in strategy, the net carrying value of was reduced by approximately $2.53 million.  As a result of the lack of interest during the auction process, the Wind-Down Entity will no longer be pursuing recoveries related to 13 secured loans that had a total carrying value of approximately $0.57 million.

•	Paid construction costs of approximately $45.21 million relating to the single-family homes under development.

•	Paid holding costs of approximately $9.22 million.

•	Signed agreements to settle Causes of Action of approximately $5.32 million.

•
Paid general and administrative costs of approximately $24.47 million, including approximately $14.45 million professional fees, approximately $4.46 of payroll and related costs and approximately $1.08 million of board member fees and expenses.

•	Paid professional fees incurred before the Plan Effective Date of approximately $.50 million.

•
Recorded additional accrued liquidation costs, of approximately $7.90 million, net, consisting primarily of additional estimated holding and general and administrative costs as a result of the extension of the estimated timing for the completion of the Wind Down Entity’s operations.  These additional costs are partially a result of the COVID-19 pandemic.

Period from February 15, 2019 (inception) through June 30, 2019

Contribution to the Company

Net assets recorded by the Company as of the Plan Effective Date of February 15, 2019 were comprised of the following ($ in thousands):

Assets
Real estate assets held for sale:
Single-family homes under development	$361,000
Real estate assets available for sale:
Single-family homes	186,119
Lots	45,910
Secured loans	9,707
Other properties	15,392
Subtotal	257,128
Real estate assets held for sale	618,128
Closing and other costs	(35,418)
Real estate assets held for sale, net	582,710
Cash	36,020
Restricted cash	317
Other assets	2,297
Total assets	$621,344

Liabilities
Accounts payable and accrued expenses	$5,785
Accrued liquidation costs	232,067
Total liabilities	$237,852

Net Assets in Liquidation	$383,492

The following is a summary of the Consolidated Statement of Changes in Net Assets in Liquidation for the period from February 15, 2019 (inception) through June 30, 2019:

Consolidated Statement of Changes in Net Assets in Liquidation
For the period from February 15, 2019 (inception) through June 30, 2019
(In Thousands)

Net assets contributed on February 15, 2019	$383,492

Change in assets and liabilities:

Changes in carrying value of assets and liabilities	(8,835)
Distributions declared	(44,686)
Net change in assets and liabilities	(53,521)

Net assets in liquidation, as of June 30, 2019	$329,971

Net assets in liquidation decreased approximately $53.52 million during the period from February 15, 2019 (inception) through June 30, 2019. This decrease was due to changes in carrying value of assets and liabilities, net of $8.83 million and distributions declared of approximately $44.69 million (distributions declared of $44.70 million, less distributions reversed of $.01 million for disallowed claims).  The components of the changes in carrying value of assets and liabilities, net are as follows ($ in millions):

Revaluation of real estate	$(21.60)
Decrease in construction costs accrued	12.32
Other	.45
$(8.83)

The majority of the revaluation of real estate and all of the decrease in construction costs are a result of a change in strategy for one real estate asset.

During the period from February 15, 2019 (inception) through June 30, 2019, the Company:

•	Declared a distribution of $3.75 per Class A Liquidation Trust Interest, which totaled approximately $44.70 million.

•	Completed construction of two single-family homes (1966 Carla Ridge and 25211 Jim Bridger). These homes were listed for sale as of June 30, 2019.

•	Paid construction costs of approximately $22.48 million relating to the single-family homes under development.

•	Sold five single-family homes, 58 lots, settled two secured loans and sold three other properties for net proceeds of approximately $80.30 million.

•	Signed agreements to settle Causes of Action of approximately $1.66 million.

•	Received Fair Funds Recoveries from the SEC of approximately $1.24 million.

•	Paid holding and financing costs of approximately $3.50 million.

•
Paid general and administrative costs of approximately $6.99 million, including approximately $.49 million of board member fees and expenses and approximately $3.58 million of post Plan Effective Date professional fees.

•	Paid professional fees incurred before the Plan Effective Date of approximately $5.43 million.

•
Recorded additional accrued liquidation costs, of approximately $3.17 million (net), consisting primarily of the CEO’s bonus accrual and additional state taxes for periods before the Plan Effective Date.

Liquidity, Capital Resources and Uses of Liquidity

Liquidity

The Company’s only sources for meeting its capital requirements are its cash and cash equivalents, its revolving line of credit availability, proceeds from the sale of its real estate assets and recoveries on Causes of Action. The Company’s primary uses of funds are and will continue to be for development costs, holding costs and general and administrative costs, all of which the Company expects to be able to adequately fund over the next 12 months from its primary sources of capital.

Capital Resources

In addition to consolidated cash and cash equivalents at June 30, 2020 of approximately $91.43 million (of which approximately $5.36 million is restricted), the capital resources available to the Company are as follows:

•
Revolving Line of Credit:  The Company’s revolving line of credit  matured on May 1, 2020. On June 19, 2020, two wholly-owned subsidiaries of the Wind-Down Entity entered into a $25,000,000 revolving line of credit (New LOC). The New LOC may be increased to up to $30,000,000 with the pledge of one or more additional properties and lender approval. The New LOC matures on June 19, 2022 but may be extended for one additional year thereafter. The New LOC requires the borrowers to establish an interest reserve of $1,750,000, which is to be used to pay the potential monthly interest payments. Outstanding borrowings bear interest at a fixed rate of 3.50% per annum. Indebtedness under the New LOC is secured by a deed of trust on one property, the personal property associated therewith and the interest reserve. The Wind-Down Entity is the guarantor of the New LOC. The Company is required to keep $20,000,000 on deposit with the lender in order to avoid a non-compliance fee of 2% of the shortfall in the required deposit, and are required to comply with various covenants.  As of June 30, 2020, no amounts were outstanding under the New LOC.

•
Sales of Real Estate:  The Wind-Down Group is in the process of developing, marketing and selling its real estate assets, all of which are held for sale, with the exception of the eight single family homes which were under development as of June 30, 2020. There can be no assurance as to the amount of net proceeds that the Company will receive from the sale of its real estate assets or when the net sales proceeds will be received. The net proceeds from the sales of real estate for the year ended June 30, 2020 may not be indicative of future net proceeds, which may be significantly lower. In addition, it may take longer to sell the properties than the Company has estimated.

•
Recoveries:  During the year ended June 30, 2020, the Company recognized approximately $5.32 million from the settlement of Causes of Action. There can be no assurance that the amounts the Company recovers from settling Causes of Action, from Fair Funds Recoveries and Forfeited Asset Recoveries in the future will be consistent with the amount recovered during the year ended June 30, 2020.

Uses of Liquidity

The primary uses of the Company’s liquidity are to pay (a) development costs, (b) holding costs, and (c) general and administrative costs. As of June 30, 2020, the Company’s total liabilities were approximately $120.43 million. The estimated costs recorded as of June 30, 2020 may not be indicative of the costs paid in future periods, which may be significantly higher.

Given current cash balances, projected sales, availability under the line of credit, Causes of Action recoveries, and expected cash needs, the Company does not expect a deficiency in liquidity in the next 12 months. Due to the uncertain nature of future net sales proceeds, recoveries and costs to be incurred, it is not possible to be certain that the current liquidity will be adequate to cover all future financial needs of the Company. Creating contingent obligation agreements and/or seeking methods to reduce professional costs, including legal fees, and administrative costs are strategies that could be undertaken to address liquidity issues should they arise. These strategies could impact the Company’s ability to maximize recoveries from the settlement of Causes of Action.

Distributions

Distributions will be made at the sole discretion of the Liquidation Trustee in accordance with the provisions of the Plan and the Trust Agreement. As of September 25, 2020, the Liquidation Trustee has declared four distributions to the Class A Interestholders. The distributions are paid on account of the then-allowed claims and a deposit is made into a restricted cash account on account of (a) Class A Interests that are issued as claims are resolved, (b) claims that are recently resolved, (c) uncashed distribution checks, (d) distributions that were withheld due to pending avoidance actions and (e) distributions where the Trust is waiting for further beneficiary information.

The following tables summarize the distributions declared, distributions paid and the activity in the restricted cash account for the periods from February 15, 2019 (inception) through June 30, 2020 and from February 15, 2019 through September 25, 2020:

				During the Period from February 15, 2019 (inception) through June 30, 2020 ($ in Millions)			During the Period from February 15, 2019 (inception) through September 25, 2020 ($ in Millions)
		Date Declared	$ per Class A Interest	Total Declared	Paid	Restricted Cash Account	Total Declared	Paid	Restricted Cash Account

	Distributions Declared
	First	3/15/2019	$3.75	$44.70	$42.32	$2.38	$44.70	$42.32	2.38
	Second	1/2/2020	4.50	53.43	51.19	2.24	53.43	51.19	2.24
	Third	3/31/2020	2.12	25.00	24.19	0.81	25.00	24.19	0.81
	Fourth	7/13/2020	2.56	-	-	-	29.93	29.20	0.73
	Subtotal		$12.93	$123.13	$117.70	$5.43	$153.06	$146.90	$6.16

	Distributions Reversed
(a)	Disallowed					(1.65)			(1.75)
(b)	Returned					0.15			0.27
	Subtotal					(1.50)			(1.48)

(c)	Distributions Paid from Reserve Account					(1.56)			(1.58)

Distributions Payable, Net					as of 6/30/2020:	$2.37		as of 9/25/2020:	$3.10

(a)	As a result of claims being disallowed.
(b)	Distribution checks returned or not cashed.
(c)	Paid as claims are allowed or resolved.

The Liquidation Trustee will continue to assess the adequacy of funds held and expects to make one or more additional distributions of excess Trust assets to Interestholders, but does not currently know the timing or amount of any such distribution(s).

Contractual Obligations

As of June 30, 2020, the Company has contractual commitments related to construction contracts totaling approximately $37.73 million. The Company expects to complete the construction of these single-family homes during the fiscal year ending June 30, 2022. The Company has an office lease that expires in August 2021. The Company expects that it will lease office space until the liquidation process is completed.

Off-Balance Sheet Arrangements

As of June 30, 2020, the Company did not have off-balance sheet arrangements, other than those disclosed under contractual obligations, that have or are reasonably likely to have a material effect on its consolidated financial statements, liquidity or capital resources.

Quantitative Disclosures about Market Risk

As of June 30, 2020, the Company does not have any market risk exposure as defined by Securities and Exchange Commission Regulation 229.305. If the Company were to borrow under its line of credit, it would be exposed to the impact of interest rate changes on the line of credit.

Inflation

Until the Company completes liquidation of its assets, the Company may be exposed to inflation risks relating to increases in the costs of construction and other accrued liquidation costs.

Critical Accounting Policies and Practices

The Company’s consolidated financial statements are prepared in accordance with US GAAP. The accounting policies and practices that the Company believes are the most critical are discussed below. These accounting policies and practices require management to make decisions on subjective and/or complex matters that may inherently be uncertain.

•
Liquidation Basis of Accounting:  Under Liquidation Basis of Accounting, all assets are recorded at their estimated net realizable value or liquidation value, which represents the estimated amount of net cash that will be received upon the disposition of the assets (on an undiscounted basis). Liabilities are measured in accordance with US GAAP that otherwise applies to those liabilities.  The Company has not recorded any amount from the future settlement of Causes of Action, Fair Funds or Forfeited Asset Recoveries in the accompanying consolidated financial statements because they cannot be reasonably estimated.

•
Valuation of Real Estate:  The measurement of real estate assets held for sale is based on current contracts (if any), estimates and other indications of sales value, net of estimated selling costs. To determine the value of real estate assets held for sale, the Company considered the three traditional approaches to value (cost, income and sales comparison) commonly used by the real estate appraisal community. The applicability and relevancy of each valuation approach as applied may differ by asset. In most cases, the sales comparison approach was accorded the greatest weight. This approach compares a property to other properties with similar characteristics that have recently sold. To validate management’s estimate, the Company also considers opinions from qualified real estate professionals and local real estate brokers and, in some cases, obtained third party appraisals.

•
Accrued Liquidation Costs:  The estimated costs associated with implementing and completing the Company’s plan of liquidation are recorded as accrued liquidation costs. The Company has also recorded the estimated development costs to be incurred to prepare the assets for sale as well as the estimated holding costs to be incurred until the projected sale date and the estimated general and administrative costs to be incurred until the completion of the liquidation of the Company.

•
Changes in Carrying Value:  On a quarterly basis, the Company reviews the net realizable values and liquidation costs and record any significant variances. The Company will also revalue an asset when it is under contract for sale and the buyer’s contingencies have been removed. During the period that this occurs, the carrying value of the asset and the estimated closing and other costs will be adjusted, if necessary. If the Company has a change in its plan for the disposition of an asset, the carrying value will be adjusted to reflect this change in the period that the change is approved. The change in value may include a change to the accrued liquidation costs related to the asset.

Estimates are required to prepare the consolidated financial statements in conformity with US GAAP. Significant estimates, judgments and assumptions are required in a number of areas, including, but not limited to, the sales price of real estate assets, selling costs, development costs, holding costs and general and administrative costs to be incurred until the completion of the liquidation of the Company. In many instances changes in the accounting estimates are likely to occur from period to period. Actual results may differ from the estimates. The Company believes that the current assumptions and other considerations used in the consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in the Company’s consolidated financial statements, the resulting changes could have a material adverse effect on the Company’s net assets in liquidation.

All changes in the estimated liquidation value of the Company’s assets, real estate assets held for sale and other assets, and liabilities are reflected as a change to the Company’s net assets in liquidation.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

The information required by this Item is incorporated by reference to the consolidated financial statements set forth in Item 15 of Part IV of this Annual Report, “Exhibits and Financial Statement Schedules”.

Item 9.	Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

On July 19, 2019, the Trust engaged Squar Milner LLP as its first independent registered public accounting firm. Prior to such engagement, the Company did not consult with Squar Milner LLP regarding either the application of accounting principles to any specified transaction or the type of audit opinion that might be rendered on the Company’s financial statements. Thus, Squar Milner LLP did not provide any written reports or oral advice to the Company regarding such matters. There have been no disagreements between Squar Milner LLP and the Company.

Item 9A.	Controls and Procedures

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to the transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers, and Corporate Governance

The Liquidation Trustee

The Trust does not have directors or executive officers. All of the management and executive authority over the Trust resides in the Liquidation Trustee, subject to the supervision of the Supervisory Board.

Michael I. Goldberg, Esq., the Liquidation Trustee, age 56, has served as the Liquidation Trustee since inception of the Trust on February 15, 2019. Prior to that time, Mr. Goldberg served as a member of the Debtors’ independent Board of Managers, and had been the SEC’s designee to that Board. Mr. Goldberg was unanimously selected to be the Liquidation Trustee by the Unsecured Creditors’ Committee, the Noteholder Committee, and the Unitholder Committee in the Debtors’ Bankruptcy Cases. Mr. Goldberg has been a partner in the law firm of Akerman LLP since 1997, where he is chair of the Fraud & Recovery Practice Group, a comprehensive fraud management team focusing on Ponzi schemes, receiverships, and EB-5 fraud. Mr. Goldberg has managed some of the largest Ponzi scheme liquidation recoveries in United States history and routinely testifies as a qualified expert witness on Ponzi schemes in federal and state court cases. Mr. Goldberg currently is the Receiver for Jay Peak and Q Resort, Inc., the owners and operators of a ski resort in northern Vermont. For over 25 years, Mr. Goldberg has practiced law in the area of fraud and recovery and bankruptcy and reorganizations, regularly serving as a court-appointed fiduciary in unwinding Ponzi schemes. Mr. Goldberg holds Bachelor of Arts and Juris Doctor degrees from Boston University and a Master of Business Administration from New York University. He is admitted to practice law in state and federal courts in Florida and New York.

The Liquidation Trustee serves for the duration of the Trust, subject to earlier death, resignation or removal. The Liquidation Trustee may resign at any time by giving the Interestholders and the Supervisory Board at least sixty (60) days written notice of his or her intention to do so. A Liquidation Trustee may be removed and replaced by an order of the Bankruptcy Court upon the motion of the Supervisory Board and a showing of good cause, except that any proposed removal and replacement of Michael Goldberg as Liquidation Trustee will require a determination by the Bankruptcy Court that “cause” exists for such removal and replacement using the standard under Bankruptcy Code section 1104 made after notice of such proposed removal and replacement has been provided to the SEC. Under Bankruptcy Code section 1104, “cause” includes fraud, dishonesty, incompetence, or gross mismanagement of the affairs of the Trust.

The Supervisory Board of the Trust

The Liquidation Trustee is subject to the supervision, to the extent provided in the Plan, of the Supervisory Board. The Supervisory Board consists of six members, five of whom have served as members of the Supervisory Board since inception and one of whom was elected on August 21, 2019. Except as otherwise indicated below, during the past five years none of the following named individuals has served or held a position with any company that is a parent, subsidiary or other affiliate of the Trust.

Jay Beynon, age 73, has been a member of the Supervisory Board since inception of the Trust and was appointed to such office in accordance with the Plan and Trust Agreement. Beginning in February 2018 and continuing until February 15, 2019, Mr. Beynon served as a member of the Ad Hoc Noteholder Group in the Bankruptcy Cases. Mr. Beynon is a real estate investor and, prior to his retirement in 2011, was a businessman with over 26 years’ experience, including as founder and chief executive officer of The Beynon Company, a graphic design agency, and the founder of Hot Rod Speed Works, the designer and fabricator of custom automobiles.

Raymond C. Blackburn, M.D., age 71, has been a member of the Supervisory Board since inception of the Trust and was appointed to such office in accordance with the Plan and Trust Agreement. Beginning in January 2018 and continuing until February 15, 2019, Dr. Blackburn served as a member of the Ad Hoc Unitholder Committee in the Bankruptcy Cases. Dr. Blackburn is a licensed physician in Texas and holds a Bachelor of Arts in Chemistry from Oakwood University and a Doctor of Medicine from Loma Linda University School of Medicine. Dr. Blackburn specialized and practiced dermatology in Dallas, Texas for nearly 38 years. Retired since August 2016, Dr. Blackburn maintains an active medical license in Texas. He is a retired member of the Dallas County Medical Society, the Texas State Medical Society and the American Academy of Dermatology.

Terry R. Goebel, age 67, has been a member of the Supervisory Board since inception of the Trust and was appointed to such office in accordance with the Plan and Trust Agreement. Mr. Goebel currently serves as Chair of the Supervisory Board. Beginning in December 2017 and continuing until February 15, 2019, Mr. Goebel served as a member of the Unsecured Creditors’ Committee in the Bankruptcy Cases, having been appointed to such position by the U.S. Trustee’s Office. Mr. Goebel is the President and a principal owner of G3 Group LA, a California-licensed general contractor specializing in the development of high-end, luxury residences. Mr. Goebel’s responsibilities at G3 Group LA include oversight of field operations.

Lynn Myrick, age 76, has been a member of the Supervisory Board since inception of the Trust and was appointed to such office in accordance with the Plan and Trust Agreement. Ms. Myrick was appointed to the Unsecured Creditors’ Committee in the Bankruptcy Cases on April 3, 2018 by the U.S. Trustee’s Office, succeeding to her husband Ron Myrick’s position after his death, and continued to serve on that committee until February 15, 2019. Retired since 2013, Ms. Myrick worked as an elementary school teacher and has experience in charitable fund-raising for the Boston Ballet and the Southwest Florida Symphony Society. Ms. Myrick holds an Associate of the Arts in Interior Design and a Bachelor of Science from the University of Louisville.

John J. O’Neill, age 77, has been a member of the Supervisory Board since inception of the Trust and was appointed to such office in accordance with the Plan and Trust Agreement. Beginning in December 2017 and continuing until February 15, 2019, Mr. O’Neill served as a member of the Unsecured Creditors’ Committee in the Bankruptcy Cases, having been appointed to such position by the U.S. Trustee’s Office. Retired since 2014, Mr. O’Neill is a former account executive at Merrill Lynch and the former president of an independently owned beverage distributor. Mr. O’Neill holds a Bachelor of Arts in Business Administration from Dickinson State University.

M. Freddie Reiss, age 73, has been a member of the Supervisory Board since August 21, 2019, at which time he was appointed to such office by the Supervisory Board. Mr. Reiss is the sole member of the Audit Committee of the Supervisory Board. Additionally, Mr. Reiss has been a member of the Board of Managers since its inception and was appointed to such office under the Plan. Prior to that time, Mr. Reiss served as a member of the Debtors’ Board of Managers during the Bankruptcy Cases. Mr. Reiss is the former Senior Managing Director of the Corporate Finance/Restructuring Practice at FTI Consulting, an independent global business advisory firm, a position from which he retired in 2013. Mr. Reiss has been an independent director of Eva Automation Inc. (March 2020 to current), a privately held theatre exhibition company (August 2020 to current), and Blackrock TCP Tennenbaum Capital Corp. (August 2016 to current). Mr. Reiss’s prior positions during the previous five years, each of which has since concluded, include the following: (i) independent director of JH Capital Group (August 2018 to April 2019); (ii) independent director of Fallas Paredes, a brand name and private label clothing retailer (October 2018 to January 2019); (iii) special advisor of Shipston Automotive Engineering Limited, an automotive company (May 2018 to July 2018); (iv) independent director of Classic Party Rentals, a special event rental company (March 2017 to August 2017); (v) independent director of Ares Dynamic Credit Allocation Fund Inc., a public investment company (March 2016 to November 2016); (vi) managing member of Variant Holding Company LLC (September 2014 to November 2016); (vii) independent director and chair of the audit committee of Contech Engineered Solutions (February 2011 to November 2016); (viii) independent director and chair of the audit committee of ATLS Acquisitions LLC/Liberty Medical Group (June 2013 to August 2015); and (ix) independent director of Tennenbaum Capital Partners, LLC – Special Value Opportunities Fund (December 2012 to June 2015). Mr. Reiss has over thirty years’ experience in strategic planning, cash management, liquidation analysis, covenant negotiations, forensic accounting and valuation. He specializes in advising on bankruptcies, reorganizations, business restructurings and providing expert witness testimony in respect of underperforming companies. Mr. Reiss is a certified insolvency and restructuring advisor, a certified public accountant in New York and California and a certified turnaround professional. He has been inducted into the American College of Bankruptcy and the Turnaround Management Association’s Hall of Fame. Mr. Reiss is a member of the American Institute of Certified Public Accountants and has completed the Director Education and Certification Program and the John E. Anderson School of Management of the University of California at Los Angeles. He holds a B.B.A. from City College of New York’s Bernard Baruch School of Business and a Master’s of Business Administration from City University of New York’s Baruch College.

Management of the Wind-Down Group

Frederick Chin, age 60, has been the Chief Executive Officer and a member of the Board of Managers since its inception and was appointed to such offices pursuant to the Plan. Mr. Chin also serves as Chief Executive Officer of each of the Wind-Down Subsidiaries. Mr. Chin served as the Chief Executive Officer of the Debtors from his appointment to that position on January 29, 2018 until the Plan Effective Date. Over the past 40 years, Mr. Chin has been engaged full time in providing real estate valuation, consulting, advisory, research, due diligence, financial structuring, ownership, restructuring, and operational turnaround services. Mr. Chin has served in executive roles as Chief Executive Officer, Chief Operating Officer, and Chief Restructuring Officer of public and private real estate companies involved in homebuilding, land development, and commercial office portfolios in Southern California and Nevada. Mr. Chin was a partner at Ernst & Young LLP from 1995 until 2004 and was a principal with Kenneth Leventhal and Company from 1993 until 1995. Mr. Chin has testified as a real estate expert in deposition or trial on over 50 occasions in federal and state courts throughout the United States. During the past five years, Mr. Chin has served as a member of the board of managers of TR Holdings, Inc., a privately held company and the owner of a ski resort in Idaho (March 2014 to March 2017), and of 1155 Island Avenue, LLC, a privately held company and the owner of a commercial office building in Southern California (December 2014 to December 2018). Mr. Chin is a member of the Appraisal Institute and was awarded the MAI Designation in 1987. Mr. Chin is also a Certified Insolvency and Restructuring Advisor of the Association of Insolvency and Restructuring Advisors, and holds the CRE designation from the Counselors of Real Estate. Mr. Chin holds a B.S. in Finance and Real Estate from the University of Arizona.

The Chief Executive Officer of the Wind-Down Entity is subject to the supervision of a Board of Managers. In addition to Mr. Chin, the following individuals are members of the Board of Managers:

Richard Nevins, age 73, has been a member of the Board of Managers since its inception and was appointed to such office under the Plan. Prior to that time, Mr. Nevins served as a member of the Debtors’ Board of Managers during the Bankruptcy Cases. An independent financial advisor, Mr. Nevins has been a director of Cadiz, Inc., a publicly-held natural resources company, since July 2016 and Ravn Air Group Inc., an aviation company undergoing a restructuring (March 2020 to current). During the past five years, Mr. Nevins has been a director of Saratoga Resources, Inc., a publicly-held oil exploration and production company (May 2014 to October 2016), and several privately-owned companies, including Travel Management Company Intermediate Holdings, LLC (March 2019 to May 2019), a light aircraft charter services provider, and Harvey Gulf International Marine, an offshore oil service company (October 2017 to July 2018). Mr. Nevins has over thirty years’ experience in investment banking and financial advisory services, including as former Managing Director of Jefferies & Company, Inc., Smith Barney, and Drexel Burnham Lambert, and holds a Master’s of Business Administration from Stanford University—Graduate School of Business and a Bachelor of Arts in Economics from University of California, Riverside.

M. Freddie Reiss, age 73, has been a member of the Board of Managers since its inception and was appointed to such office under the Plan. See “Item 10. Directors and Executive Officers” of this Annual Report under the caption “The Supervisory Board of the Trust”).

In addition to Mr. Chin, the following individuals are executive officers of the Wind-Down Group:

Marion W. Fong, age 56, has been the Chief Financial Officer of the Wind-Down Entity since February 2019. Ms. Fong serves in the same capacity for the Wind-Down Subsidiaries. Ms. Fong is the founder and principal of Mariposa Real Estate Advisors, LLC (January 2001 to present), which provides real estate financial consulting services to public and private real estate companies, institutional investors, developers, operators and lenders. Ms. Fong has over 30 years’ experience in the real estate industry, including knowledge of many aspects of real estate development, acquisitions, dispositions, transaction structuring, work-outs and restructuring and capital access. Ms. Fong was a partner in the Real Estate Advisory Service Group of Ernst & Young LLP and was a Senior Manager at Kenneth Leventhal & Company. Ms. Fong was admitted to the Counselors of Real Estate in 2000, and earned her Bachelor of Arts in Economics from Occidental College.

David Mark Kemper II, age 42, has been the Chief Operating Officer and Chief Investment Officer of the Wind-Down Entity since February 2019. Mr. Kemper serves in the same capacity for the Wind-Down Subsidiaries. Prior to such appointment, Mr. Kemper served as financial advisor at Province, Inc., a nationally recognized financial advisory firm focusing on growth opportunities, restructurings and fiduciary-related services (March 2017 to February 2019), where he represented unsecured creditors in corporate bankruptcies and provided management and restructuring services to various companies. During the past five years, Mr. Kemper also has served as managing director of LandCap Advisors, a company engaged in providing real estate consulting services (October 2013 to March 2017), where Mr. Kemper provided clients with real estate management and restructuring, lease advisory, valuation and feasibility, transaction advisory, portfolio, and project management services. Mr. Kemper has over 20 years’ experience in financial advisory, real estate and accounting services. Mr. Kemper holds a B.A. in Accounting from St. Mary’s University.

Item 11.	Executive Compensation

Summary Compensation Table

Name and Principal Position at June 30, 2020(1)	Fiscal Year	Base		Bonus		All Other Compensation (4)	Total

Michael I. Goldberg, Esq.,	2020	$479,456		$251,593	(5)	$0	$731,049
Liquidation Trustee	2019	$193,554	(2)	$81,873	(5)	$0	$275,427

Frederick Chin,	2020	$787,397		$637,500	(3)	$0	$1,424,897
Wind-Down Entity CEO	2019	$280,220	(2)	$-	(3)	$0	$280,220

Marion W. Fong,	2020	$472,438		$100,000	(3)	$0	$572,438
Wind-Down Entity CFO	2019	$168,132	(2)	$-	(3)	$0	$168,132

David Mark Kemper II,	2020	$367,452		$70,000	(3)	$0	$437,452
Wind-Down Entity COO and CIO	2019	$130,769	(2)	$-	(3)	$0	$130,769

(1)
Includes all individuals who may be considered the executive officers of the Trust or the Wind-Down Entity. Each of such individuals has occupied his or her respective current position since February 15, 2019.

(2)
For 2019, amount indicated is for the period from February 15, 2019 through June 30, 2019 based on annual salaries of $750,000, $450,000 and $350,000 per year for Mr. Chin, Ms. Fong and Mr. Kemper, respectively, in each case subject to annual increase in the discretion of the Board of Managers.  For Mr. Goldberg, amount is based on time incurred during the period from February 15, 2019 through June 30, 2019.

(3)	Bonuses are attributed to the fiscal year in which they are earned. No bonuses were earned for fiscal year 2019. Mr. Chin, Ms. Fong and Mr. Kemper each is eligible for bonuses, as discussed below.

(4)
In addition to salary and bonus, the named executive officers (other than Mr. Goldberg) may receive other annual compensation in the form of health, dental, vision and life insurance coverages, paid vacation, paid time off, and other personal benefits. For fiscal years 2019 and 2020, the total value of such perquisites and personal benefits did not exceed $10,000 in the aggregate for any named executive officer.

(5)
Mr. Goldberg is eligible for incentive compensation equal to 5% of total gross settlement amounts by the Trust from the pursuit of Causes of Action as further discussed below.  Bonus amounts are attributed to the fiscal year in which they are settled.  During fiscal year ended June 30, 2020 and the period from February 15, 2019 (inception) through June 30, 2019, $214,377 and $0, respectively, were paid.

Liquidation Trustee of the Trust

As compensation in respect of service as Liquidation Trustee, Mr. Goldberg is entitled to (i) base compensation at an hourly rate of $598.95 per hour for calendar year 2020 and $544.50 per hour for calendar year 2019 (these rates are net of a negotiated 10% discount of Mr. Goldberg’s customary rates) and (ii) incentive compensation equal to 5% of total gross amounts recovered by the Trust from the pursuit of Causes of Action. Mr. Goldberg is not entitled to equity compensation of Mr. Goldberg’s customary rates, perquisites or personal benefits.

Mr. Goldberg’s base compensation was not determined by the Supervisory Board, but instead was established by, and the amount is fixed under, the Trust Agreement. Such base compensation cannot be modified except by amendment of the Trust Agreement. Amendment of the Trust Agreement effecting a modification of the compensation of the Supervisory Board would require either (a) an order of the Bankruptcy Court or (b) a written amendment signed by the Liquidation Trustee, which amendment has received the prior written approval of a majority of the members of the Supervisory Board. It is the understanding of the Supervisory Board that the base compensation is intended to compensate Mr. Goldberg for his time spent performing services as Liquidation Trustee. The Supervisory Board believes that base compensation at an hourly rate is standard and customary for bankruptcy and insolvency trustees, and that $605.00 does not exceed Mr. Goldberg’s customary hourly rate for legal services performed by him as a partner of Akerman LLP.

Mr. Goldberg’s incentive compensation has been determined by the Supervisory Board, in the exercise of its discretion as authorized by the Trust Agreement, as five percent (5%) of the total gross proceeds recovered by the Trust from the pursuit of Causes of Action by the Trust. Such incentive compensation is intended to compensate Mr. Goldberg for services performed above and beyond the time commitment required of the Liquidation Trustee. The Supervisory Board believes that incentive compensation based on the value of recoveries on Causes of Action is standard and customary for bankruptcy and insolvency trustees, and is designed to maximize the value of recoveries on Causes of Action and appropriately align the economic interests of the Liquidation Trustee with those of the Trust.

Payment of compensation to the Liquidation Trustee or his professionals in connection with any individual request for compensation is subject to the following procedures, specified in the Trust Agreement:

•	the Liquidation Trustee must submit to the Supervisory Board an itemized statement or statements reflecting all fees and itemized costs to be reimbursed;

•
after seven (7) days after the delivery of the statements, the amount reflected in the statements may be paid by the Trust unless, prior to the expiration of such seven-day period, the Supervisory Board has objected in writing to any compensation reflected in the Statement; and

•
in the case of any Supervisory Board objection to payment, the undisputed amounts may be paid and the disputed amounts may only be paid by agreement of the Supervisory Board, or pursuant to order of the Bankruptcy Court, which retains jurisdiction over all disputes regarding the Liquidation Trustee’s and his or her professionals’ compensation.

Chief Executive Officer of the Wind-Down Entity

The Wind-Down Entity and its Chief Executive Officer Frederick Chin are parties to an employment agreement, the terms of which were amended in September 2020. The employment agreement features an initial period expiring on August 14, 2021, subject to two additional consecutive renewals of one fiscal quarter each if the wind down of the Wind-Down Group remains to be completed. Under the employment agreement, Mr. Chin is entitled to an annual base salary and incentive compensation. Mr. Chin’s current annual base salary is $825,000, subject to annual increase not to exceed 10% of the prior year’s annual base salary based on a merit review by the Board of Managers.

Mr. Chin is eligible for certain potential bonuses based on the cumulative amount of distributions of cash made by the Wind-Down Entity to the Trust during certain specified periods as set forth in the table below. For each period, a threshold amount of distributions must be made during such period for any bonus to be earned. Any bonuses earned are to be paid within 30 days of the end of the applicable period, however, Mr. Chin will not be entitled to any bonus regardless of the cumulative amount of distributions in any period if Mr. Chin is terminated by the Wind-Down Entity for “Cause” or if Mr. Chin voluntarily resigns other than for “Good Reason” before (i) February 15, 2022 with respect to a category A bonus or (ii) within 30 days of the end of the applicable period with respect to a category B bonus, in each case as identified in the chart below. For purposes of determining the amount of cumulative distributions during the period for a category B bonus, cash amounts collected by the Wind-Down Group but not distributed to the Trust during any such period may be counted in cumulative distributions for such period so long as the Board of Managers of the Wind-Down Entity certifies that such cash will be distributed to the Trust in a subsequent period.

Bonus Category	Period	Threshold Amount	Cumulative Amount Distributions During Period	Bonus Payment Amount for Period
A	February 15, 2019 through the earlier to occur of the expiration of the term of Mr. Chin’s employment agreement and the completion of the liquidation process for the Wind-Down Entity	$351,093,000	$351,093,000 to $401,442,999	$1,125,000
			$401,443,000 to $528,584,999	$1,500,000
			$528,585,000 or over	$1,875,000

Bonus Category	Period	Threshold Amount	Cumulative Amount Distributions During Period	Bonus Payment Amount for Period
B	February 15, 2019 through December 31, 2019	$97,332,000	$97,332,000 to $106,504,999	$487,500
			$106,505,000 to $125,454,999	$637,500
			$125,455,000 or more	$862,500
	February 15, 2019 through December 31, 2020	$178,677,000	$178,677,000 to $206,372,999	$487,500
			$206,373,000 to $262,744,999	$637,500
			$262,745,000 or more	$862,500
	February 15, 2019 through the expiration of the term of Mr. Chin’s employment agreement	$351,093,000	$351,093,000 to $401,442,999	$487,500
			$401,443,000 to $528,584,999	$637,500
			$528,585,000 or more	$862,500

Mr. Chin’s employment agreement was amended in September 2020 to extend the initial term of his employment from August 14, 2021 to February 14, 2022 and to provide that if Mr. Chin is employed by the Wind-Down Entity on December 31, 2021, Mr. Chin is eligible for a discretionary bonus for calendar year 2021.  These changes were approved by the Board of Managers and the Supervisory Board.   Such changes were considered necessary and appropriate in light of the currently projected extended duration of the Wind-Down Entity’s liquidation activities.

If Mr. Chin’s employment is terminated by the Wind-Down Entity without “Cause,” or if Mr. Chin resigns for “Good Reason,” Mr. Chin will be entitled, in addition to accrued salary and earned but unpaid bonuses, to a continued base salary for the remainder of the term of the Employment Agreement plus payments of the bonus amounts as set forth in the chart above to which Mr. Chin would have been entitled if he had remained employed during the entire term of the employment agreement (such bonus amounts to be paid if and when otherwise due under the employment agreement). If Mr. Chin’s employment is terminated by his death or disability, Mr. Chin or his estate will be entitled to receive, in addition to accrued salary and earned but unpaid bonuses, payments of the bonus amounts set forth in the chart above to which Mr. Chin would have been entitled if he had remained employed during the entire term of the employment agreement (such bonus amounts to be paid if and when otherwise due under the employment agreement), prorated on the basis of the distributions actually made prior to the effective date of termination for the period(s) applicable to the bonus determination.

The Wind-Down Entity is obligated, under the employment agreement, the Wind-Down Entity LLC Agreement and an Indemnification Agreement with Mr. Chin dated February 27, 2019, to indemnify and hold harmless Mr. Chin from and against certain liabilities, losses, damages and expenses incurred by him by reason of his acts or omissions as an officer of the Wind-Down Entity.

Under the employment agreement, Mr. Chin is entitled to four weeks of paid vacation each year and Mr. Chin and his eligible dependents are entitled to participate in the Wind-Down Entity’s health, dental, vision and life insurance coverages.

Other Executive Officers of Wind-Down Entity

The Wind-Down Entity is a party to at-will employment agreements with its Chief Financial Officer Marion W. Fong and its Chief Operating Officer and Chief Investment Officer David Mark Kemper II. Unless sooner terminated, the terms of these employment agreements expire upon the dissolution of the Wind-Down Entity. Under their employment agreements, Ms. Fong and Mr. Kemper are entitled to an annual base salary and incentive compensation.

Ms. Fong’s current annual base salary is $495,000 and Mr. Kemper’s annual base salary is $385,000, in each case subject to annual increase at the discretion of the Board of Managers. Ms. Fong and Mr. Kemper earned an incentive compensation bonus for calendar year 2019, and are eligible for up to three discretionary bonuses as described below, a one-time wind-down bonus, and a one-time retention bonus.

Ms. Fong and Mr. Kemper earned bonuses of $100,000 and $70,000, respectively for calendar year 2019.  The bonuses were paid in January, 2020 (fiscal year 2020).

Ms. Fong and Mr. Kemper each is entitled to consideration for discretionary bonuses for calendar years 2020 and 2021 and, if the Wind-Down Entity dissolves after January 1, 2022, for the period from January 1, 2022 to the date of such dissolution. Each such officer is entitled to be considered for a discretionary bonus for calendar years 2020 and 2021 in an amount up to 25% of such officer’s then-current base salary, provided that such officer is still employed by the Wind-Down Entity on December 31, 2020 and December 31, 2021, respectively.   If the Wind-Down Entity dissolves after January 1, 2022, each such officer is entitled to be considered for a discretionary bonus for the period from January 1, 2022 to the date of the dissolution in an amount up to 25% of such officer’s 2022 base salary, provided that such officer is still employed by the Wind-Down Entity upon its dissolution.

Ms. Fong and Mr. Kemper each is eligible to earn a wind-down bonus in an amount of either 50%, 100% or 150% of such officer’s then-current base salary (less any discretionary bonuses paid), depending on whether the Wind-Down Entity achieves the low, base or high case, respectively, of the projected cumulative amount of distributions by the Wind-Down Entity to the Trust from February 15, 2019 (inception) to the date of the dissolution of the Wind-Down Entity. No wind-down bonus is payable if the amount of such distributions is less than the low case. If earned, the wind-down bonus is payable within 30 days after the dissolution of the Wind-Down Entity, provided that the officer has not been terminated for “Cause” and has not voluntarily resigned other than for “Good Reason” before such dissolution.

Neither Ms. Fong nor Mr. Kemper is entitled to severance benefits. In lieu of such benefits, each of them is eligible to earn, at the time of his or her termination of employment, a retention bonus in an amount equal to six months of such officer’s base salary at the time of such termination. The retention bonus is payable only if (a) such officer resigns for “Good Reason,” (b) such officer’s employment term expires, or (c) such officer is terminated without “Cause.”

The Wind-Down Entity is obligated, under the employment agreements with Ms. Fong and Mr. Kemper, the Wind-Down Entity LLC Agreement and indemnification agreements with each such officer, to indemnify and hold harmless each such officer from and against certain liabilities, losses, damages and expenses incurred by either of them by reason of acts or omissions as an officer of the Wind-Down Entity.

Under their employment agreements, Ms. Fong and Mr. Kemper are entitled to four weeks of annual paid vacation, as well as participation in the Wind-Down Entity’s health, dental, vision and life insurance coverages.

Ms. Fong’s and Mr. Kemper’s employment agreements were amended in September 2020 to provide for their eligibility for the discretionary bonus for 2021 and, if the Wind-Down Entity dissolves after January 1, 2022, for period from January 1, 2022 to the date of dissolution.  Any such discretionary bonuses will be deducted from any wind-down bonus earned by Ms. Fong and Mr. Kemper. These changes were approved by the Board of Managers and the Supervisory Board.  Such changes were considered necessary and appropriate in light of the currently projected extended duration of the Wind-Down Entity’s liquidation activities.

Compensation Committee Interlocks and Insider Participation

Neither the Trust nor the Wind-Down Entity has a compensation committee or other board committee performing equivalent functions. During the fiscal year ended June 30, 2020, all members of the Supervisory Board participated in deliberations regarding Mr. Goldberg’s and Mr. Chin’s compensation, without participation by any other officer and employee of the Trust or the Wind-Down Entity. During the fiscal year ended June 30, 2020, all members of the Board of Managers, and Mr. Goldberg, participated in deliberations concerning compensation of the executive officers of the Wind-Down Entity.

Compensation of Supervisory Board and Board of Managers

Each member of the Supervisory Board that does not serve on the Audit Committee receives, as compensation in respect of service on the Supervisory Board, (i) $10,000 per month through January 31, 2020, (ii) $7,500 per month from February 1, 2020 through January 31, 2021, (iii) $5,000 per month from February 1, 2021 through January 31, 2022, and (iv) $2,500 per month for each calendar month thereafter until termination of the Trust in accordance with the Plan (prorated as appropriate if a member commences his or her service other than on the first day of a month or terminates his or her service other than on the last day of a month).  The sole member of the Supervisory Board that serves on the Audit Committee receives, as compensation in respect of service, $10,000 per month.  All Supervisory Board members also are entitled to reimbursement by the Trust of all actual, reasonable and documented out-of-pocket expenses incurred in connection with their service on the Supervisory Board.

The compensation of the Supervisory Board was not determined by the Supervisory Board, but instead was established by, and is fixed under, the Trust Agreement and cannot be modified except by amendment of the Trust Agreement. An amendment of the Trust Agreement effecting a modification in the compensation of the Supervisory Board would require either (a) an order of the Bankruptcy Court or (b) a written amendment signed by the Liquidation Trustee, which amendment has received the prior written approval of a majority of the members of the Supervisory Board.

Each member of the Board of Managers (other than the CEO) receives, as compensation in respect of service on the Board of Managers, (i) $20,000 per month through January 31, 2020 and (ii) $15,000 per month for each calendar month of service thereafter. The Wind-Down Entity is required to reimburse each Manager in respect of all actual, reasonable and documented out-of-pocket expenses incurred by such Manager in accordance with Wind-Down Entity policies.

Indemnification of the Liquidation Trustee

Under Delaware law, the Trust has the power to indemnify and hold harmless any person from and against any and all claims and demands whatsoever, subject to such standards and restrictions, if any, as are set forth in its governing instrument. The Trust is governed by the Trust Agreement, which states that the Liquidation Trustee, the Supervisory Board and each of their respective accountants, agents, assigns, attorneys, bankers, consultants, directors, employees, executors, financial advisors, investment bankers, real estate brokers, transfer agents, managers, members, officers, partners, predecessors, principals, professional persons, representatives, and successors (each, a “Trustee Indemnified Party”) will be indemnified for, and defended and held harmless against, any loss, liability, damage, judgment, fine, penalty, claim, demand, settlement, cost, or expense, including the reasonable fees and expenses of their respective professionals (collectively “Damages”) incurred without gross negligence, willful misconduct, or fraud on the part of the applicable Trustee Indemnified Party (which gross negligence, willful misconduct, or fraud, if any, must be determined by a final, non-appealable order of a court of competent jurisdiction) for any action taken, suffered, or omitted to be taken by the Trustee Indemnified Parties in connection with the acceptance, administration, exercise, and performance of their duties under the Plan or the Trust Agreement, as applicable. An act or omission taken with the approval of the Bankruptcy Court, and not inconsistent therewith, will be conclusively deemed not to constitute gross negligence or willful misconduct.

In addition, the Trust Agreement provides that, to the fullest extent permitted by law, each Trustee Indemnified Party shall be indemnified for, and defended and held harmless against, any and all Damages arising out of or due to their actions or omissions, or consequences of such actions or omissions, with respect to the Trust or the implementation or administration of the Plan if the applicable Trustee Indemnified Party acted in good faith and in a manner reasonably believed to be in, or not opposed to, the best interest of the Trust or its Interestholders.

The Trust Agreement also authorizes, but does not require, the Liquidation Trustee to obtain all reasonable insurance coverage for itself, its agents, representatives, employees or independent contractors, including coverage with respect to the liabilities, duties and obligations of the Liquidation Trustee and its agents, representatives, employees or independent contractors under the Trust Agreement and the Plan. The cost of any such insurance coverage will be an expense of the Trust.

Indemnification of the Board of Managers, the CEO and Executive Officers of the Wind-Down Entity

The Wind-Down Entity and the Trust are required to indemnify the members of the Board of Managers, the Chief Executive Officer, and the other officers of the Wind-Down Group, and each of their respective accountants, agents, assigns, attorneys, bankers, consultants, directors, employees, executors, financial advisors, investment bankers, brokers, managers, members, officers, partners, predecessors, principals, professional persons, representatives, and successors (each, a “WDE Indemnified Party”) for, and shall defend and hold them harmless against, Damages incurred without gross negligence or willful misconduct on the part of the applicable WDE Indemnified Party (which gross negligence or willful misconduct, if any, must be determined by a final, non-appealable order of a court of competent jurisdiction) for any action taken, suffered, or omitted to be taken by the WDE Indemnified Parties in connection with the acceptance, administration, exercise, and performance of their duties under the Plan or the Wind-Down Entity LLC Agreement, as applicable. An act or omission taken with the approval of the Bankruptcy Court, and not inconsistent therewith, will be conclusively deemed not to constitute gross negligence or willful misconduct.

In addition, the Wind-Down Entity and the Trust are required, to the fullest extent permitted by law, indemnify, defend, and hold harmless the WDE Indemnified Parties, from and against and with respect to any and all Damages arising out of or due to their actions or omissions, or consequences of such actions or omissions, with respect to the Wind-Down Entity or the implementation or administration of the Plan if the applicable WDE Indemnified Party acted in good faith and in a manner reasonably believed to be in, or not opposed to, the best interest of the Wind-Down Entity.

The Wind-Down Entity is a party to indemnification agreements with its Chief Executive Officer Frederick Chin, its Chief Financial Officer Marion W. Fong, and its Chief Operating Officer and Chief Investment Officer David Mark Kemper II. Under these agreements, the Wind-Down Entity has agreed to indemnify each of these individuals, to the fullest extent permitted by applicable law and the Wind-Down Entity’s certificate of formation and limited liability company agreement, and the Plan, if such individual becomes a party to or a witness or other participant in any proceeding (other than a derivative action) by reason of the fact that such individual is or was an officer, manager or employee of the Wind-Down Entity, or by reason of anything done or not done by him in any such capacity, against all expenses and liabilities incurred without gross negligence or willful misconduct by such individual.

Under these indemnification agreements, the Wind-Down Entity has also agreed to indemnify Ms. Fong and Mr. Kemper, with respect to any derivative action to which such individual becomes a party or a witness or in which such individual becomes a participant, against expenses actually and reasonably incurred in connection with the defense or settlement of such action, provided that such individual acted in good faith and in a manner such individual reasonably believed to be in or not opposed to the best interests of the Company. These indemnification agreements provide for proportional contribution to the Wind-Down Entity based on relative benefit and relative fault where indemnification is held by a court to be unavailable to the individual and for the advancement by the Wind-Down Entity of the individual’s expenses under certain circumstances.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the equity securities of the Trust beneficially owned by each member of the Supervisory Board, the Liquidation Trustee and each executive officer named in the Summary Compensation Table (see “Item 11. Executive Compensation” of this Annual Report), and all members of the Supervisory Board, the Liquidation Trustee and all executive officers of the Wind-Down Entity as a group on September 25, 2020:

Name of Beneficial Owner	Class of Liquidation Trust Interest	Amount and Nature of Beneficial Interest	Percent of class[7]
Jay Beynon	Class A Class B	6,666.67[8] 0	Less than 1% 0
Raymond C. Blackburn, M.D.	Class A Class B	35,788.06[9] 13,574.78[10]	Less than 1% 2.01%
Terry R. Goebel	Class A Class B	0 0	0 0
Lynn Myrick	Class A Class B	23,819.17[11] 1,590.81[12]	Less than 1% Less than 1%
John J. O’Neill	Class A Class B	8,786.60[13] 0	Less than 1% 0
M. Freddie Reiss	Class A Class B	0 0	0 0
Michael I. Goldberg	Class A Class B	0 0	0 0
Frederick Chin	Class A Class B	0 0	0 0
Marion W. Fong	Class A Class B	0 0	0 0
David Mark Kemper II	Class A Class B	0 0	0 0
All Supervisory Board members and the executive officers, as a group	Class A Class B	75,060.50 15,165.59	Less than 1% 2.31%

The Trust does not have any compensation plans (including individual compensation arrangements) under which equity securities of the Trust are authorized for issuance.

Item 13.	Certain Relationships and Related Transactions, and Supervisory Board Member Independence

The Supervisory Board has chosen the director independence standards of the New York Stock Exchange (the “NYSE”) to determine the independence of the members of the Supervisory Board. The Trust is not, however, a company listed with the NYSE and does not intend to apply for listing with the NYSE. Furthermore, the Trust believes that, if it were a NYSE-listed company, the Supervisory Board would be exempt from the director independence requirements of the NYSE by reason of one or more available exemptions from such requirements, including exemptions for companies in bankruptcy proceedings, passive business organizations in the form of trusts, and the issuers of special purpose securities.

Applying the NYSE independence standard, the Supervisory Board has determined that all of its members other than Terry Goebel are independent. In making this determination, the Supervisory Board concluded that neither the fees paid by the Trust in respect of service on the Supervisory Board nor the ownership of Liquidation Trust Interests by any member of the Supervisory Board precluded a finding of independence. Furthermore, the Supervisory Board determined that the participation by Mr. Beynon, or his family trust, in a class action against Comerica Bank (see “Item 3. Legal Proceedings” of this Annual Report) does not constitute a material relationship with the Trust or any of its subsidiaries, either directly or as a partner, shareholder or officer of any organization that has a relationship with the company.

The Supervisory Board was unable to determine the absence of a material relationship between the Wind-Down Group and Supervisory Board member Terry Goebel, who is president and a principal owner of G3 Group LA, a construction firm specializing in the development of high-end, luxury residences. G3 Group LA is owned by Terry Goebel and his son Kelly Goebel. The Wind-Down Group is under contract with G3 Group LA for the development of one residential real property in the Los Angeles area (the “G3 Contract”). The approximate aggregate estimated dollar value of the transactions under the G3 Contract as of June 30, 2020 is $30.0 million, of which $8.1 million was unpaid as of June 30, 2020. On September 24, 2020, the Wind-Down Group entered into a change order increasing the estimated dollar value of the G3 Contract by approximately $3.6 million.  The change order was determined to be necessary, and the amount thereof was determined to be appropriate, in light of increases in the construction costs of the project incurred and expected to be incurred.

7    Based on 11,519,450 Class A Liquidation Trust Interests and 676,312 Class B Liquidation Interests outstanding as of September 25, 2020.
8   As trustee of a family trust.
9   Of which 25,485.81 are held individually and the remainder is beneficially owned in an individual retirement account.
10  Of which 9,667.03 are held individually and the remainder is beneficially owned in an individual retirement account.
11  Of which 13,449.54 are held by a limited liability company of which Ms. Myrick is a member, 9,224.33 are held by a family trust of which Ms. Myrick is a beneficiary and 1,145.30 are held in a non-qualified account.
12  Held by a limited liability company, of which Ms. Myrick is a member.
13  Beneficially owned together with spouse.

Michael I. Goldberg, the Liquidation Trustee, is a partner of Akerman LLP, a law firm based in Miami, Florida. In November 2019, the Trust entered into an arrangement with Akerman LLP with the prior approval of the Supervisory Board, including the Audit Committee. Under the arrangement, Akerman LLP from time to time will provide, at the option of the Trust on an as-needed basis, e-discovery and related litigation support services in connection with the Trust’s prosecution of the Causes of Action. “E-discovery” (also known as electronic discovery) refers to discovery in legal proceedings, including litigation, where the information sought, such as e-mails, documents, records and files, is in electronic format. E-discovery services assist litigants to manage potentially large amounts of data in compliance with the technical requirements of court rules designed to preserve metadata and prevent spoliation.

Under the arrangement, services available to the Trust include data processing, hosting, professional services, and forensic collection and analysis. The services are provided on a “stand-alone” basis (i.e., they are made available to the Trust regardless of whether Akerman LLP is representing the Trust in connection with the subject litigation or any litigation). Currently, Akerman LLP does not represent the Trust in connection with any Causes of Action or act as counsel to the Trust in any matter.

The Trust is charged for the services at scheduled rates per task which, depending on the specific task, include flat rates, rates based on the volume of data processed, rates based on the number of data users, the hourly rates of Akerman LLP personnel, or other rates. The scheduled rates are believed to be the same as those charged by Akerman LLP to clients utilizing its legal services generally. The Supervisory Board, including the Audit Committee, approved the arrangement after determining that Akerman LLP’s rates would be more favorable to the Trust than those proposed to be charged by at least one other major alternative provider of legal support services. Due to uncertainty regarding the number, length and complexity of cases and the volume of discoverable documents, the Trust currently is unable to estimate the aggregate approximate dollar value of either Akerman LLP’s fees under this arrangement or Mr. Goldberg’s interest in this arrangement. During the year ended June 30, 2020, approximately $592,000 had been paid related to these services.

The Trust has a written Related Person Transaction Policy. It requires that any “Related Person Transaction” to which the Trust is a participant must be reviewed and approved in advance by the Supervisory Board and any “Related Person Transaction” to which the Wind-Down Group is a participant must be reviewed and approved in advance by the Board of Managers (the applicable board, in each instance, whether the Supervisory Board or the Board of Managers, the “Applicable Board”). Under the policy, a “Related Person Transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) that occurred since the beginning of the Trust’s most recent fiscal year in which the Trust (including any of its subsidiaries) was, is or will be a participant and the amount involved exceeds $120,000 and in which any Related Person had, has or will have a direct or indirect material interest. For purposes of this policy, a “Related Person” means:

•
any person who is, or at any time since the beginning of the Trust’s last fiscal year was, the Liquidation Trustee, a member of the Supervisory Board, a member of the Board of Managers, an executive officer of the Wind-Down Entity or a nominee to become a member of the Board of Managers or a more than 5% beneficial owner of the Trust;

•
any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of the Liquidation Trustee, a member of the Board of Managers, an executive officer of the Wind-Down Entity, or a nominee to become a member of the Board of Managers, or a more than 5% beneficial owner of the Trust, and any person (other than domestic employees or tenants) sharing the household of any such person; and

•
any firm, corporation or other entity in which any of the foregoing persons is employed or is a partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest.

 The following transactions are not considered Related Person Transactions for purposes of this policy: (a) base compensation for services rendered as the Liquidation Trustee, paid in accordance with the Liquidation Trust Agreement; (b) compensation for services rendered as a member of the Supervisory Board, paid in accordance with the Liquidation Trust Agreement; (c) in accordance with the Liquidation Trust Agreement, reimbursement of expenses incurred by the Liquidation Trustee or any member of the Supervisory Board incurred in the ordinary course of carrying out their respective responsibilities in such capacities; (d) any transaction where the rates or charges involved in the transaction are determined by competitive bids; or (e) any transaction that involves the rendering of services at rates or charges fixed in conformity with law or governmental authority.

Furthermore, neither the G3 Contract nor the payment or performance by the Wind-Down Group of its obligations thereunder in accordance with the current terms thereof is considered a Related Person Transaction for purposes of the policy. The G3 Contract was entered into between the Debtors and G3 before the organization of the Trust and did not require any review, approval or ratification under the Related Person Transaction Policy. However, a change order entered into on September 24, 2020 was reviewed under the Related Person Transaction Policy.

Under the policy, the Applicable Board is to consider all of the relevant facts and circumstances available, including (if applicable), but not limited to:

•	The benefits to the Trust and the Wind-Down Entity;

•
The impact on the independence of a member of the Supervisory Board or the Board of Managers in the event the Related Person is a member of the Supervisory Board, a member of the Board of Managers, an immediate family member of any such member, or an entity in which any such member is a director, officer, manager, principal, member, partner, shareholder or executive officer;

•	The availability of other sources for comparable products or services;

•	The terms of the transaction; and

•	The terms available to unrelated third parties and employees generally.

The policy prohibits any member of the Applicable Board from participating in any review, consideration or approval of any Related Person Transaction with respect to which such member or any of his or her immediate family members is the Related Person. The Applicable Board may approve only those Related Person Transactions that are in, or are not inconsistent with, the best interests of the Trust and its stakeholders, as the Applicable Board determines in good faith. In addition, no immediate family member of the Liquidation Trustee or any member of the Supervisory Board, member of the Board or Managers, or executive officer of the Wind-Down Group may be hired as an employee of the Trust or the Wind-Down Group unless the employment arrangement is approved in advance by the Applicable Board. In the event a person becomes a director or executive officer of the Trust or the Wind-Down Group and an immediate family member of such person is already an employee of the Trust or the Wind-Down Group, no material change in the terms of employment, including compensation, may be made without the prior approval of the Applicable Board (except, if the immediate family member is himself or herself an executive officer of the Trust or the Wind-Down Group, any proposed change in the terms of employment must be reviewed and approved in the same manner as other executive officer compensatory arrangements).

The Audit Committee of the Supervisory Board has the authority, subject to a final review by all disinterested members of the Supervisory Board, to review and approve all Related Person Transactions in which the Trust is a participant.

Item 14.	Principal Accounting Fees and Services

Independent Registered Public Accounting Firm

Squar Milner has served as our independent registered public accounting firm since July 19, 2019.

Principal Independent Registered Public Accounting Firm Fees

Set forth below are aggregate fees billed to us for professional accounting services for the year ended June 30, 2020 and the period from February 15, 2019 (inception) through June 30, 2019:

	Year Ended June 30, 2020	February 15, 2019 (inception) through June 30, 2019

Audit Fees	$403,400	$267,600
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$403,400	$267,600

For purposes of the preceding table, the professional fees are classified as follows:

•
Audit Fees: These fees for professional services performed for the audit of our annual consolidated financial statements, the required review of quarterly consolidated financial statements, registration statements and other procedures performed by independent auditors in order for them to be able to form an opinion on our consolidated financial statements.

•
Audit-Related Fees: These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of the consolidated financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews, and consultation concerning financial accounting and reporting standards.

•
Tax Fees: These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our consolidated financial statements. These include fees for tax compliance, tax planning, and tax advice, including federal, state, and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.

•	All Other Fees: These are fees for any services not included in the above-described categories, including assistance with internal audit plans and risk assessments.

Pre-Approval Policies

In order to ensure that the provision of services by our independent registered public accounting firm does not impair the auditors’ independence, the Audit Committee pre-approves all auditing services performed for the Company by our independent auditors, as well as all permitted non-audit services. In determining whether or not to pre-approve services, the Audit Committee considers whether the service is a permissible service under the rules and regulations promulgated by the SEC.

All services rendered by Squar Milner for the year ended June 30, 2020 and the period from February 15, 2019 (inception) through June 30, 2019 were pre-approved by the Audit Committee in accordance with the policies and procedures described above.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1) Consolidated Financial Statements:

The consolidated financial statements of the Company are included in a separate section of this Annual Report commencing on the page numbers specified below:

Woodbridge Liquidation Trust
Index to Consolidated Financial Statements

Page

Audited Consolidated Financial Statements
For the year ended June 30, 2020 and the period from February 15, 2019 (inception) through June 30, 2019:
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Statements of Net Assets in Liquidation as of June 30, 2020 and 2019	F-2
Consolidated Statements of Changes in Net Assets in Liquidation for the year ended June 30, 2020 and the period from February 15, 2019 (inception) through June 30, 2019	F-3
Notes to Consolidated Financial Statements	F-4

(a)	(2) Financial Statement Schedules:

Financial statement schedules have been omitted because they are either not required or not applicable, or because the information required to be presented is included in the consolidated financial statements or the notes thereto included in this Annual Report.

(b)	Exhibits

2.1
First Amended Joint Chapter 11 Plan of Liquidation of Woodbridge Group of  Companies, LLC and its Affiliated Debtors dated August 22, 2018, incorporated herein by reference to the Registration Statement on Form 10 filed by the Trust on October 25, 2019

3.1
Certificate of Trust of Woodbridge Liquidation Trust dated February 14 and effective February 15, 2019, incorporated herein by reference to the Registration Statement on Form 10 filed by the Trust on October 25, 2019

3.2
Liquidation Trust Agreement of Woodbridge Liquidation Trust dated February 15, 2019, as amended by Amendment No. 1 dated August 21, 2019 and Amendment No. 2 dated September 13, 2019, incorporated herein by reference to the Registration Statement on Form 10 filed by the Trust on October 25, 2019

3.3
Amendment No. 3 to Liquidation Trust Agreement dated as of November 1, 2019, incorporated herein by reference to Amendment No. 1 to Registration Statement on Form 10 filed by the Trust on December 13, 2019

3.4	Amendment No. 4 to Liquidation Trust Agreement dated as of February 5, 2020, incorporated herein by reference to the Current Report on Form 8-K filed by the Trust on February 6, 2020

3.5	Amended and Restated Bylaws of Woodbridge Liquidation Trust effective August 21, 2019, incorporated herein by reference to the Registration Statement on Form 10 filed by the Trust on October 25, 2019

10.1
Limited Liability Company Agreement of Woodbridge Wind-Down Entity LLC dated February 15, 2019, incorporated herein by reference to the Registration Statement on Form 10 filed by the Trust on October 25, 2019

10.2
Loan and Security Agreement dated June 19, 2020 by and among WB Propco, LLC and WB 141 S. Carolwood, LLC, as Borrowers, Woodbridge Wind-Down Entity LLC, as Guarantor, and City National Bank of Florida, as Lender, incorporated herein by reference to Amendment No. 1 to the Current Report on Form 8-K filed by the Trust on June 29, 2020

10.3
Amended and Restated Employment Agreement dated July 31, 2019 between Woodbridge Wind-Down Entity LLC and Frederick Chin, incorporated herein by reference to the Registration Statement on Form 10 filed by the Trust on October 25, 2019

10.4*	First Amendment to Amended and Restated Employment Agreement dated September 24, 2020 between Woodbridge Wind-Down Entity LLC and Frederick Chin

10.5
Indemnification Agreement dated February 27, 2019 between Woodbridge Wind-Down Entity LLC and Frederick Chin, incorporated herein by reference to the Registration Statement on Form 10 filed by the Trust on October 25, 2019

10.6
Employment Agreement dated November 12, 2019 between Woodbridge Wind-Down Entity LLC and Marion W. Fong, incorporated herein by reference to Amendment No. 1 to Registration Statement on Form 10 filed by the Trust on December 13, 2019

10.7*	First Amendment to Employment Agreement dated September 24, 2020 between Woodbridge Wind-Down Entity LLC and Marion W. Fong

10.8
Indemnification Agreement dated November 12, 2019 between Woodbridge Wind-Down Entity LLC and Marion W. Fong, incorporated herein by reference to Amendment No. 1 to Registration Statement on Form 10 filed by the Trust on December 13, 2019.

10.9
Employment Agreement dated November 12, 2019 between Woodbridge Wind-Down Entity LLC and David Mark Kemper, incorporated herein by reference to Amendment No. 1 to Registration Statement on Form 10 filed by the Trust on December 13, 2019.

10.10*	First Amendment to Employment Agreement dated September 24, 2020 between Woodbridge Wind-Down Entity LLC and David Mark Kemper

10.11
Indemnification Agreement dated November 12, 2019 between Woodbridge Wind-Down Entity LLC and David Mark Kemper, incorporated herein by reference to Amendment No. 1 to Registration Statement on Form 10 filed by the Trust on December 13, 2019.

10.12*
Stipulation and Settlement Agreement between the United States and Woodbridge Liquidation Trust, as approved by order of the United States Bankruptcy Court for the District of Delaware entered September 17, 2020.

31.1*	Certification of Liquidation Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Liquidation Trustee pursuant to 18 U.S.C. 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
Findings of Fact, Conclusions of Law, and Order Confirming the First Amended Joint Chapter 11 Plan of Liquidation of Woodbridge Group of Companies, LLC and its Affiliated Debtors, entered October 26, 2018, incorporated herein by reference to the Registration Statement on Form 10 filed by the Trust on October 25, 2019.

XBRL

*Filed herewith

Woodbridge Liquidation Trust
Index to Consolidated Financial Statements

Page

Audited Consolidated Financial Statements
For the year ended June 30, 2020 and the period from February 15, 2019 (inception) through June 30, 2019:
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Statements of Net Assets in Liquidation as of June 30, 2020 and 2019	F-2
Consolidated Statements of Changes in Net Assets in Liquidation for the year ended June 30, 2020 and the period from February 15, 2019 (inception) through June 30, 2019	F-3
Notes to Consolidated Financial Statements	F-4

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Supervisory Board and Liquidation Trustee of Woodbridge Liquidation Trust and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of net assets in liquidation of Woodbridge Liquidation Trust and subsidiaries (the “Company”) as of June 30, 2020 and 2019, the related consolidated statements of changes in net assets in liquidation for the year ended June 30, 2020 and for the period from February 15, 2019 (inception) through June 30, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the net assets in liquidation of the Company as of June 30, 2020 and 2019, and the changes in net assets in liquidation for the year ended June 30, 2020 and for the period from February 15, 2019 (inception) through June 30, 2019, in conformity with U.S. generally accepted accounting principles applied on the basis described below.

As described in Note 2, these consolidated financial statements have been prepared on the liquidation basis of accounting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Squar Milner LLP

We have served as the Company’s auditor since 2019.

Irvine, California
September 25, 2020

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Woodbridge Liquidation Trust and Subsidiaries

Consolidated Statements of Net Assets in Liquidation
As of June 30, 2020 and 2019

($ in Thousands)

	6/30/2020	6/30/2019

Assets
Real estate held for sale, net (Note 3):
Single-family homes under development	$143,585	$265,340
Real estate available for sale	145,752	216,336
Subtotal	289,337	481,676

Cash and cash equivalents	86,073	34,998

Restricted cash (note 4)	5,358	3,364

Other assets (note 5)	4,183	2,436

Total assets	$384,951	$522,474

Liabilities
Accounts payable and accrued expenses	$615	$441
Distribution payable	2,368	1,814
Accrued liquidation costs (Note 6)	117,451	190,248

Total Liabilities	$120,434	$192,503

Commitments and contingencies (Note 12)

Net Assets in Liquidation	$264,517	$329,971

See accompanying notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries

Consolidated Statements of Changes in Net Assets in Liquidation
For the Year Ended June 30, 2020
and the Period from February 15, 2019 (inception) through June 30, 2019

($ in Thousands)

	Year Ended June 30, 2020	Period From February 15, 2019 (inception) Through June 30, 2019

Net Assets in Liquidation as of beginning of period	$329,971	$-

Net assets contributed on February 15, 2019 (Note 1)	-	383,492

Change in assets and liabilities (Note 7):
Change in carrying value of assets and liabilities, net	11,334	(8,835)
Distributions declared, net	(76,788)	(44,686)
Net change in assets and liabilities	(65,454)	(53,521)

Net Assets in Liquidation as of end of period	$264,517	$329,971

See accompanying notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)
Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
As of June 30, 2020 and 2019

1)	Formation, Organization and Description of Business

Formation

Woodbridge Liquidation Trust (Trust) was established (i) for the purpose of collecting, administering, distributing and liquidating the Trust assets for the benefit of the Trust beneficiaries in accordance with the Liquidation Trust Agreement and the First Amended Joint Chapter 11 Plan of Liquidation of Woodbridge Group of Companies, LLC and Its Affiliated Debtors dated August 22, 2018 (as amended, modified, supplemented or restated from time to time; the (Plan)); (ii) to resolve disputed claims asserted against the Debtors; (iii) to litigate and/or settle causes of action (Causes of Action); and (iv) to pay certain allowed claims and statutory fees, as required by the Plan. Woodbridge Group of Companies, LLC and its affiliated debtors are individually referred to herein as a Debtor and collectively as Debtors. The Trust was formed on February 15, 2019 (Plan Effective Date) as a statutory trust under Delaware law.

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

On December 24, 2019, the Trust’s Registration Statement on Form 10 became effective under the Securities Exchange Act of 1934 (Exchange Act). The trading symbol for the Trust’s Class A Liquidation Trust Interests (Class A Interests) is WBQNL. The Trust’s Class A Interests are quoted on the OTC Link ATS, the SEC-registered alternative trading system. The Class A Interests are eligible for the Depository Trust Company’s Direct Registration (DRS) services.

Organization

The Trust does not have directors or executive officers. All of the management and executive authority of the Trust resides with the liquidation trustee, subject to the supervision of a six-member supervisory board. The Wind-Down Entity is separately managed by its three-member board of managers, one of whom is the chief executive officer.

There are two classes of Trust beneficiaries, Class A Liquidation Trust Interests (Class A Interests) and Class B Liquidation Trust Interests (Class B Interests), collectively, the Liquidation Trust Interests. The Liquidation Trust Interests are non-voting. The holders of the Class A Interests and the Class B Interests have the same rights, except with respect to certification, transferability and payment of distributions. See Note 10 regarding the priority and manner of distribution of available cash.

The Wind-Down Entity, from time to time, will make distributions to the Trust, as available. The Trust will in turn make distributions, from time to time, to the Trust beneficiaries, as available.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)
Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
As of June 30, 2020 and 2019

The Trust will be terminated upon the first to occur of (i) the making of all distributions required to be made and a determination by the liquidation trustee that the pursuit of additional causes of action held by the Trust is not justified or (ii) February 15, 2024. However, the bankruptcy court may approve an extension of the term if deemed necessary to facilitate or complete the recovery on, and liquidation of, the Trust assets. The Wind-Down Entity will be dissolved upon the completion of the liquidation of its assets.

Description of Business

The Trust is prosecuting various Causes of Action acquired by the Trust pursuant to the Plan and is resolving claims asserted against the Debtors.

As of June 30, 2020, the Wind-Down Subsidiaries are constructing nine single-family homes, primarily located in Los Angeles, California, including one single-family home that was sold in February 2020 that the Company has an obligation to complete but was still under construction at June 30, 2020. The Wind-Down Subsidiaries also own real estate that is available for sale, including single-family homes and lots located in Los Angeles, California, secured loans (performing and non-performing) and other properties in other states.

The Company is required to liquidate its assets and distribute available cash to the Trust beneficiaries. The liquidation activities are carried out by the Trust, the Wind-Down Entity and the Wind-Down Subsidiaries. As discussed in Note 2, the Company uses the Liquidation Basis of Accounting. The Trust currently operates as one reportable segment comprised primarily of real estate assets held for sale.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)
Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
As of June 30, 2020 and 2019

Net assets recorded by the Company as of the Plan Effective Date of February 15, 2019 were composed of the following ($ in thousands):

Assets
Real estate assets held for sale:
Single-family homes under development	$361,000
Real estate assets available for sale:
Single-family homes	186,119
Lots	45,910
Secured loans	9,707
Other properties	15,392
Subtotal	257,128

Real estate assets held for sale	618,128
Closing and other costs	(35,418)
Real estate assets held for sale, net	582,710
Cash	36,020
Restricted cash	317
Other assets	2,297
Total assets	$621,344

Liabilities
Accounts payable and accrued expenses	$5,785
Accrued liquidation costs	232,067
Total liabilities	$237,852

Net Assets in Liquidation	$383,492

Net assets in liquidation represent the remaining estimated aggregate value available to Trust beneficiaries upon liquidation, with no discount for the timing of proceeds (undiscounted).  Due to the unpredictability of real estate market values, as well as the uncertainty in the timing of liquidation of the real estate and other assets, net liquidation proceeds, other recoveries and actual liquidation costs may differ materially from the estimated amounts.  As of June 30, 2020, the Company is the plaintiff in several pending lawsuits. The Company is unable to estimate the amount of recovery, if any, related to this litigation.  During the year ended June 30, 2020 and the period from February 15, 2019 (inception) to June 30, 2019, settlement recoveries of approximately $5,323,000 and $1,637,000, respectively, were recorded.  The Company has accrued an estimate of the amount of legal costs to be incurred to pursue this litigation, excluding contingent fees. As more fully discussed in Note 2, the Company’s consolidated financial statements do not include any estimate of future net recoveries from litigation and settlement, since the Company cannot reasonably estimate them.

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
As of June 30, 2020 and 2019

No assurance can be given that total distributions will equal or exceed the estimate of net assets in liquidation presented in the consolidated statements of net assets in liquidation.

As a result of the COVID-19 outbreak, three of the Wind-Down Subsidiaries construction sites were closed for about three months. The Company will continue to evaluate the impact of the COVID-19 outbreak on the cost of construction and the timing of completion of the single-family homes that are under construction. The Company will also continue to evaluate the impact of these events on the time needed to sell the single-family homes and the price at which these single-family homes will be sold.

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

2)	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These consolidated financial statements have been presented in accordance with Accounting Standards Codification (ASC) Subtopic 205-30, “Liquidation Basis of Accounting,” as amended by, Accounting Standards Update (ASU) No. 2013-07, “Presentation of Financial Statements (Topic 205), Liquidation Basis of Accounting.”

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
As of June 30, 2020 and 2019

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

Liabilities, including estimated costs associated with implementing and completing the Plan, are measured in accordance with U.S. GAAP that otherwise applies to those liabilities. The Company has also recorded the estimated development costs to be incurred to prepare the assets for sale as well as the estimated holding costs to be incurred until the projected sale date and the estimated general and administrative costs to be incurred until the completion of the liquidation of the Company. When estimating development costs, the Company considered third party construction contracts and estimates of costs to complete based on construction status, progress and projected completion timing. Estimated development costs also include the costs of design and furnishings necessary to prepare and stage the homes for marketing. Holding cost estimates consider property taxes, insurance, utilities, maintenance and other costs to be incurred until the sale of the property is closed. Projected general and administrative cost estimates take into account operating costs through the completion of the liquidation of the Company.

These estimated amounts are presented in the accompanying consolidated statements of net assets in liquidation included in the consolidated financial statements.  All changes in the estimated liquidation value of the Company’s real estate held for sale, or other assets  and liabilities are reflected as a change to the Company’s net assets in liquidation.

The Company has not recorded any amount from the future settlement of Causes of Action, fair funds or forfeited assets in the accompanying consolidated financial statements since they cannot be reasonably estimated. The amount recovered may be material to the Company’s net assets in liquidation.

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
As of June 30, 2020 and 2019

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
As of June 30, 2020 and 2019

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

3)	Real Estate Assets Held for Sale

The Company’s real estate assets held for sale as of June 30, 2020 and 2019, are as follows ($ in thousands):

	June 30, 2020				June 30, 2019

	Number of Assets	Gross Value	Closing and Other Costs	Net Value	Number of Assets	Gross Value	Closing and Other Costs	Net Value
Single-family homes under development	8	$152,750	$(9,165)	$143,585	14	$282,000	$(16,660)	$265,340

Real estate assets available for sale:
Single-family homes	5	145,618	(7,907)	137,711	11	193,701	(10,823)	182,878
Lots	2	3,500	(193)	3,307	35	16,755	(1,097)	15,658
Secured loans	4	1,984	(86)	1,898	20	5,581	(279)	5,302
Other properties	13	3,018	(182)	2,836	15	13,290	(792)	12,498
Subtotal	24	154,120	(8,368)	145,752	81	229,327	(12,991)	216,336

Total	32	$306,870	$(17,533)	$289,337	95	$511,327	$(29,651)	$481,676

The single-family homes under development, except one, are located in the Los Angeles, California area. Of the real estate assets available for sale, all of the single-family homes are located in the Los Angeles, California area. The lots are located in Los Angeles, California. The loans are secured by properties located primarily in the Midwest and Eastern United States. The other properties are located primarily in Hawaii and the Midwest United States.

During the year ended June 30, 2020, the Company sold twelve single-family homes, 33 lots, settled three secured loans and sold two other properties for net proceeds of approximately $201,333,000.  As a result of the lack of interest during the auction process, the Wind-Down Entity will no longer be pursuing recoveries related to 13 secured loans. During the period from February 15, 2019 (inception) through June 30, 2019, the Company sold five single-family homes, 58 lots, three other properties and settled two secured loans for net proceeds of approximately $80,030,000.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)
Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
As of June 30, 2020 and 2019

4)	Restricted Cash

The Company’s restricted cash as of June 30, 2020 and 2019, is as follows ($ in thousands):

	June 30, 2020	June 30, 2019

Distributions restricted by the Company related to unresolved claims, uncashed distribution checks, distributions for recently allowed claims, distributions withheld due to pending avoidance actions and distributions that the Trust is waiting for further beneficiary information	$2,372	$1,810

Interest reserve (note 8)	1,750	-

Fair funds, legally restricted for distribution	1,236	1,237

Other	-	317

Total restricted cash	$5,358	$3,364

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)
Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
As of June 30, 2020 and 2019

5)	Other Assets

The Company’s other assets as of June 30, 2020 and 2019, are as follows ($ in thousands):

	June 30, 2020	June 30, 2019

Insurance claim receivable	$1,900	$1,900

Escrow receivables (1)	1,500	-

Settlement installment receivables	575	518

Other	208	18

Total other assets	$4,183	$2,436

(1) Escrow holdbacks relating to two  single-family homes that were sold; amounts to be released upon completion of repairs and construction.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)
Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
As of June 30, 2020 and 2019

6)	Accrued Liquidation Costs

The following is a summary of accrued liquidation costs as of June 30, 2020 and 2019 ($ in thousands):

	June 30, 2020	June 30, 2019
Development costs:
Construction costs	$67,204	$115,947
Construction warranty	2,870	3,955
Indirect costs	1,407	2,112
Bond refunds	(1,562)	(2,152)
Total development costs	69,919	119,862

Holding costs:
Property tax	5,918	6,087
Insurance	2,125	6,345
Maintenance, utilities and other	1,518	2,508
Total holding costs	9,561	14,940

General and administrative costs:
Legal and other professional fees	17,588	26,550
Payroll and payroll related	13,425	13,757
State, local and other taxes	2,118	6,062
Board fees and expenses	1,725	3,995
Marketing	765	1,583
Other	2,350	3,499
Total general and administrative costs	37,971	55,446

Total accrued liquidation costs	$117,451	$190,248

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)
Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
As of June 30, 2020 and 2019

7)	Net Change In Assets and Liabilities

The following provides details of the change in carrying value of assets and liabilities, net during the year ended June 30, 2020 ($ in thousands):

	Cash Activities	Remeasure- ment	Total

Real estate assets, net	$(201,576)	$9,237	$(192,339)

Cash and cash equivalents	127,309	-	127,309

Restricted cash	1,994	-	1,994

Other assets	(2,044)	3,791	1,747

Total assets	$(74,317)	$13,028	$(61,289)

Accounts payable and accrued expenses	$(704)	$878	$174

Accrued liquidation costs	(80,831)	8,034	(72,797)

Total liabilities	$(81,535)	$8,912	$(72,623)

Change in carrying value of assets and liabilities, net	$7,218	$4,116	$11,334

The following provides details of the distributions declared, net, during the year ended June 30, 2020 ($ in thousands):

Distributions declared	$(78,432)
Distributions reversed	1,644

Distributions declared, net	$(76,788)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)
Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
As of June 30, 2020 and 2019

The following provides details of the change in carrying value of assets and liabilities, net during the period from February 15, 2019 (inception) through June 30, 2019 ($ in thousands):

	Cash Activities	Remeasure- ment	Total

Real estate assets, net	$(79,429)	$(21,605)	$(101,034)

Cash and cash equivalents	41,850	-	41,850

Restricted cash	3,047	-	3,047

Other assets	(59)	198	139

Total assets	$(34,591)	$(21,407)	$(55,998)

Accounts payable and accrued expenses	$(5,432)	$88	$(5,344)

Accrued liquidation costs	(32,747)	(9,072)	(41,819)

Total liabilities	$(38,179)	$(8,984)	$(47,163)

Change in carrying value of assets and liabilities, net	$3,588	$(12,423)	$(8,835)

The following provides details of the distributions declared, net during the period from February 15, 2019 (inception) through June 30, 2019 ($ in thousands):

Distributions declared	$(44,697)
Distributions reversed	11

Distributions declared, net	$(44,686)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)
Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
As of June 30, 2020 and 2019

8)	Credit Agreements

Revolving Line of Credit

WB Propco, LLC, a subsidiary of the Wind-Down Entity had a revolving line of credit (LOC) with a financial institution which matured on May 1, 2020. The Wind-Down Entity was a guarantor under the LOC. Outstanding borrowings bore interest at the prime rate, provided however, that the interest rate could never be lower than 5.25% per annum. The LOC was not renewed or extended.

On June 19, 2020, two wholly-owned subsidiaries of the Wind-Down Entity entered into a $25,000,000 revolving line of credit (New LOC) with a different financial institution. The New LOC may be increased to up to $30,000,000 with the pledge of one or more additional properties and lender approval. The New LOC matures on June 19, 2022 but may be extended for one additional year thereafter. The New LOC requires the borrowers to establish an interest reserve of $1,750,000 (Note 4), which is to be used to pay the potential monthly interest payments. Outstanding borrowings bear interest at a fixed rate of 3.50% per annum. Indebtedness under the New LOC is secured by a deed of trust on one property, the personal property associated therewith and the interest reserve. The Wind-Down Entity is the guarantor of the New LOC. The Company is required to keep $20,000,000 on deposit with the lender in order to avoid a non-compliance fee of 2% of the shortfall in the required deposit and are required to comply with various covenants.

PPP Loan

On April 20, 2020, the Wind-Down Entity obtained unsecured credit in the form of a loan under the federal government’s Paycheck Protection Program (PPP) in the amount of $324,700. The loan bears interest at a rate of 1.00% per annum.  The loan matures on April 20, 2022. The Wind-Down Entity may apply for forgiveness of the amount due on the loan in an amount equal to the sum of the qualifying costs incurred by the Wind-Down Entity during the 24-week period beginning on the date of first disbursement of the loan (April 20, 2020). No payments are due on the loan for six months from the date of first disbursement of the loan (Deferment Period).  Beginning on the tenth day of the first month after the expiration of the Deferment Period, the then outstanding balance of the loan must be repaid in equal monthly payments of principal and interest, to be fully amortized over the remaining term of the loan.

The Company expects to have 100% of the loan balance forgiven and therefore no amounts are accrued under the liquidation basis of accounting as of June 30, 2020.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)
Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
As of June 30, 2020 and 2019

9)	Beneficial Interests

The following table summarizes the Liquidation Trust Interests (rounded) for the year ended June 30, 2020 and the period from February 15, 2019 (inception) through June 30, 2019:

	Year ended June 30, 2020		Period from February 15, 2019 (inception) through June 30, 2019

Liquidation Trust Interests	Class A	Class B	Class A	Class B

Outstanding at beginning of period	11,433,623	655,261	11,284,423	651,019

Allowed claims	88,549	21,334	144,654	4,123

5% enhancement for certain allowed claims	459	5	4,546	119

Settlement by issuing Liquidation Trust Interests	895	-	-	-

Settlement of claims by reducing Liquidation Trust Interests	(5,210)	(1,042)	-	-

Duplicate claim allowed in error	(84)	-	-	-

Outstanding at end of period	11,518,232	675,558	11,433,623	655,261

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)
Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
As of June 30, 2020 and 2019

At the Plan Effective Date, certain claims were disputed. As the claims are resolved, additional Class A and (if applicable) Class B Interests are issued on account of allowed claims and no Class A or Class B Interests are issued on account of disallowed claims. The following table summarizes the Trust’s unresolved claims against the Debtors as they relate to Liquidation Trust Interests (rounded) for the year ended June 30, 2020 and the period from February 15, 2019 (inception) through June 30, 2019:

	Year ended June 30, 2020		Period from February 15, 2019 (inception) through June 30, 2019

Liquidation Trust Interests	Class A	Class B	Class A	Class B

Reserved for unresolved claims at beginning of period	482,734	34,697	634,733	38,850

Allowed claims	(88,549)	(21,334)	(144,654)	(4,123)

Disallowed claims	(200,626)	(6,245)	(7,345)	(30)

Reserved for unresolved claims at end of period	193,559	7,118	482,734	34,697

10)	Distributions

The Plan provides for a distribution waterfall that specifies the priority and manner of distribution of available cash. Distributions are to be made (a) to the Class A Interests until they have received distributions of $75.00 per Class A Interest; thereafter (b) to the Class B Interests until they have received distributions of $75.00 per Class B Interest; thereafter (c) to each Liquidation Trust Interest (whether a Class A or Class B Interest) until the aggregate of all distributions made pursuant to this clause equals an amount equivalent to interest, at a per annum fixed rate of 10%, compounded annually, accrued on the aggregate principal amount of all Net Note Claims, Allowed General Unsecured Claims and Net Unit Claims, all as defined, treating each distribution pursuant to (a) and (b) above as reductions of such principal amount; and thereafter (d) to the holders of Allowed Subordinated Claims, as defined, until such claims are paid in full, including interest, at a per annum fixed rate of 10% or such higher rate as may be agreed to, as provided for in the Plan, compounded annually, accrued on the principal amount of each Allowed Subordinated Claim, as defined.

On March 15, 2019, a distribution in the amount of approximately $44,697,000 was declared which represented $3.75 per Class A Interest. The distribution included (i) a cash distribution on account of then-allowed claims in the amount of approximately $42,313,000 which was paid on March 26, 2019, and (ii) a deposit of approximately $2,384,000 into a restricted cash account, which was made on March 26, 2019,  on account of distributions payable for Class A Interests that may be issued in the future upon the allowance of unresolved claims.

On January 2, 2020, a distribution in the amount of approximately $53,426,000 was declared which represented $4.50 per Class A Interest. The distribution included (i) a cash distribution on account of then-allowed claims in the amount of approximately $51,188,000 which was paid on January 10, 2020, and (ii) a deposit of approximately $2,238,000 into a restricted cash account, which was made on January 10, 2020, (a) payable for Class A Interests that may be issued in the future upon the allowance of unresolved claims, (b) in respect to recently allowed claims (c) to holders of Class A Interests who failed to cash distribution checks mailed in respect of the initial distribution (d) that were withheld due to pending avoidance actions and (e) that the Trust is waiting for further beneficiary information.

On March 31, 2020, a distribution in the amount of approximately $25,000,000 was declared which represented $2.12 per Class A Interest. The distribution included (i) a cash distribution on account of then-allowed claims in the amount of approximately $24,193,000 which was paid on April 10, 2020, and (ii) a deposit of approximately $807,000 into a restricted cash account, which was made on April 10, 2020, (a) payable for Class A Interests that may be issued in the future upon the allowance of unresolved claims, (b) in respect to recently allowed claims (c) to holders of Class A Interests who failed to cash distribution checks mailed in respect of prior distributions (d) that were withheld due to pending avoidance actions and (e) that the Trust is waiting for further beneficiary information.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)
Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
As of June 30, 2020 and 2019

During the year ended June 30, 2020 and the period from February 15, 2019 (inception) through June 30, 2019, as (a) claims were resolved, (b) claims were recently allowed, (c) addresses for holders of uncashed distribution checks were obtained, (d) pending avoidance actions were resolved and (e) further beneficiary information was received, distributions of approximately $1,000,000 and $1,166,000, respectively, were paid from the restricted cash account to holders of Class A Interests that were issued on account of claims that became allowed during such periods.

During the year ended June 30, 2020 and the period from February 15, 2019 (inception) through June 30, 2019, as a result of claims being disallowed, approximately $1,644,000 and $826,000 were released from the restricted cash account and distributions payable were reduced by the same amount.

During the year ended June 30, 2020 and the period from February 15, 2019 (inception) through June 30, 2019, approximately $148,000 and $0 were received from the Company’s transfer agent and others relating to distribution checks that were returned or not cashed. This amount was deposited into the restricted cash account and distributions payable were increased by the same amount.

11)	Related Party Transactions

Terry Goebel, a member of the Trust Supervisory Board, is president and a principal owner of G3 Group LA, a construction firm specializing in the development of high-end luxury residences. G3 Group LA is owned by Terry Goebel and his son Kelly Goebel.  As of June 30, 2020, the Company was under contract with G3 Group LA for the development of one single-family home in the Los Angeles area. One additional construction contract was assumed by the buyer of a single-family home in November 2019. As of June 30, 2020 and 2019, the remaining amounts payable under these contracts was approximately $8,133,000 and $16,689,000, respectively. During the year ended June 30, 2020 and the period from February 15, 2019 (inception) through June 30, 2019, approximately $10,123,000 and $4,260,000, respectively, were paid by the Company to G3 Group of LA related to these contracts.

The liquidation trustee of the Trust is entitled to receive 5% of the total gross amount recovered by the Trust from the pursuit of Trust claims and Causes of Action.  During the year ended June 30, 2020 and the period from February 15, 2019 (inception) through June 30, 2019, approximately $251,000 and $82,000 was accrued as amounts due to the liquidation trustee, respectively.  As of June 30, 2020 and 2019, approximately $119,000 and $82,000, respectively, was payable to the liquidation trustee. These amounts are included in accounts payable and accrued expenses in the accompanying consolidated statement of net assets in liquidation. During the year ended June 30, 2020 and the period from February 15, 2019 (inception) through June 30, 2019, approximately $214,000 and $0, respectively, were paid to the liquidation trustee.

In November 2019, the Trust entered into an arrangement with Akerman LLP, a law firm based in Miami, Florida of which the liquidation trustee is a partner, for the provision, at the option of the Trust on an as-needed basis, of e-discovery and related litigation support services in connection with the Trust’s prosecution of the Causes of Action. Under the arrangement, the Trust is charged for the services at scheduled rates per task which, depending on specific task, include flat rates, rates based on volume of data processed, rates based on the number of data users, the hourly rates of Akerman LLP personnel, or other rates. As of June 30, 2020, approximately $592,000 was paid related to these services and there are no outstanding payables as of June 30, 2020.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)
Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
As of June 30, 2020 and 2019

The executive officers of the Wind-Down Entity are entitled to a discretionary bonus based on the Wind-Down Entity achieving certain specified cumulative amounts of distributions to the Trust. Based on the carrying amounts of the net assets in liquidation included in the accompanying consolidated statement of net assets in liquidation, approximately $3,840,000 and $2,815,000 were accrued as of June 30, 2020 and 2019, respectively, as the estimated amount of the bonus (including associated payroll taxes). This amount is included in the payroll and payroll related costs portion of accrued liquidation costs in the accompanying consolidated statement of net assets in liquidation. During the year ended June 30, 2020 and the period from February 15, 2019 (inception) through June 30, 2019, approximately $831,000  and $0, respectively, were paid related to the bonuses.

12)	Commitments and Contingencies

As of June 30, 2020, the Company had construction contracts under which approximately $37,730,000 was unpaid.

The Company has a lease for its office space that expires on August 31, 2021. The Company has one three-month option to extend the lease. The amount of rent paid, including common area maintenance and parking charges, during the year  ended June 30, 2020 and the period from February 15, 2019 (inception) through June 30, 2019 was approximately $277,000 and $90,000, respectively.

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

On July 13, 2020, a distribution in the amount of approximately $29,934,000 was declared which represented $2.56 per Class A Interest. The distribution included (i) a cash distribution on account of then-allowed claims in the amount of approximately $29,201,000 which was paid on July 16, 2020, and (ii) a deposit of approximately $733,000 into a restricted cash account, which was made on August 25, 2020, (a) payable for Class A Interests that may be issued in the future upon the allowance of unresolved claims, (b) in respect to recently allowed claims (c) to holders of Class A Interests who failed to cash distribution checks mailed in respect of prior distributions (d) that were withheld due to pending avoidance actions and (e) that the Trust is waiting for further beneficiary information.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)
Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
As of June 30, 2020 and 2019

The following table summarizes the Liquidation Trust Interests for the period from June 30, 2020 through September 25, 2020:

Liquidation Trust Interests	Class A	Class B

Outstanding at June 30, 2020	11,518,232	675,558

Allowed during the period	3,319	1,133

5% enhancement for certain allowed claims	166	56

Settlement of claims by reducing Liquidation Trust Interests	(2,267)	(435)

Outstanding at September 25, 2020	11,519,450	676,312

The following table summarizes unresolved claims against the Debtors as they relate to Liquidation Trust Interests (rounded) for the period from June 30, 2020 through September 25, 2020:

Liquidation Trust Interests	Class A	Class B

Outstanding at June 30, 2020	193,559	7,118

Allowed during the period	(3,319)	(1,133)

5% enhancement for certain allowed claims	(16)	-

Disallowed during the period	(7,115)	(342)

Outstanding at September 25, 2020	183,109	5,643

During the period from July 1, 2020 through September 25, 2020, as claims were allowed, distributions of approximately $32,000 were paid from the restricted cash account on account of Class A Interests that were issued. As a result of claims being disallowed, approximately $90,000 was released from the restricted cash account and distributions payable was reduced by the same amount.

During the period from July 1, 2020 through September 25, 2020, the Company sold four single-family homes and four other properties and realized net proceeds of approximately $33,433,000. One of the single-family homes was under construction and the buyer assumed remaining obligations of approximately $10,000,000 to complete construction of the property.

During the period from July 1, 2020 through September 25, 2020, the Trust recorded approximately $6,377,000 from the settlement of Causes of Action. The Company recorded approximately $352,000 as the amount due to the liquidation trustee on account of such settlements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)
Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
As of June 30, 2020 and 2019

The Trust entered into a resolution agreement with the United States Department of Justice which provided that the Trust would receive the assets forfeited by, among others, Robert and Jeri Shapiro. The agreement provides for the release of specified forfeited assets by the United States Department of Justice to the Trust, and for the Trust to liquidate those assets and distribute the net sale proceeds to “Qualifying Victims,” which include the vast majority of Trust beneficiaries—specifically, all former holders of Class 3 and 5 claims and their permitted assigns—but do not include former holders of Class 4 claims.  The Bankruptcy Court approved this settlement on September 17, 2020. The agreement remains subject to approval by the United States District Court.

On September 24, 2020, the estimated dollar amount of G3's contract was increased by approximately $3,600,000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 25th day of September, 2020.

By:	/s/ Michael I. Goldberg

Name:	Michael I. Goldberg
Title:	Trustee