Form 10-Q
period 2020-09-30
Woodbridge Liquidation Trust
filed 2020-11-16
CIK 1785494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Yes ☒  No ☐

Woodbridge Liquidation Trust
Form 10-Q
September 30, 2020

Index
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements

Woodbridge Liquidation Trust and Subsidiaries

Consolidated Statements of Net Assets in Liquidation As of September 30, 2020 and June 30, 2020
(Unaudited, $ In Thousands)

	9/30/2020	6/30/2020

Assets
Real estate assets held for sale, net (Note 3):
Single-family homes under development	$126,665	$143,585
Real estate available for sale	117,263	145,752
Subtotal	243,928	289,337

Cash and cash equivalents	83,229	86,073

Restricted cash (Note 4)	6,046	5,358

Other assets (Note 5)	3,680	4,183

Total assets	$336,883	$384,951

Liabilities
Accounts payable and accrued liabilities	$481	$615
Distributions payable	3,060	2,368
Accrued liquidation costs (Note 6)	93,619	117,451

Total liabilities	$97,160	$120,434

Commitments and contingencies (Note 12)

Net Assets in Liquidation	$239,723	$264,517

See accompanying notes to unaudited consolidated financial statements.

Index
PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Consolidated Statements of Changes in Net Assets in Liquidation For the Three Months Ended September 30, 2020 and 2019
(Unaudited, $ in Thousands)

	Three Months Ended
	9/30/2020	9/30/2019

Net Assets in Liquidation as of beginning of period	$264,517	$329,971

Change in assets and liabilities (Note 7):
Change in carrying value of assets and liabilities, net	5,083	3,575
Distributions (declared) reversed, net	(29,877)	36
Net change in assets and liabilities	(24,794)	3,611

Net Assets in Liquidation as of end of period	$239,723	$333,582

See acco mpanying notes to unaudited consolidated financial statements.

Index
PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2020 and 2019
(Unaudited)

1)	Formation and Description of Business

Formation

Woodbridge Liquidation Trust (Trust) was established (i) for the purpose of collecting, administering, distributing and liquidating the Trust assets for the benefit of the Trust beneficiaries in accordance with the Liquidation Trust Agreement and the First Amended Joint Chapter 11 Plan of Liquidation of Woodbridge Group of Companies, LLC and its Affiliated Debtors dated August 22, 2018 (as amended, modified, supplemented or restated from time to time; the (Plan)); (ii) to resolve disputed claims asserted against the Debtors, as defined in the Plan; (iii) to litigate and/or settle causes of action (Causes of Action); and (iv) to pay certain allowed claims and statutory fees, as required by the Plan. Woodbridge Group of Companies, LLC and its affiliated debtors are individually referred to herein as a Debtor and collectively as the Debtors. The Trust was formed on February 15, 2019 (Plan Effective Date) as a statutory trust under Delaware law.

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

On December 24, 2019, the Trust’s Registration Statement on Form 10 became effective under the Securities Exchange Act of 1934 (the Exchange Act). The trading symbol for the Trust’s Class A Liquidation Trust Interests (Class A Interests) is WBQNL. The Trust’s Class A Interests are quoted on the OTC Link ATS, the SEC-registered alternative trading system. The Class A Interests are eligible for the Depository Trust Company’s Direct Registration System (DRS) services.

Description of Business

The Trust is prosecuting various Causes of Action acquired by the Trust pursuant to the Plan and is resolving claims asserted against the Debtors. As of September 30, 2020, the Company is the plaintiff in several pending lawsuits. The Company is unable to estimate the amount of recovery, if any, related to these lawsuits. During the three months ended September 30, 2020 and 2019, the Company recorded approximately $6,580,000 and $355,000, respectively, from the settlement of Causes of Action. The Company has accrued an estimate of the amount of legal costs to be incurred to pursue this litigation, excluding contingent fees. As more fully discussed in Note 2, the Company’s consolidated financial statements do not include any estimate of future net recoveries from litigation and settlement, since the Company cannot reasonably estimate them.

As of September 30, 2020, the Wind-Down Subsidiaries are constructing seven single-family homes, all except one are located in Los Angeles, California. The Wind-Down Subsidiaries also own real estate that is available for sale, including single-family homes and lots located in Los Angeles, California, secured loans (performing and non-performing) and other properties located in other states.

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
For the Three Months Ended September 30, 2020 and 2019
(Unaudited)

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

The Trust’s expectations about the amount of any additional distributions and when they will be paid are subject to risks and uncertainties and are based on certain estimates and assumptions, one or more of which may prove to be incorrect.  As a result, the actual amount of any additional distributions may differ materially, perhaps in adverse ways, from the Trust estimates. Furthermore, it is not possible to predict the timing of any additional distributions and any such distributions may not be made within the timing referenced in the consolidated financial statements.

No assurance can be given that total distributions will equal or exceed the estimate of net assets in liquidation presented in the consolidated statements of net assets in liquidation.

As a result of the COVID-19 outbreak, three of the Wind-Down Subsidiaries’ construction sites were closed for about three months. The Company will continue to evaluate the impact of the COVID-19 outbreak on its activities, including the cost of construction, the timing of completion of the single-family homes that are under construction, the time needed to market and sell the single-family homes, and the price at which these single-family homes will be sold.

The ultimate impact of the COVID-19 outbreak will depend on many factors, some of which cannot be foreseen, including the duration, severity, and geographic concentrations of the pandemic and any resurgence of the disease; the impact of COVID-19 on the nation’s economy and debt and equity markets and the local economies in the markets in which our real estate assets are located; the development and availability of COVID-19 infection and antibody testing, therapeutic agents and vaccines and the prioritization of such resources among businesses and demographic groups; government financial and regulatory relief efforts that may become available to businesses and individuals; and changes in unemployment rates, consumer confidence and equity markets caused by COVID-19.

2)	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), including the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the consolidated financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. These consolidated financial statements have been presented in accordance with Accounting Standards Codification (ASC) Subtopic 205-30, “Liquidation Basis of Accounting,” as amended by Accounting Standards Update (ASU) No. 2013-07, “Presentation of Financial Statements (Topic 205), Liquidation Basis of Accounting.” The June 30, 2020 consolidated statement of net assets in liquidation included herein was derived from the audited consolidated financial statements but does not include all disclosures or notes required by U.S. GAAP for complete financial statements.

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

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2020 and 2019
(Unaudited)

Liquidation Basis of Accounting

Under the liquidation basis of accounting, all assets are recorded at their estimated net realizable value or liquidation value, which represents the estimated amount of net cash that will be received upon the disposition of the assets (on an undiscounted basis). The measurement of real estate assets held for sale is based on current contracts (if any), estimates and other indications of sales value, net of estimated selling costs. To determine the value of real estate assets held for sale, the Company considered the three traditional approaches to value (cost, income and sales comparison) commonly used by the real estate appraisal community. The applicability and relevancy of each valuation approach as applied may differ by asset. In most cases, the sales comparison approach was accorded the greatest weight. This approach compares a property to other properties with similar characteristics that have recently sold. To validate management’s estimate, the Company also considers opinions from qualified real estate professionals and local real estate brokers and, in some cases, obtained third party appraisals. The estimated selling costs range from 5.0% to 6.0%.

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

These estimated amounts are presented in the accompanying consolidated statements of net assets in liquidation.  All changes in the estimated liquidation value of the Company’s real estate held for sale, or other assets and liabilities are reflected as a change to the Company’s net assets in liquidation.

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

Other Assets

The Company recognizes recoveries from the settlement of Causes of Action when an agreement is executed and collectability is reasonably assured. An allowance for uncollectible settlement installment receivables is recorded when there is doubt about the collectability of the receivable.  Insurance claims are recognized when the insurance company accepts the claim or if a claim is pending and the recoverable amount can be estimated. The Company records escrow receivables at the amount that is expected to be received when the escrow receivable is released.  In addition, the Company recognizes other amounts to be received based on contractual terms or when the amounts to be received are certain.

Index
PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2020 and 2019
(Unaudited)

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and restricted cash. At times, balances in any one financial institution may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. The Company mitigates this risk by depositing its cash, cash equivalents and restricted cash in high-credit quality financial institutions. In addition, the Company uses strategies to reduce deposit balances at any one financial institution consistent with FDIC insurance limits.

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
For the Three Months Ended September 30, 2020 and 2019
(Unaudited)

3)	Real Estate Assets Held for Sale

The Company’s real estate assets held for sale as of September 30, 2020, with comparative information as of June 30, 2020, are as follows ($ in thousands) (unaudited):

	September 30, 2020				June 30, 2020

	Number of Assets	Gross Value	Closing and Other Costs	Net Value	Number of Assets	Gross Value	Closing and Other Costs	Net Value
Single-family homes under development	7	$134,750	$(8,085)	$126,665	8	$152,750	$(9,165)	$143,585

Real estate assets available for sale:
Single-family homes	2	117,000	(6,570)	110,430	5	145,618	(7,907)	137,711
Lots	2	3,950	(276)	3,674	2	3,500	(193)	3,307
Secured loans	4	1,975	(86)	1,889	4	1,984	(86)	1,898
Other properties	4	1,337	(67)	1,270	13	3,018	(182)	2,836
Subtotal	12	124,262	(6,999)	117,263	24	154,120	(8,368)	145,752

Total	19	$259,012	$(15,084)	$243,928	32	$306,870	$(17,533)	$289,337

The single-family homes under development, except one, are located in the Los Angeles, California area. Of the real estate assets available for sale, all of the single-family homes are located in the Los Angeles, California area. The lots are located in Los Angeles, California. The loans are secured by properties located primarily in the Midwest and Eastern United States. The other properties are located primarily in the state of Hawaii and the Midwest United States.

During the three months ended September 30, 2020, the Company sold four single-family homes and nine other properties for net proceeds of approximately $33,492,000. One of the single-family homes was under construction and the buyer assumed the remaining obligations to complete construction of approximately $11,253,000. During the three months ended September 30, 2019, the Company sold four single-family homes, ten lots, one other property and settled two secured loans for net proceeds of approximately $20,962,000.

Index
PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2020 and 2019
(Unaudited)

4)	Restricted Cash

The Company’s restricted cash as of September 30, 2020, with comparative information as of June 30, 2020, is as follows ($ in thousands) (unaudited):

	September 30, 2020	June 30, 2020

Distributions restricted by the Company related to unresolved claims, distributions for recently allowed claims, uncashed distribution checks, distributions withheld due to pending avoidance actions and distributions that the Trust is waiting for further beneficiary information	$3,060	$2,372

Interest reserve (Note 8)	1,750	1,750

Fair funds, legally restricted for distribution	1,236	1,236

Total restricted cash	$6,046	$5,358

Index
PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2020 and 2019
(Unaudited)

5)	Other Assets

The Company’s other assets as of September 30, 2020, with comparative information as of June 30, 2020, are as follows ($ in thousands) (unaudited):

	September 30, 2020	June 30, 2020

Insurance claim receivable	$1,900	$1,900

Escrow receivables (1)	1,000	1,500

Settlement installment receivables, net	381	575

Other	399	208

Total other assets	$3,680	$4,183

(1) Escrow holdbacks relating to one and two  single-family homes that were sold at September 30, 2020 and June 30, 2020, respectively; amounts to be released upon completion of repairs and construction (see Note 13).

The allowance for uncollectible settlement installment receivables was approximately $104,000 and $40,000 at September 30, 2020 and June 30, 2020, respectively.

The Trust entered into a resolution agreement with the United States Department of Justice which provided that the Trust would receive the assets forfeited by, among others, Robert and Jeri Shapiro. The agreement provides for the release of specified forfeited assets by the United States Department of Justice to the Trust, and for the Trust to liquidate those assets and distribute the net sale proceeds to “Qualifying Victims,” which include the vast majority of Trust beneficiaries (specifically, all former holders of Class 3 and 5 claims and their permitted assigns), but do not include former holders of Class 4 claims.  The Bankruptcy Court approved this settlement on September 17, 2020 and the District Court approved the settlement on October 1, 2020.

Index
PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2020 and 2019
(Unaudited)

6)	Accrued Liquidation Costs

The following is a summary of the items included in accrued liquidation costs as of September 30, 2020, with comparative information as of June 30, 2020 ($ in thousands) (unaudited):

	September 30, 2020	June 30, 2020
Development costs:
Construction costs	$48,380	$67,204
Construction warranty	2,870	2,870
Indirect costs	1,257	1,407
Bond refunds	(1,518)	(1,562)
Total development costs	50,989	69,919

Holding costs:
Property tax	5,450	5,918
Insurance	2,050	2,125
Maintenance, utilities and other	1,207	1,518
Total holding costs	8,707	9,561

General and administrative costs:
Legal and other professional fees	14,942	17,588
Payroll and payroll related	12,425	13,425
State, local and other taxes	2,098	2,118
Board fees and expenses	1,493	1,725
Marketing	755	765
Other	2,210	2,350
Total general and administrative costs	33,923	37,971

Total accrued liquidation costs	$93,619	$117,451

Index
PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2020 and 2019
(Unaudited)

7)	Net Change In Assets and Liabilities

The following provides details of the change in the carrying value of assets and liabilities, net during the three months ended September 30, 2020 ($ in thousands) (unaudited):

	Cash Activities	Remeasure- ment	Total

Real estate assets held for sale, net	$(33,492)	$(11,917)	$(45,409)

Cash and cash equivalents	26,341	-	26,341

Restricted cash	688	-	688

Other assets	(588)	85	(503)

Total assets	$(7,051)	$(11,832)	$(18,883)

Accounts payable and accrued liabilities	$(496)	$362	$(134)

Accrued liquidation costs	(12,689)	(11,143)	(23,832)

Total liabilities	$(13,185)	$(10,781)	$(23,966)

Change in carrying value of assets and liabilities, net	$6,134	$(1,051)	$5,083

The following provides details of the distributions declared, net during the three months ended September 30, 2020 ($ in thousands) (unaudited):

Distributions (declared)	$(29,969)
Distributions reversed	92
Distributions (declared) reversed, net	$(29,877)

Index
PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2020 and 2019
(Unaudited)

The following provides details of the change in the carrying value of assets and liabilities, net during the three months ended September 30, 2019 ($ in thousands) (unaudited):

	Cash Activities	Remeasure- ment	Total

Real estate assets held for sale, net	$(19,228)	$55	$(19,173)

Cash and cash equivalents	2,074	-	2,074

Restricted cash	(121)	-	(121)

Other assets	(428)	606	178

Total assets	$(17,703)	$661	$(17,042)

Accounts payable and accrued liabilities	$-	$104	$104

Accrued liquidation costs	(20,970)	249	(20,721)

Total liabilities	$(20,970)	$353	$(20,617)

Change in carrying value of assets and liabilities, net	$3,267	$308	$3,575

The following provides details of the distributions reversed during the three months ended September 30, 2019 ($ in thousands) (unaudited):

Distributions (declared)	$-
Distributions reversed	36
Distributions (declared) reversed, net	$36

Index
PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2020 and 2019
(Unaudited)

8)	Credit Agreements

Revolving Line of Credit

On June 19, 2020, two wholly-owned subsidiaries of the Wind-Down Entity entered into a $25,000,000 revolving line of credit (LOC) with a financial institution. The LOC may be increased to up to $30,000,000 with the pledge of one or more additional properties and lender approval. The LOC matures on June 19, 2022 but may be extended for one additional year thereafter. The LOC required the borrowers to establish an interest reserve of $1,750,000 (Note 4), which is to be used to pay the potential monthly interest payments. Outstanding borrowings bear interest at a fixed rate of 3.50% per annum. Indebtedness under the LOC is secured by a deed of trust on one property, the personal property associated therewith and the interest reserve. The Wind-Down Entity is the guarantor of the LOC. The Company is required to keep a cash balance of $20,000,000 on deposit with the lender in order to avoid a non-compliance fee of 2% of the shortfall in the required deposit and is required to comply with various covenants. As of September 30, 2020, the Company was in compliance with the financial covenants of the LOC.

No amounts were outstanding under the LOC as of September 30, 2020 or June 30, 2020.

PPP Loan

On April 20, 2020, the Wind-Down Entity obtained unsecured credit in the form of a loan under the federal government’s Paycheck Protection Program (PPP) in the amount of $324,700. The loan bears interest at a rate of 1.00% per annum.  The loan matures on April 20, 2022. The Wind-Down Entity may apply for forgiveness of the amount due on the loan in an amount equal to the sum of the qualifying costs incurred by the Wind-Down Entity during the 8 or 24-week period beginning on the date of first disbursement of the loan (April 20, 2020). No payments are due on the loan until the date on which the amount of forgiveness is determined (Deferment Period).  Beginning on the tenth day of the first month after the expiration of the Deferment Period, the then outstanding balance of the loan must be repaid in equal monthly payments of principal and interest, to be fully amortized over the remaining term of the loan.

The Company expects to have 100% of the loan balance forgiven and therefore no amounts are accrued under the liquidation basis of accounting as of September 30, 2020.

Index
PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2020 and 2019
(Unaudited)

9)	Beneficial Interests

The following table summarizes the Liquidation Trust Interests (rounded) for the three months ended September 30, 2020 and 2019 (unaudited):

	For the Three Months Ended September 30,
	2020		2019
Liquidation Trust Interests	Class A	Class B	Class A	Class B

Outstanding at beginning of period	11,518,232	675,558	11,433,623	655,261

Allowed claims	3,319	1,133	22,062	548

5% enhancement for certain allowed claims	166	56	433	5

Settlement of claims by reducing Liquidation Trust Interests	(2,267)	(435)	(1,392)	(389)

Outstanding at end of period	11,519,450	676,312	11,454,726	655,425

Index
PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2020 and 2019
(Unaudited)

At the Plan Effective Date, certain claims were disputed. As those disputed claims are resolved, additional Class A and (if applicable) Class B Interests are issued on account of allowed claims. No Class A or Class B Interests are issued on account of disallowed claims. The following table summarizes the Trust’s unresolved claims against the Debtors as they relate to Liquidation Trust Interests (rounded) for the three months ended September 30, 2020 and 2019 (unaudited):

	For the Three Months Ended September 30,
	2020		2019
Liquidation Trust Interests	Class A	Class B	Class A	Class B

Reserved for unresolved claims at beginning of period	193,559	7,118	482,734	34,697

Allowed claims	(3,319)	(1,133)	(22,062)	(548)

5% enhancement for certain allowed claims	(16)	-	-	-

Disallowed claims	(7,115)	(342)	(10,054)	(2,202)

Reserved for unresolved claims at end of period	183,109	5,643	450,618	31,947

10)	Distributions

The Plan provides for a distribution waterfall that specifies the priority and manner of distribution of available cash. Distributions are to be made (a) to the Class A Interests until they have received distributions of $75.00 per Class A Interest; thereafter (b) to the Class B Interests until they have received distributions of $75.00 per Class B Interest; thereafter (c) to each Liquidation Trust Interest (whether a Class A or Class B Interest) until the aggregate of all distributions made pursuant to this clause equals an amount equivalent to interest, at a per annum fixed rate of 10%, compounded annually, accrued on the aggregate principal amount of all Net Note Claims, Allowed General Unsecured Claims and Net Unit Claims, all as defined, treating each distribution pursuant to (a) and (b) above as reductions of such principal amount; and thereafter (d) to the holders of Allowed Subordinated Claims, as defined, until such claims are paid in full, including interest, at a per annum fixed rate of 10% or such higher rate as may be agreed to, as provided for in the Plan, compounded annually, accrued on the principal amount of each Allowed Subordinated Claim, as defined.

On July 13, 2020, a distribution in the amount of approximately $29,934,000 was declared which represented $2.56 per Class A Interest. The distribution included (i) a cash distribution on account of then-allowed claims in the amount of approximately $29,201,000, which was paid on July 16, 2020 and (ii) a deposit of approximately $733,000 into a restricted cash account, which was made on August 25, 2020, for amounts (a) payable for Class A Interests that may be issued in the future upon the allowance of unresolved claims; (b) in respect to recently allowed claims; (c) to holders of Class A Interests who failed to cash distribution checks mailed in respect of prior distributions; (d) that were withheld due to pending avoidance actions; and (e) in respect of which the Trust is waiting for further beneficiary information.

During the three months ended September 30, 2020 and 2019, distributions of approximately $495,000 and $85,000, respectively, were paid from the restricted cash account to holders of Class A Interests as (a) claims were resolved, (b) claims were recently allowed, (c) addresses for holders of uncashed distribution checks were obtained, (d) pending avoidance actions were resolved and (e) further beneficiary information was received.

During the three months ended September 30, 2020 and 2019, as a result of claims being disallowed approximately $749,000 and $0, respectively, were released from the restricted cash account and distributions payable were reduced by the same amount.

During the three months ended September 30, 2020 and 2019, approximately $37,000 and $0, respectively, were received from the Company’s transfer agent and others relating to distribution checks that were returned or not cashed. These amounts were deposited into the restricted cash account and distributions payable were increased by the same amount.

Index
PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2020 and 2019
(Unaudited)

11)	Related Party Transactions

Terry Goebel, a member of the Trust Supervisory Board, is president and a principal owner of G3 Group LA, a construction firm specializing in the development of high-end luxury residences. G3 Group LA is owned by Terry Goebel and his son Kelly Goebel.  As of September 30, 2020, the Company was under contract with G3 Group LA for the development of one single-family home in Los Angeles, California. One additional construction contract was assumed by the buyer of a single-family home in November 2019. As of September 30, 2020 and June 30, 2020, the remaining amounts payable under these contracts were approximately $9,500,000 and $8,133,000, respectively. During the three months September 30, 2020 and 2019, approximately $2,234,000 and $4,231,000, respectively, were paid by the Company to G3 Group LA related to these contracts.

The liquidation trustee of the Trust is entitled to receive 5% of the total gross amount recovered by the Trust from the pursuit of Trust claims and Causes of Action.  During the three months ended September 30, 2020 and 2019, approximately $360,000 and $191,000 was accrued as amounts due to the liquidation trustee, respectively.  As of September 30, 2020 and June 30, 2020, approximately $479,000 and $119,000, respectively, was payable to the liquidation trustee. These amounts are included in accounts payable and accrued liabilities in the accompanying consolidated statements of net assets in liquidation. During the three months ended September 30, 2020 and 2019, no amounts were paid to the liquidation trustee.

In November 2019, the Trust entered into an arrangement with Akerman LLP, a law firm based in Miami, Florida of which the liquidation trustee is a partner, for the provision, at the option of the Trust on an as-needed basis, of e-discovery and related litigation support services in connection with the Trust’s prosecution of the Causes of Action. Under the arrangement, the Trust is charged for the services at scheduled rates per task which, depending on specific task, include flat rates, rates based on volume of data processed, rates based on the number of data users, the hourly rates of Akerman LLP personnel, or other rates. During the three months ended September 30, 2020, approximately $104,000 was paid related to these services and there are no outstanding payables as of September 30, 2020.

The executive officers of the Wind-Down Entity are entitled to a discretionary bonus based on the Wind-Down Entity achieving certain specified cumulative amounts of distributions to the Trust. Based on the carrying amounts of the net assets in liquidation included in the accompanying consolidated statements of net assets in liquidation, approximately $3,840,000 were accrued as of September 30, 2020 and June 30, 2020 as the estimated amount of the bonus (including associated payroll taxes). This amount is included in the payroll and payroll related costs portion of accrued liquidation costs in the accompanying consolidated statement of net assets in liquidation. During the three months ended September 30, 2020 and 2019, no amounts were paid related to the bonuses.

12)	Commitments and Contingencies

As of September 30, 2020, the Company had construction contracts under which approximately $25,100,000 was unpaid.

The Company has a lease for its office space that expires on August 31, 2021. The Company has one three-month option to extend the lease. The amount of rent paid, including common area maintenance and parking charges, during the three months ended September 30, 2020 and 2019 was approximately $68,000 and $67,000, respectively.

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
For the Three Months Ended September 30, 2020 and 2019
(Unaudited)

13)	Subsequent Events

The Company evaluates subsequent events up until the date the unaudited consolidated financial statements are issued.

On October 16, 2020, a distribution in the amount of approximately $29,957,000 was declared which represented $2.56 per Class A Interest. The distribution included (i) a cash distribution on account of then-allowed claims in the amount of approximately $29,204,000, which was paid on November 6, 2020 and (ii) a deposit of approximately $753,000 into a restricted cash account, which was made on November 3, 2020, for amounts (a) payable for Class A Interests that may be issued in the future upon the allowance of unresolved claims; (b) in respect to recently allowed claims; (c) to holders of Class A Interests who failed to cash distribution checks mailed in respect of prior distributions; (d) that were withheld due to pending avoidance actions; and (e) in respect of which the Trust is waiting for further beneficiary information.

The following table summarizes the Liquidation Trust Interests during the period from September 30, 2020 through November 13, 2020 (audited):

Liquidation Trust Interests	Class A	Class B

Outstanding at September 30, 2020	11,519,450	676,312

Allowed during the period	-	-

Settlement of claims by reducing Liquidation Trust Interests	(3,792)	-

Outstanding at November 13, 2020	11,515,658	676,312

Index
PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2020 and 2019
(Unaudited)

The following table summarizes unresolved claims against the Debtors as they relate to Liquidation Trust Interests (rounded) during the period from September 30, 2020 through November 13, 2020 (unaudited):

Liquidation Trust Interests	Class A	Class B

Outstanding at September 30, 2020	183,109	5,643

Allowed during the period	-	-

Disallowed during the period	(909)	-

Outstanding at November 13, 2020	182,200	5,643

During the period from October 1, 2020 through November 13, 2020, distributions of approximately $6,000 were paid from the restricted cash account.

During the period from October 1, 2020 through November 13, 2020, as a result of claims being disallowed or settled, approximately $42,000 was released from the restricted cash account and distributions payable were reduced by the same amount.

During the period from October 1, 2020 through November 13, 2020, approximately $102,000 was received from the Company’s transfer agent relating to distribution checks that were returned or not cashed.  These amounts were deposited into the restricted cash account and distributions payable were increased by the same amount.

During the period from October 1, 2020 through November 13, 2020, the Trust recorded approximately $259,000 from the settlement of Causes of Action. The Company recorded approximately $13,000 as the amount due to the liquidation trustee on account of such settlement.

During the period from October 1, 2020 through November 13, 2020, the Company sold two lots and one other property and realized net proceeds of approximately $3,680,000.

On October 27, 2020, the Company received approximately $764,000 from the escrow holdback relating to a sold single-family home. The Company also reduced construction costs payable for approximately $236,000 as these obligations were assumed by the buyer.

Index
PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements of Woodbridge Liquidation Trust and the related notes thereto. The Trust, the Remaining Debtors, the Wind-Down Entity and the Wind-Down Subsidiaries, as used herein, are defined in Note 1 to the consolidated financial statements and are collectively referred to herein as the Company.

Forward-Looking Statements

Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements. Those statements include, without limitation, financial guidance, and projections and statements with respect to expectation of future financial condition, changes in net assets in liquidation, cash flows, plans, targets, goals, objectives and performance of the Trust. Such forward-looking statements also include statements that are preceded by, followed by, or that include the words “believes”, “estimates”, “plans”, “expects”, “intends”, “is anticipated”, “will continue”, “project”, “outlook”,  “evaluate”,  “may”, “could”, “would”, “should” and similar expressions, and all other statements that are not historical facts. All such forward-looking statements are based on the Trust’s current expectations and involve risks and uncertainties which may cause actual results to differ materially from those set forth in such statements. Such risks and uncertainties include the amount of sales proceeds, timing of sales of real estate assets, timing and amount of funds needed to complete construction of single-family homes, amount of general and administrative costs, the number and amount of successful litigations and/or settlements and the ability to recover thereon, the amount of funding required to continue litigations, the continuing impact of the COVID-19 pandemic, interest rates, adverse weather conditions in the regions in which properties to be sold are located, economic and political conditions, changes in tax and other governmental rules and regulations applicable to the Trust and its subsidiaries and other risks and uncertainties identified in Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K, or contained in any of the Trust’s subsequent filings with the SEC including in Part II. Other Information Item 1A. Risk Factors of this Form 10-Q. These risks and uncertainties are beyond the ability of the Trust to control, and in many cases, the Trust cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

In connection with the “safe harbor” provisions of the Securities Act of 1933 and the Exchange Act, the Trust has identified and is disclosing important factors, risks and uncertainties that could cause its actual results to differ materially from those projected in forward-looking statements made by the Trust, or on the Trust’s behalf. (See “Part II. Other Information, Item 1A. Risk Factors” of this Form 10-Q.) These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of the Trust’s subsequent filings with the SEC. Because of these factors, risks and uncertainties, the Trust cautions against placing undue reliance on forward-looking statements. Although the Trust believes that the assumptions underlying forward-looking statements are currently reasonable, any of the assumptions could be incorrect or incomplete, and there can be no assurance that forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date on which they are made. Except as may be required by law, the Trust does not undertake any obligations to modify, update or revise any forward-looking statement to take into account or otherwise reflect subsequent events, corrections in or revisions of underlying assumptions, or changes in circumstances arising after the date that the forward-looking statement was made.

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

As of September 30, 2020, the number of Liquidation Trust Interests outstanding in each class is as follows:

Class of Interest	Number Outstanding

Class A Liquidation Trust Interests	11,519,450

Class B Liquidation Trust Interests	676,312

For each of the classes of Liquidation Trust Interests, the number of Liquidation Trust Interests outstanding will increase to the extent that the disputed claims become allowed claims.

On December 24, 2019, the Trust’s Registration Statement on Form 10 became effective under the Exchange Act. The trading symbol for the Trust’s Class A Interests  is WBQNL. The Trust’s Class A Interests are quoted on OTC Link ATS, the SEC-registered alternative trading system. The Class A Interests are eligible for the Depository Trust Company’s DRS services.

Since the Plan Effective Date through September 30, 2020, the Wind-Down Subsidiaries have disposed of approximately 126 properties for aggregate net sales proceeds of approximately $314.79 million. During the period from October 1, 2020 through November 13, 2020, the Wind-Down Subsidiaries sold two lots and realized net proceeds of approximately $3.68 million. There can be no assurance that the amount of net sales proceeds that the Company will receive in the future will be consistent with the amount received from the Plan Effective Date through September 30, 2020 or during the period from October 1, 2020 through November 13, 2020. During the three months ended September 30, 2020 and 2019, the Company completed construction of zero and three single-family homes, respectively. During the three months ended September 30, 2020, the Company sold one single-family home that was under construction. The buyer assumed the remaining obligations to complete the construction of the property. The Company expects to complete the liquidation of its assets during the fiscal year ending June 30, 2023.

Discussion of the Company’s Operations

Three months ended September 30, 2020

Consolidated Statement of Changes in Net Assets in Liquidation
For the three months ended September 30, 2020
($ in thousands)

Net assets in liquidation, as of June 30, 2020	$264,517
Change in assets and liabilities:
Change in carrying value of assets and liabilities, net	5,083
Distributions (declared) reversed, net	(29,877)
Net change in assets and liabilities	(24,794)
Net assets in liquidation, as of September 30, 2020	$239,723

Index
PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net assets in liquidation decreased approximately $24.79 million during the three-month period ended September 30, 2020. This decrease was due to an increase in the carrying value of assets and liabilities, net of approximately $5.08 million and distributions declared, net of approximately $29.88 million. The components of the approximately $5.08 million net change in the carrying value of assets and liabilities are as follows ($ in thousands):

Settlement recoveries recognized, net	$6,195
Carrying value in excess of sales proceeds	(263)
Remeasurement of assets and liabilities, net	(883)
Other	34
Change in carrying value of assets and liabilities, net	$5,083

During the three months ended September 30, 2020, the Company:

-	Declared a distribution of $2.56 per Class A Liquidation Trust Interest, which totaled approximately $29.93 million.

-
Sold four single-family homes and nine other properties for net proceeds of approximately $33.49 million. One of the single-family homes was under construction and the buyer assumed the remaining obligations to complete the construction of the property of approximately $11.25 million,

-	Signed agreements to settle Causes of Action for payment to the Trust of approximately $6.58 million.

-	Paid construction costs of approximately $7.84 million relating to single-family homes under development.

-	Paid holding costs of approximately $1.10 million.

-
Paid general and administrative costs of approximately $1.92 million, including approximately $0.09 million of board member fees and expenses, approximately $1.21 million of payroll and other general and administrative costs and approximately $0.62 million of post Plan Effective Date professional fees.

For the three months ended September 30, 2019

Consolidated Statement of Changes in Net Assets in Liquidation
For the three months ended September 30, 2019
($ in thousands)

Net assets in liquidation, as of June 30, 2019	$329,971
Change in assets and liabilities:
Change in carrying value of assets and liabilities, net	3,575
Distributions (declared) reversed, net	36
Net change in assets and liabilities	3,611
Net assets in liquidation, as of September 30, 2019	$333,582

Net assets in liquidation increased approximately $3.61 million during the three months ended September 30, 2019. This increase was due to changes in the carrying value of assets and liabilities, net of approximately $3.57 million and distributions that were reversed for disallowed claims of approximately $0.04 million. The components of the approximately $3.57 million net change in the carrying value of assets and liabilities, net are as follows ($ in thousands):

Index
PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Settlement recoveries recognized, net	$2,071
Sales proceeds in excess of carrying value	1,720
Other	(180)
Change in carrying value of assets and liabilities, net	$3,611

During the three months ended September 30, 2019, the Company:

-	Sold four single-family homes, ten lots, one other property and settled two secured loans for net proceeds of approximately $20.96 million.

-	Paid construction costs of approximately $14.09 million relating to single-family homes under development.

Signed agreements to settle Causes of Action of approximately $2.18 million.

-	Paid holding costs of approximately $1.42 million.

-
Paid general and administrative costs of approximately $5.53 million, including approximately $.28 million of board member fees and expenses, approximately $1.39 million of payroll and other general and administrative costs and approximately $3.85 million of post Plan Effective Date professional fees.

Liquidity and Capital Resources

Liquidity

The Company’s primary sources for meeting its capital requirements are its cash, availability under the LOC,  proceeds from the sale of its real estate assets and recoveries from Causes of Action. The Company’s primary uses of funds are and will continue to be for distributions, development costs, holding costs and general and administrative costs, all of which the Company expects to be able to adequately fund over the next 12 months from its primary sources of capital.

Capital Resources

In addition to consolidated cash and cash equivalents at September 30, 2020 of approximately $89.27 million (of which approximately $6.05 million is restricted), the capital resources available to the Company and its uses of liquidity are as follows:

Revolving Line of Credit

On June 19, 2020, two wholly-owned subsidiaries of the Wind-Down Entity entered into a $25,000,000 revolving LOC. The LOC may be increased to up to $30,000,000 with the pledge of one or more additional properties and lender approval. The LOC matures on June 19, 2022, but may be extended for one additional year thereafter. The LOC required the borrowers to establish an interest reserve of $1,750,000, which is to be used to pay the potential monthly interest payments. Outstanding borrowings bear interest at a fixed rate of 3.50% per annum. Indebtedness under the LOC is secured by a deed of trust on one property, the personal property associated therewith and the interest reserve. The Wind-Down Entity is the guarantor of the LOC. The Company is required to keep a cash balance of  $20,000,000 on deposit with the lender in order to avoid a non-compliance fee of 2% of the shortfall in the required deposit and is required to comply with various covenants.

No amounts were outstanding under the LOC as of September 30, 2020 and November 13, 2020.

Sales of Real Estate Assets

The Wind-Down Entity and the Wind-Down Subsidiaries are in the process of developing, marketing and selling their real estate assets, all of which are held for sale, with the exception of seven single-family homes which were under development as of September 30, 2020. There can be no assurance as to the amount of net proceeds that the Company will receive from the sale of real estate assets or when the net sales proceeds will be received. The net proceeds for the three months ended September 30, 2020 may not be indicative of future net proceeds, which may be significantly lower. In addition, it may take longer to sell the properties than the Company has estimated.

Index
PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Recoveries

During the three months ended September 30, 2020, the Company recognized approximately $6.58 million from the settlement of Causes of Action. There can be no assurance that the amounts the Company recovers from settling Causes of Action, fair funds recoveries and forfeited assets recoveries in the future will be consistent with the amount recovered during the three months ended September 30, 2020.

Uses of Liquidity

The primary uses of the Company’s liquidity are to pay (a) distributions payable, (b) development costs, (c) holding costs, and (d) general and administrative costs. As of September 30, 2020, the Company’s total liabilities were approximately $97.16 million. The total liabilities recorded as of September 30, 2020 may not be indicative of the costs paid in future periods, which may be significantly higher.

Given current cash and cash equivalent balances, projected sales of real estate assets, availability under the LOC, Causes of Action recoveries, distributions declared and expected cash needs, the Company does not expect a deficiency in liquidity in the next 12 months. Due to the uncertain nature of future net sales proceeds, recoveries and costs to be incurred, it is not possible to be certain that the current liquidity will be adequate to cover all future financial needs of the Company.  Creating contingent obligation agreements and/or seeking methods to reduce professional costs, including legal fees, and administrative costs are strategies that could be undertaken to address liquidity issues should they arise. These strategies could impact the Company’s ability to maximize recoveries from the settlement of Causes of Action.

Distributions

Distributions will be made at the sole discretion of the Liquidation Trustee in accordance with the provisions of the Plan and the Trust Agreement. As of November 13, 2020, the Liquidation Trustee has declared five distributions to the Class A Interestholders. The distributions are paid on account of the then-allowed claims and a deposit is made into a restricted cash account for amounts (a) payable for Class A Interests that may be issued in the future upon the allowance of unresolved claims, (b) claims that are recently resolved, (c) to holders of Class A Interests who failed to cash distribution checks mailed in respect of prior distributions, (d) that were withheld due to pending avoidance actions and (e) in respect of which the Trust is waiting for further beneficiary information.

Index
PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following tables summarize the distributions declared, distributions paid and the activity in the restricted cash account for the periods from February 15, 2019 (inception) through September 30, 2020 and from February 15, 2019 through November 13, 2020:

			During the Period from February 15, 2019 (inception) through September 30, 2020 ($ in Millions)			During the Period from February 15, 2019 (inception) through November 13, 2020 ($ in Millions)
	Date Declared	$ per Class A Interest	Total Declared	Paid	Restricted Cash Account	Total Declared	Paid	Restricted Cash Account

Distributions Declared
First	3/15/2019	$3.75	$44.70	$42.32	$2.38	$44.70	$42.32	2.38
Second	1/2/2020	4.50	53.43	51.19	2.24	53.43	51.19	2.24
Third	3/31/2020	2.12	25.00	24.19	0.81	25.00	24.19	0.81
Fourth	7/13/2020	2.56	29.97	29.24	0.73	29.97	29.24	0.73
Fifth	10/16/2020	2.56	-	-	-	29.95	29.20	0.75
Subtotal		$15.49	$153.10	$146.94	$6.16	$183.05	$176.14	$6.91

Distributions Reversed
Disallowed					(1.75)			(2.04)
Returned					0.27			0.37
Subtotal					(1.48)			(1.67)

Distributions Paid from Reserve Account					(1.62)			(1.62)

Distributions Payable, Net				as of 9/30/2020:	$3.06		as of 11/13/2020:	$3.62

(a)  As a result of claims being disallowed.
(b)  Distribution checks returned or not cashed.
(c)  Paid as claims are allowed or resolved.

The liquidation trustee will continue to assess the adequacy of funds held and expects to make additional cash distributions on account of Class A Interests, but does not currently know the timing or amount of any such distribution(s).

Contractual Obligations

As of September 30, 2020, the Company has contractual commitments related to construction contracts totaling approximately $25.10 million. The Company expects to complete the construction of these single-family homes during the fiscal year ending June 30, 2022. The Company has an office lease that expires in August 2021. The Company expects that it will continue to lease office space until the liquidation process is completed.

Off-Balance Sheet Arrangements

As of September 30, 2020, the Company did not have any off-balance sheet arrangements, other than those disclosed under “Contractual Obligations” above, that have or are reasonably likely to have a material effect on its consolidated financial statements, liquidity or capital resources.

Quantitative Disclosures about Market Risk

As of September 30, 2020, the Company does not have any market risk exposure as defined by Securities and Exchange Commission Regulation 229.305.

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

Index
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings (Continued)

On June 16, 2020, the Trust reached a confidential settlement with Balcomb & Green, P.C. and Lawrence R. Green.  On July 6, 2020, these defendants filed a motion seeking the Court’s determination that the settlement was made in good faith under a California statute (Civil Procedure Code section 877.6) that permits settling defendants to seek a good faith settlement finding in order to bar any other defendant from seeking contribution or indemnity.  The motion was unopposed, and the Court entered an order granting it on August 12, 2020.

On October 28, 2020, the Trust filed a federal lawsuit against four defendants that prevailed on the motions to quash service of summons in the California state court action (Rome McGuigan, P.C.; Brian Courtney; Bailey Cavalieri LLC; and Thomas Geyer), as well as a fifth defendant (Ivan Acevedo), and certain “Doe” defendants.”  The case is styled Goldberg v. Rome McGuigan, P.C., et al., Case No. 2:20-cv-09958-JFW-SK (C.D. Cal.).  The complaint contains counts for (i) violations of section10(b) of the Exchange Act and Rule 10b-5; (i) aiding and abetting fraud; (iii) aiding and abetting breach of fiduciary duty; (iv) negligent misrepresentation; (v) professional negligence; (vi) aiding and abetting conversion; (vii) actual fraudulent transfer; and (viii) constructive fraudulent transfer.  The conduct challenged in the complaint includes certain of the same conduct challenged in the California state court action, and a footnote in the complaint explains:  “Plaintiff filed an action in Los Angeles Superior Court against [four of these defendants] raising some of the claims asserted in this action.  Those defendants filed a motion to quash service, alleging that the court did not have personal jurisdiction.  The Court granted those motions, and Plaintiff appealed.  Plaintiff brings this action to preserve his rights and ensure that his claims against [the defendants] are adjudicated on the merits.  Should the state court appeal be successful, resulting in two cases being simultaneously litigated on the merits in two forums, [plaintiff] will consider dismissing this action and litigating the case in state court.”

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

Index
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings (Continued)

On August 26, 2020, the putative class filed a First Amended Consolidated Class Action Complaint, which asserted claims for aiding and abetting fraud (Count 1), aiding and abetting breach of fiduciary duty (Count 2), and violations of California’s unfair competition law (Count 3).  Comerica answered the First Amended Consolidated Class Action Complaint on September 16, 2020.

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

The Trust has filed approximately 490 legal actions of this nature, many of which have been resolved, resulting in recoveries by or judgments in favor of the Trust.  As of October 31, 2020, approximately 268 of these legal actions were pending, 122 of which are in default status and for each of which the Trust is seeking a default judgment.  Since inception and as of October 31, 2020, the Trust has obtained judgments of approximately $5.91 million and has entered into settlements in over 200 legal actions and with respect to another over 150 potential avoidance claims for which litigation was not filed, resulting in an aggregate of approximately $12.39 million of cash payments made or due to the Trust and approximately $8.99 million in reductions of claims against the Trust.

Index
PART II. OTHER INFORMATION
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

•
Criminal Proceeding and Forfeiture.  In connection with the United States’ criminal case against Robert Shapiro (Case No. No. 19-20178-CR-ALTONAGA (S.D. Fla. 2019)), Shapiro agreed to the forfeiture of certain assets.  The Trust filed a petition in the Florida court to claim the forfeited assets as property of the Debtors’ estates, and therefore as property that had vested in the Trust pursuant to the Plan.  The Trust has entered into an agreement with the United States Department of Justice to resolve its claim.  The agreement was approved by the Bankruptcy Court on September 17, 2020 and was approved by the United States District Court on October 1, 2020.  Among other things, the agreement provides for the release of specified forfeited assets by the United States to the Trust, and for the Trust to liquidate those assets and distribute the net sale proceeds to Qualifying Victims, which include the vast majority of Trust beneficiaries—specifically, all former holders of Class 3 and 5 claims and their permitted assigns—but do not include former holders of Class 4 claims.

Wind-Down Group Litigation. The Wind-Down Group owns a portfolio of real estate assets, which includes secured loans and other properties.  As part of its recovery efforts, the Wind-Down Group, through its subsidiaries, is involved in ordinary routine litigation incidental to such assets.

Index
PART II. OTHER INFORMATION

Item 1A.	Risk Factors

Please see the applicable risks in Item 1A of our Annual Report on Form 10-K filed with the SEC on September 28, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In accordance with the Plan, all Liquidation Trust Interests have been issued without registration under the Securities Act.  The Liquidation Trust Interests have been issued only to holders of allowed claims in Class 3, Class 4, and Class 5 entirely in exchange for such claims.  See “Item 1.  Business - D. Plan Provisions Regarding the Company - 2. Treatment under the Plan of holders of claims against and equity interests in the Debtors” of this Annual Report.  As of September 30, 2020, the Trust has issued an aggregate of 11,519,450 Class A Liquidation Trust Interests  and an aggregate of 676,312 Class B Liquidation Trust Interests.  All Liquidation Trust Interests were issued on the Plan Effective Date or from time to time thereafter as soon as practicable as and when claims in Class 3, Class 4 or Class 5 have become allowed.

 During the three months ended September 30, 2020, the Trust issued the following Liquidation Trust Interests:

Date of Sale	Number of Class A Interests Sold	Number of Class B Interests Sold	Nature of the Transaction	Consideration Received

September 1, 2020	349.03	-	Allowance of claims	Allowance of claims

September 25, 2020	3,136.35	1,189.65	Allowance of claims	Allowance of claims

Total	3,485.38	1,189.65

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

Index
PART II. OTHER INFORMATION

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

10.4
First Amendment to Amended and Restated Employment Agreement dated September 24, 2020 between Woodbridge Wind-Down Entity LLC and Frederick Chin, incorporated herein by reference to the Form 10-K filed by the Trust on September 28, 2020.

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

10.7
First Amendment to Employment Agreement dated September 24, 2020 between Woodbridge Wind-Down Entity LLC and Marion W. Fong, incorporated herein by reference to the Form 10-K filed by the Trust on September 28, 2020.

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

Index
PART II. OTHER INFORMATION
Item 6.	Exhibits (Continued)

10.10
First Amendment to Employment Agreement dated September 24, 2020 between Woodbridge Wind-Down Entity LLC and David Mark Kemper, incorporated herein by reference to the Form 10-K filed by the Trust on September 28, 2020.

10.11
Indemnification Agreement dated November 12, 2019 between Woodbridge Wind-Down Entity LLC and David Mark Kemper, incorporated herein by reference to Amendment No. 1 to Registration Statement on Form 10 filed by the Trust on December 13, 2019.

10.12
Stipulation and Settlement Agreement between the United States and Woodbridge Liquidation Trust, as approved by order of the United States Bankruptcy Court for the District of Delaware entered September 17, 2020, incorporated herein by reference to the Form 10-K filed by the Trust on September 28, 2020.

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

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Woodbridge Liquidation Trust

Date: November 13, 2020	By:	/s/ Michael I. Goldberg

Michael I. Goldberg,
Liquidation Trustee