Form 10-Q
period 2020-12-31
Woodbridge Liquidation Trust
filed 2021-02-16
CIK 1785494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer,’’ ‘‘smaller reporting company’’ and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☒  No ☐

Woodbridge Liquidation Trust
Form 10-Q
December 31, 2020

Index
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

Woodbridge Liquidation Trust and Subsidiaries Consolidated Statements of Net Assets in Liquidation As of December 31, 2020 and June 30, 2020
(Unaudited, $ In Thousands)

	12/31/2020	6/30/2020

Assets
Real estate assets held for sale, net (Note 3):
Single-family homes	$152,045	$281,296
Other real estate assets	2,931	8,041
Subtotal	154,976	289,337

Cash and cash equivalents	126,596	86,073

Restricted cash (Note 4)	6,624	5,358

Other assets (Note 5)	2,635	4,183

Total assets	$290,831	$384,951

Liabilities
Accounts payable and accrued liabilities	$19	$615

Distributions payable	3,638	2,368

Accrued liquidation costs (Note 6)	76,698	117,451

Total liabilities	$80,355	$120,434

Commitments and Contingencies (Note 12)

Net Assets in Liquidation	$210,476	$264,517

See accompanying notes to unaudited consolidated financial statements.

Index
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

Woodbridge Liquidation Trust and Subsidiaries
Consolidated Statements of Changes in Net Assets in Liquidation For the Three and Six Months Ended December 31, 2020 and 2019
(Unaudited, $ in Thousands)

	Three Months Ended December 31, 2020	Three Months Ended December 31, 2019	Six Months Ended December 31, 2020	Six Months Ended December 31, 2019

Net Assets in Liquidation as of beginning of period	$239,723	$333,582	$264,517	$329,971

Change in assets and liabilities (Note 7):
Change in carrying value of assets and liabilities, net	472	960	5,555	4,535
Distributions (declared) reversed, net	(29,719)	41	(59,596)	77
Net change in assets and liabilities	(29,247)	1,001	(54,041)	4,612

Net Assets in Liquidation as of end of period	$210,476	$334,583	$210,476	$334,583

See accompanying notes to unaudited consolidated financial statements.

Index
PART I.	FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2020 and 2019
(Unaudited)

1)	Formation and Description of Business

Formation

Woodbridge Liquidation Trust (Trust) was established (i) for the purpose of collecting, administering, distributing and liquidating the Trust assets for the benefit of the Trust beneficiaries in accordance with the Liquidation Trust Agreement and the First Amended Joint Chapter 11 Plan of Liquidation of Woodbridge Group of Companies, LLC and its Affiliated Debtors dated August 22, 2018, as amended, modified, supplemented or restated from time to time, (Plan); (ii) to resolve disputed claims asserted against the Debtors, as defined in the Plan; (iii) to litigate and/or settle causes of action (Causes of Action); and (iv) to pay certain allowed claims and statutory fees, as required by the Plan. Woodbridge Group of Companies, LLC and its affiliated debtors are individually referred to herein as a Debtor and collectively as the Debtors. The Trust was formed on February 15, 2019 (Plan Effective Date) as a statutory trust under Delaware law.

On the Plan Effective Date, in accordance with the Plan, (a) the following assets automatically vested in the Trust: (i) an aggregate $5,000,000 in cash from the Debtors for the purpose of funding the Trust’s initial expenses of operation; (ii) certain claims and Causes of Action; (iii) all of the outstanding equity interests of the Wind-Down Entity (as defined below); and (iv) certain other non-real estate related assets, (b) the equity interests of Woodbridge Group of Companies, LLC and Woodbridge Mortgage Investment Fund 1, LLC (together, Remaining Debtors) were cancelled and new equity interests representing all of the newly issued and outstanding equity interests in the Remaining Debtors were issued to the Trust, (c) all of the other Debtors other than the Remaining Debtors were dissolved and (d) the real estate-related assets of the Debtors were automatically vested in the Trust’s wholly-owned subsidiary, Woodbridge Wind-Down Entity LLC (Wind-Down Entity) or one of the Wind-Down Entity’s 43 wholly-owned single member LLCs (Wind-Down Subsidiaries) formed to own the respective real estate assets. The Trust, the Remaining Debtors, the Wind-Down Entity and the Wind-Down Subsidiaries are collectively referred to herein as the Company.

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

Description of Business

The Trust is prosecuting various Causes of Action acquired by the Trust pursuant to the Plan and is resolving claims asserted against the Debtors. As of December 31, 2020, the Company is the plaintiff in several pending lawsuits. The Company is unable to estimate the amount of recovery, if any, related to these lawsuits. During the three and six months ended December 31, 2020 and 2019, the Company recorded approximately $585,000 and $1,483,000 and $7,165,000 and $3,666,000, respectively, from the settlement of Causes of Action. The Company has accrued an estimate of the amount of legal costs to be incurred to pursue these litigations, excluding contingent fees. As more fully discussed in Note 2, the Company’s consolidated financial statements do not include any estimate of future net recoveries from litigation and settlement, since the Company cannot reasonably estimate them.

As of December 31, 2020, the Wind-Down Subsidiaries own eight single-family homes, all except one are located in Los Angeles, California. One of the single-family homes is listed for sale. All of the other single-family homes are under construction. The Wind-Down Subsidiaries also own secured loans (performing and non-performing) and other properties located in other states.

Index
PART I.	FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2020 and 2019
(Unaudited)

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

The Trust’s expectations about the amount of any additional distributions and when they will be paid are subject to risks and uncertainties and are based on certain estimates and assumptions, one or more of which may prove to be incorrect.  Therefore, the actual amount of any additional distributions may differ materially, perhaps in adverse ways, from the Trust estimates. Furthermore, it is not possible to predict the timing of any additional distributions and any such distributions may not be made within the timing referenced in the consolidated financial statements.

No assurance can be given that total distributions will equal or exceed the estimate of net assets in liquidation presented in the consolidated statements of net assets in liquidation.

As a result of the COVID-19 outbreak, three of the Wind-Down Subsidiaries’ home construction sites were closed for about three months during the summer of 2020. One construction site was closed for about two weeks in late December 2020. The Company continues to observe health and safety guidelines, including allowing its employees to work remotely. The Company will continue to evaluate the impact of the COVID-19 outbreak on its activities, including the cost of construction, the timing of completion of the single-family homes that are under construction, the time needed to market and sell the single-family homes, and the price at which these single-family homes will be sold.

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
For the Three and Six Months Ended December 31, 2020 and 2019
(Unaudited)

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

Liquidation Basis of Accounting

Under the liquidation basis of accounting, all assets are recorded at their estimated net realizable value or liquidation value, which represents the estimated amount of net cash that will be received upon the disposition of the assets (on an undiscounted basis). The measurement of real estate assets held for sale is based on current contracts (if any), estimates and other indications of sales value, net of estimated selling costs. To determine the value of real estate assets held for sale, the Company considers the three traditional approaches to value (cost, income and sales comparison) commonly used by the real estate appraisal community. The applicability and relevancy of each valuation approach as applied may differ by asset. In most cases, the sales comparison approach was accorded the greatest weight. This approach compares a property to other properties with similar characteristics that have recently sold. To validate management’s estimate, the Company also considers opinions from qualified real estate professionals and local real estate brokers and, in some cases, obtained third party appraisals. The estimated selling costs range from 5.0% to 6.0% of the property sales price.

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

The Company has not recorded any amount for future recoveries from unsettled Causes of Action, Fair Funds or Forfeited Assets, as defined in Note 5(c), in the accompanying consolidated financial statements since they cannot be reasonably estimated. The amount recovered may be material to the Company’s net assets in liquidation.

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
For the Three and Six Months Ended December 31, 2020 and 2019
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

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2020 and 2019
(Unaudited)

Reclassifications

Certain amounts in the June 30, 2020 consolidated statement of net assets in liquidation have been reclassified to conform with the December 31, 2020 presentation.

3)	Real Estate Assets Held for Sale, Net

The Company’s real estate assets held for sale as of December 31, 2020, with comparative information as of June 30, 2020, are as follows ($ in thousands):

	December 31, 2020				June 30, 2020

	Number of Assets	Gross Value	Closing and Other Costs	Net Value	Number of Assets	Gross Value	Closing and Other Costs	Net Value

Single-family homes	8	$161,750	$(9,705)	$152,045	13	$298,368	$(17,072)	$281,296

Other real estate assets:
Lots	-	-	-	-	2	3,500	(193)	3,307
Secured loans	4	1,965	(86)	1,879	4	1,984	(86)	1,898
Other properties	2	1,107	(55)	1,052	13	3,018	(182)	2,836
Subtotal	6	3,072	(141)	2,931	19	8,502	(461)	8,041

Total	14	$164,822	$(9,846)	$154,976	32	$306,870	$(17,533)	$289,337

The single-family homes, except one, are located in the Los Angeles, California area. One of the single-family homes is listed for sale. All of the other single-family homes are under construction. The loans are secured by properties located primarily in the Midwest and Eastern United States. The other properties are located in the states of Hawaii and New York.

During the three months ended December 31, 2020, the Company sold one single-family home, two lots and two other properties for net proceeds of approximately $87,666,000. During the three months ended December 31, 2019, the Company sold four single-family homes, six lots and one other property and collected a principal paydown on one secured loan for net proceeds of approximately $82,967,000. During the six months ended December 31, 2020, the Company sold five single-family homes, two lots and eleven other properties for net proceeds of approximately $121,158,000. One of the single-family homes sold during the six months ended December 31, 2020 was under construction and the buyer assumed the remaining obligations to complete construction of approximately $11,253,000. During the six months ended December 31, 2019, the Company sold eight single-family homes, sixteen lots, two other properties, settled two secured loans and collected a principal paydown on one secured loan for net proceeds of approximately $103,929,000.

Index
PART I.	FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2020 and 2019
(Unaudited)

4)	Restricted Cash

The Company’s restricted cash as of December 31, 2020, with comparative information as of June 30, 2020, is as follows ($ in thousands):

	December 31, 2020	June 30, 2020

Distributions restricted by the Company related to unresolved claims, distributions for recently allowed claims, uncashed distribution checks, distributions withheld due to pending avoidance actions and distributions that the Trust is waiting for further beneficiary information	$3,638	$2,372

Interest reserve (Note 8)	1,750	1,750

Fair Funds, legally restricted for distribution	1,236	1,236

Total restricted cash	$6,624	$5,358

Index
PART I.	FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2020 and 2019
(Unaudited)

5)	Other Assets

The Company’s other assets as of December 31, 2020, with comparative information as of June 30, 2020, are as follows ($ in thousands):

	December 31, 2020	June 30, 2020

Insurance claim receivable	$1,900	$1,900

Escrow receivables (a)	-	1,500

Settlement installment receivables, net (b)	305	575

Other (c)	430	208

Total other assets	$2,635	$4,183

(a)   Escrow holdbacks relating to two single-family homes that were sold at June 30, 2020, respectively; amounts were released upon completion of repairs and construction.

(b)  The allowance for uncollectible settlement installment receivables was approximately $129,000 and $40,000 at December 31, 2020 and June 30, 2020, respectively.

(c)   The Trust entered into a resolution agreement with the United States Department of Justice which provided that the Trust would receive the assets forfeited (Forfeited Assets) by, among others, Robert and Jeri Shapiro. The agreement provides for the release of specified forfeited assets by the United States Department of Justice to the Trust, and for the Trust to liquidate those assets and distribute the net sale proceeds to “Qualifying Victims,” which include the vast majority of Trust beneficiaries (specifically, all former holders of Class 3 and 5 claims and their permitted assigns), but do not include former holders of Class 4 claims.  The Bankruptcy Court approved this settlement on September 17, 2020 and the District Court approved the settlement on October 1, 2020. The Trust is in the process of transferring the Forfeited Assets from the United States Department of Justice.  As of December 31, 2020, the Trust is in the process of transferring the Forfeited Assets.

Index
PART I.	FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2020 and 2019
(Unaudited)

6)	Accrued Liquidation Costs

The following is a summary of the items included in accrued liquidation costs as of December 31, 2020, with comparative information as of June 30, 2020 ($ in thousands):

	December 31, 2020	June 30, 2020
Development costs:
Construction costs	$39,173	$67,204
Construction warranty	2,870	2,870
Indirect costs	1,160	1,407
Bond refunds	(1,446)	(1,562)
Total development costs	41,757	69,919

Holding costs:
Property tax	2,492	5,918
Insurance	1,611	2,125
Maintenance, utilities and other	969	1,518
Total holding costs	5,072	9,561

General and administrative costs:
Legal and other professional fees	13,174	17,588
Payroll and payroll related	10,389	13,425
State, local and other taxes	2,186	1,725
Board fees and expenses	1,345	2,118
Marketing	717	765
Other	2,058	2,350
Total general and administrative costs	29,869	37,971

Total accrued liquidation costs	$76,698	$117,451

Index
PART I.	FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2020 and 2019
(Unaudited)

7)	Net Change In Assets and Liabilities

The following provides details of the change in the carrying value of assets and liabilities, net during the three months ended December 31, 2020 ($ in thousands):

	Cash Activities	Remeasure- ment	Total

Real estate assets held for sale, net	$(87,675)	$(1,277)	$(88,952)

Cash and cash equivalents	72,508	-	72,508

Restricted cash	578	-	578

Other assets	(1,293)	248	(1,045)

Total assets	$(15,882)	$(1,029)	$(16,911)

Accounts payable and accrued liabilities	$(493)	$31	$(462)

Accrued liquidation costs	(18,067)	1,146	(16,921)

Total liabilities	$(18,560)	$1,177	$(17,383)

Change in carrying value of assets and liabilities, net	$2,678	$(2,206)	$472
The following provides details of the distributions (declared) reversed, net during the three months ended December 31, 2020 ($ in thousands):

Distributions (declared)	$(29,957)
Distributions reversed	238
Distributions (declared) reversed, net	$(29,719)

Index
PART I.	FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2020 and 2019
(Unaudited)

The following provides details of the change in the carrying value of assets and liabilities, net during the three months ended December 31, 2019 ($ in thousands):

	Cash Activities	Remeasure- ment	Total

Real estate assets held for sale, net	$(82,967)	$(7,040)	$(90,007)

Cash and cash equivalents	61,843	-	61,843

Restricted cash	(358)	-	(358)

Other assets	(968)	1,950	982

Total assets	$(22,450)	$(5,090)	$(27,540)

Accounts payable and accrued liabilities	$(365)	$117	$(248)

Accrued liquidation costs	(25,839)	(2,413)	(28,252)

Total liabilities	$(26,204)	$(2,296)	$(28,500)

Change in carrying value of assets and liabilities, net	$3,754	$(2,794)	$960

The following provides details of the distributions (declared) reversed, net during the three months ended December 31, 2019 ($ in thousands):

Distributions (declared)	$-
Distributions reversed	41
Distributions (declared) reversed, net	$41

Index
PART I.	FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2020 and 2019
(Unaudited)

The following provides details of the change in the carrying value of assets and liabilities, net during the six months ended December 31, 2020 ($ in thousands):

	Cash Activities	Remeasure- ment	Total

Real estate assets held for sale, net	$(121,167)	$(13,194)	$(134,361)

Cash and cash equivalents	98,849	-	98,849

Restricted cash	1,266	-	1,266

Other assets	(1,877)	329	(1,548)

Total assets	$(22,929)	$(12,865)	$(35,794)

Accounts payable and accrued liabilities	$(989)	$393	$(596)

Accrued liquidation costs	(29,998)	(10,755)	(40,753)

Total liabilities	$(30,987)	$(10,362)	$(41,349)

Change in carrying value of assets and liabilities, net	$(8,058)	$(2,503)	$5,555

The following provides details of the distributions (declared) reversed, net during the six months ended December 31, 2020 ($ in thousands):

Distributions (declared)	$(59,927)
Distributions reversed	331
Distributions (declared) reversed, net	$(59,596)

Index
PART I.	FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2020 and 2019
(Unaudited)

The following provides details of the change in the carrying value of assets and liabilities, net during the six months ended December 31, 2019 ($ in thousands):

	Cash Activities	Remeasure- ment	Total

Real estate assets held for sale, net	$(103,929)	$(5,251)	$(109,180)

Cash and cash equivalents	63,832	-	63,832

Restricted cash	(394)	-	(394)

Other assets	(1,396)	2,556	1,160

Total assets	$(41,887)	$(2,695)	$(44,582)

Accounts payable and accrued liabilities	$(370)	$226	$(144)

Accrued liquidation costs	(46,231)	(2,742)	(48,973)

Total liabilities	$(46,601)	$(2,516)	$(49,117)

Change in carrying value of assets and liabilities, net	$4,714	$(179)	$4,535

The following provides details of the distributions (declared) reversed, net during the six months ended December 31, 2019 ($ in thousands):

Distributions (declared)	$-
Distributions reversed	77
Distributions (declared) reversed, net	$77

Index
PART I.	FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2020 and 2019
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

The property that was collateral for the LOC was sold in December 2020. The LOC agreement provides that the borrower has 60 days after the sale of the property that was collateral to add an additional borrower(s) and additional property(ies) as collateral. During the 60-day period, the available borrowings under the LOC were reduced to $100,000 (see Note 13).

As of December 31, 2020, the Company was in compliance with the financial covenants of the LOC. No amounts were outstanding under the LOC as of December 31, 2020 or June 30, 2020.

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

The Company expects to have 100% of the loan balance forgiven and therefore no amounts are accrued under the liquidation basis of accounting as of December 31, 2020 (see Note 13).

Index
PART I.	FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2020 and 2019
(Unaudited)

9)	Beneficial Interests

The following table summarizes the Liquidation Trust Interests (rounded) for the six months ended December 31, 2020 and 2019:

	For the Six Months Ended December 31,
	2020		2019
Liquidation Trust Interests	Class A	Class B	Class A	Class B

Outstanding at beginning of period	11,518,232	675,558	11,433,623	655,261

Allowed claims	7,388	1,133	84,855	21,334

5% enhancement for certain allowed claims	166	56	459	5

Settlement of claims by cancelling Liquidation Trust Interests	(9,742)	(435)	(2,663)	(761)

Outstanding at end of period	11,516,044	676,312	11,516,274	675,839

Index
PART I.	FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2020 and 2019
(Unaudited)

At the Plan Effective Date, certain claims were disputed. As those disputed claims are resolved, additional Class A and (if applicable) Class B Interests are issued on account of allowed claims. No Class A or Class B Interests are issued on account of disallowed claims. The following table summarizes the Trust’s unresolved claims against the Debtors as they relate to Liquidation Trust Interests (rounded) for the six months ended December 31, 2020 and 2019:

	For the Six Months Ended December 31,
	2020		2019
Liquidation Trust Interests	Class A	Class B	Class A	Class B

Outstanding at beginning of period	193,559	7,118	482,734	34,697

Allowed claims	(7,388)	(1,133)	(84,855)	(21,334)

5% enhancement for certain allowed claims	(16)	-	-	-

Disallowed claims	(18,682)	(974)	(41,688)	(5,406)

Outstanding at end of period	167,473	5,011	356,191	7,957

10)	Distributions

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

On July 13, 2020, a distribution in the amount of approximately $29,934,000 was declared which represented $2.56 per Class A Interest. The distribution included (i) a cash distribution on account of then-allowed claims in the amount of approximately $29,201,000, which was paid on July 16, 2020 and (ii) a deposit of approximately $733,000 into a restricted cash account, which was made on August 25, 2020, for amounts (a) payable for Class A Interests that may be issued in the future upon the allowance of unresolved claims; (b) in respect of Class A Interests issued on account of recently allowed claims; (c) to holders of Class A Interests who failed to cash distribution checks mailed in respect of prior distributions; (d) that were withheld due to pending avoidance actions; and (e) in respect of which the Trust is waiting for further beneficiary information.

Index
PART I.	FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2020 and 2019
(Unaudited)

On October 16, 2020, a distribution in the amount of approximately $29,957,000 was declared which represented $2.56 per Class A Interest. The distribution included (i) a cash distribution on account of then-allowed claims in the amount of approximately $29,204,000, which was paid on November 6, 2020 and (ii) a deposit of approximately $753,000 into a restricted cash account, which was made on November 3, 2020, for amounts (a) payable for Class A Interests that may be issued in the future upon the allowance of unresolved claims; (b) in respect of Class A Interests issued on account of recently allowed claims; (c) to holders of Class A Interests who failed to cash distribution checks mailed in respect of prior distributions; (d) that were withheld due to pending avoidance actions; and (e) in respect of which the Trust is waiting for further beneficiary information.

During the three and six months ended December 31, 2020 and 2019, distributions of approximately $50,000 and $26,000, and $164,000 and $670,000, respectively, were paid from the restricted cash account to holders of Class A Interests as (a) claims were resolved, (b) claims were recently allowed, (c) addresses for holders of uncashed distribution checks were obtained, (d) pending avoidance actions were resolved and (e) further beneficiary information was received.

During the three and six months ended December 31, 2020 and 2019, as a result of claims being disallowed or cancelled, approximately $238,000 and $0, and $331,000 and $0, respectively, were released from the restricted cash account and distributions payable were reduced by the same amount.

During the three and six months ended December 31, 2020 and 2019, approximately $114,000 and $112,000, and $234,000 and $112,000, respectively, were received from the Company’s transfer agent and others relating to distribution checks that were returned or not cashed. These amounts were deposited into the restricted cash account and distributions payable were increased by the same amount.

11)	Related Party Transactions

Terry Goebel, a member of the Trust Supervisory Board, is president and a principal owner of G3 Group LA, a construction firm specializing in the development of high-end luxury residences. G3 Group LA is owned by Terry Goebel and his son Kelly Goebel.  As of December 31, 2020, the Company was under contract with G3 Group LA for the development of one single-family home in Los Angeles, California. One additional construction contract was assumed by the buyer of a single-family home in November 2019. As of December 31, 2020 and June 30, 2020, the remaining amounts payable under these contracts were approximately $7,342,000 and $8,133,000, respectively. During the three and six months ended December 31, 2020 and 2019, approximately $2,157,000 and $4,391,000, and $1,654,000 and $5,924,000, respectively, were paid by the Company to G3 Group LA related to these contracts.

The liquidation trustee of the Trust is entitled to receive 5% of the total gross amount recovered by the Trust from the pursuit of Trust claims and Causes of Action.  During the three and six months ended December 31, 2020 and 2019, approximately $31,000 and $81,000, and $393,000 and $190,000, respectively, were accrued as amounts due to the liquidation trustee.  As of December 31, 2020 and June 30, 2020, approximately $19,000 and $119,000, respectively, were payable to the liquidation trustee. These amounts are included in accounts payable and accrued liabilities in the accompanying consolidated statements of net assets in liquidation. During the three and six months ended December 31, 2020 and 2019, approximately $491,000 and $0, and $491,000 and $0, respectively, were paid to the liquidation trustee.

In November 2019, the Trust entered into an arrangement with Akerman LLP, a law firm based in Miami, Florida of which the liquidation trustee is a partner, for the provision, at the option of the Trust on an as-needed basis, of e-discovery and related litigation support services in connection with the Trust’s prosecution of Causes of Action. Under the arrangement, the Trust is charged for the services at scheduled rates per task which, depending on specific task, include flat rates, rates based on volume of data processed, rates based on the number of data users, the hourly rates of Akerman LLP personnel, or other rates. During the three and six months ended December 31, 2020 and 2019, approximately $102,000 and $0, and $206,000 and $0, respectively, were paid related to these services and there are no outstanding payables as of December 31, 2020 or June 30, 2020.

Index
PART I.	FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2020 and 2019
(Unaudited)

The executive officers of the Wind-Down Entity are entitled to a bonus based on the Wind-Down Entity achieving certain specified cumulative amounts of distributions to the Trust. Based on the carrying amounts of the net assets in liquidation included in the accompanying consolidated statements of net assets in liquidation, approximately $3,040,000 and $3,840,000, were accrued as of December 31, 2020 and June 30, 2020, respectively, as the estimated amount of the bonus (including associated payroll taxes). These amounts are included in the payroll and payroll related costs portion of accrued liquidation costs in the accompanying consolidated statement of net assets in liquidation. During the three and six months ended December 31, 2020 and 2019, approximately $1,025,000 and $0, and $1,025,000 and $0, respectively, were paid related to the bonuses.

12)	Commitments and Contingencies

As of December 31, 2020, the Company had construction contracts, of which approximately $17,700,000 was unpaid.

The Company has a lease for its office space that expires on August 31, 2021. The Company has one three month option to extend the lease. The amount of rent paid, including common area maintenance and parking charges, during the three and six months ended December 31, 2020 and 2019 were approximately $79,000 and $68,000, and $145,000 and $135,000, respectively.

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

On January 7, 2021, a distribution in the amount of approximately $50,005,000 declared which represented $4.28 per Class A Interest. The distribution included (i) a cash distribution on account of then-allowed claims in the amount of approximately $48,665,000, which was paid on January 27, 2021 and (ii) a deposit of approximately $1,340,000 into a restricted cash account, which was made on January 28, 2021, for amounts (a) payable for Class A Interests that may be issued in the future upon the allowance of unresolved claims; (b) in respect of Class A Interests issued on account of recently allowed claims; (c) to holders of Class A Interests who failed to cash distribution checks mailed in respect of prior distributions; (d) that were withheld due to pending avoidance actions; and (e) in respect of which the Trust is waiting for further beneficiary information.

Index
PART I.	FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2020 and 2019
(Unaudited)

The following table summarizes the Liquidation Trust Interests during the period from December 31, 2020 through February 12, 2021:

Liquidation Trust Interests	Class A	Class B

Outstanding at
January 1, 2021	11,516,044	676,312

Allowed claims	-	-

5% enhancement for certain allowed claims	-	-

Settlement of claims by cancelling Liquidation Trust Interests	(2,529)	-

Outstanding at
February 12, 2021	11,513,515	676,312

The following table summarizes unresolved claim against the Debtors as they relate to Liquidation Trust Interests (rounded) during the period from December 31, 2020 through February 12, 2021:

Liquidation Trust Interests	Class A	Class B

Outstanding at
January 1, 2021	167,473	5,011

Allowed claims	-	-

Disallowed claims	-	-

Outstanding at
February 12, 2021	167,473	5,011

During the period from January 1, 2021 through February 12, 2021, distributions of approximately $160,000 were paid from the restricted cash account.

During the period from January 1, 2021 through February 12, 2021, as a result of claims being disallowed or cancelled, approximately $29,000 was released from the restricted cash account and distributions payable were reduced by the same amount.

Index
PART I.	FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2020 and 2019
(Unaudited)

During the period from January 1, 2021 through February 12, 2021, approximately $197,000 was received from the Company’s transfer agent and others relating to distribution checks that were returned or not cashed.  These amounts were deposited into the restricted cash account and distributions payable were increased by the same amount.

During the period from January 1, 2021 through February 12, 2021, the Trust recorded approximately $317,000 from the settlement of Causes of Action. The Company recorded approximately $17,000  as the amount due to the liquidation trustee on account of such settlement.

On February 11, 2021, the LOC was amended.  Two additional wholly owned subsidiaries of the Wind-Down Entity were joined to the LOC as co-borrowers and two properties were added as replacement collateral as allowed for in the original agreement.  As a result of this amendment, the available borrowing commitment was adjusted back up to $25,000,000.  The maturity of the LOC was amended to January 31, 2023 with an option to extend for one additional year.  There were no other significant changes to the LOC.

On February 2, 2021, the Wind-Down Entity applied for forgiveness of the full amount of the PPP loan based on the qualifying costs incurred by the Wind-Down Entity during the 24-week period beginning on the date of first disbursement of the loan (April 22, 2020).

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

Forward-Looking Statements

Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements. Those statements include, without limitation, financial guidance, and projections and statements with respect to expectation of future financial condition, changes in net assets in liquidation, cash flows, plans, targets, goals, objectives and performance of the Trust. Such forward-looking statements also include statements that are preceded by, followed by, or that include the words “believes”, “estimates”, “plans”, “expects”, “intends”, “is anticipated”, “will continue”, “project”, “outlook”,  “evaluate”,  “may”, “could”, “would”, “should” and similar expressions, and all other statements that are not historical facts. All such forward-looking statements are based on the Trust’s current expectations and involve risks and uncertainties which may cause actual results to differ materially from those set forth in such statements. Such risks and uncertainties include the amount of sales proceeds, timing of sales of real estate assets, timing and amount of funds needed to complete construction of single-family homes, amount of general and administrative costs, the number and amount of successful litigations and/or settlements and the ability to recover thereon, the amount of funding required to continue litigations, the continuing impact of the COVID-19 pandemic, interest rates, adverse weather conditions in the regions in which properties to be sold are located, economic and political conditions, changes in tax and other governmental rules and regulations applicable to the Trust and its subsidiaries and other risks and uncertainties identified in Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K, or contained in any of the Trust’s subsequent filings with the SEC including in Part II. Other Information, Item 1A. Risk Factors of this Form 10-Q. These risks and uncertainties are beyond the ability of the Trust to control, and in many cases, the Trust cannot predict the risks and uncertainties, that could cause its actual results to differ materially from those indicated by the forward-looking statements.

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

As of December 31, 2020, the number of Liquidation Trust Interests outstanding in each class is as follows:

Class of Interest	Number Outstanding

Class A Liquidation Trust Interests	11,516,044

Class B Liquidation Trust Interests	676,312

For each of the classes of Liquidation Trust Interests, the number of Liquidation Trust Interests outstanding will increase to the extent that the disputed claims become allowed claims.  In addition, the number of Liquidation Trust Interests outstanding will decrease to the extent that claims are settled by cancelling Liquidation Trust Interests.

On December 24, 2019, the Trust’s Registration Statement on Form 10 became effective under the Exchange Act. The trading symbol for the Trust’s Class A Interests is WBQNL. The Trust’s Class A Interests are quoted on OTC Link ATS, the SEC-registered alternative trading system. The Class A Interests are eligible for the Depository Trust Company’s DRS services.

Since the Plan Effective Date through December 31, 2020, the Wind-Down Subsidiaries have disposed of approximately 131 properties for aggregate net sales proceeds of approximately $403.73 million.  As of December 31, 2020, the Company owned fourteen real estate assets with a gross carrying value of approximately $164.82 million. Therefore, it is unlikely that the amount of net sales proceeds that the Company will receive in the future will be consistent with the amount received from the Plan Effective Date through December 31, 2020. During the three months ended December 31, 2020 and 2019, the Company completed construction of zero and three single-family homes, respectively. During the six months ended December 31, 2020, the Company sold one single-family home that was under construction. The buyer assumed the remaining obligations to complete the construction of the property. The Company expects to complete the liquidation of its assets during the fiscal year ending June 30, 2023.

Index
PART I.	FINANCIAL INFORMATION (CONTINUED)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Discussion of the Company’s Operations

Three months ended December 31, 2020

Consolidated Statement of Changes in Net Assets in Liquidation
For the three months ended December 31, 2020
($ in thousands)

Net assets in liquidation, as of September 30, 2020	$239,723
Change in assets and liabilities:
Change in carrying value of assets and liabilities, net	472
Distributions (declared) reversed, net	(29,719)
Net change in assets and liabilities	(29,247)
Net assets in liquidation, as of December 31, 2020	$210,476

Net assets in liquidation decreased approximately $29.25 million during the three month period ended December 31, 2020. This decrease was due to: (a) an increase in the carrying value of assets and liabilities  of approximately $0.47 million and (b) net distributions of approximately $29.72 million. The components of the approximately $0.47 million net change in the carrying value of assets and liabilities are as follows ($ in thousands):

Settlement recoveries recognized, net	$530
Carrying value in excess of sales proceeds	(1,277)
Remeasurement of assets and liabilities, net	1,147
Other	72
Change in carrying value of assets and liabilities, net	$472

During the three months ended December 31, 2020, the Company:

•	Declared a distribution of $2.56 per Class A Liquidation Trust Interest, which totaled approximately $29.95 million.

•	Sold one single-family home, two lots and two other properties for net proceeds of approximately $87.67 million.

•	Signed agreements to settle Causes of Action for payment to the Trust of approximately $0.60 million.

•	Paid construction costs of approximately $8.43 million relating to single-family homes under development.

•	Paid holding costs of approximately $2.26 million.

•
Paid general and administrative costs of approximately $3.08 million, including approximately $0.09 million of board member fees and expenses, approximately $2.45 million of payroll and other general and administrative costs and approximately $0.54 million of post Plan Effective Date professional fees.

Index
PART I.	FINANCIAL INFORMATION (CONTINUED)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Three months ended December 31, 2019

Consolidated Statement of Changes in Net Assets in Liquidation
For the three months ended December 31, 2019
($ in thousands)

Net assets in liquidation, as of September 30, 2019	$333,582
Change in assets and liabilities:
Change in carrying value of assets and liabilities, net	960
Distributions (declared) reversed, net	41
Net change in assets and liabilities	1,001
Net assets in liquidation, as of December 31, 2019	$334,583

Net assets in liquidation increased approximately $1.00 million during the three months ended December 31, 2019. This increase was due to:  (a) an increase in the carrying value of assets and liabilities of approximately $0.96 million and (b) distributions that were reversed for disallowed claims of approximately $0.04 million. The components of the approximately $0.96 million net change in the carrying value of assets and liabilities, net are as follows ($ in thousands):

Reduction of state, local and other taxes	$2,890
Settlement recoveries recognized, net	1,402
Sales proceeds in excess of carrying value	1,424
Remeasurement of assets and liabilities, net	(5,040)
Other	284
Change in carrying value of assets and liabilities, net	$960

During the three months ended December 31, 2019, the Company:

•	Sold four single-family homes, six lots, one other property and collected a principal paydown on one secured loan for net proceeds of approximately $82.97 million.

•	Signed agreements to settle Causes of Action of approximately $1.48 million.

•	Paid construction costs of approximately $11.45 million relating to single-family homes under development.

•	Paid holding costs of approximately $5.16 million.

•
Paid general and administrative costs of approximately $6.06 million, including approximately $0.31 million of board member fees and expenses, approximately $1.17 million of payroll and other general and administrative costs and approximately $4.58 million of post Plan Effective Date professional fees.

•	Paid professional fee incurred before the Plan Effective Date of approximately $0.36 million.

Index
PART I.	FINANCIAL INFORMATION (CONTINUED)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Six months ended December 31, 2020

Consolidated Statement of Changes in Net Assets in Liquidation
For the six months ended December 31, 2020
($ in thousands)

Net assets in liquidation, as of June 30, 2020	$264,517
Change in assets and liabilities:
Change in carrying value of assets and liabilities, net	5,555
Distributions (declared) reversed, net	(59,596)
Net change in assets and liabilities	(54,041)
Net assets in liquidation, as of December 31, 2020	$210,476

Net assets in liquidation decreased approximately $54.04 million during the six month period ended December 31, 2020. This decrease was due to: (a) an increase in the carrying value of assets and liabilities of approximately $5.55 million and (b) net distributions of approximately $59.59 million. The components of the approximately $5.55 million net change in the carrying value of assets and liabilities are as follows ($ in thousands):

Settlement recoveries recognized, net	$6,687
Carrying value in excess of sales proceeds	(1,540)
Remeasurement of assets and liabilities, net	302
Other	106
Change in carrying value of assets and liabilities, net	$5,555

During the six months ended December 31, 2020, the Company:

•	Declared two distributions, each of $2.56 per Class A Liquidation Trust Interest, which totaled approximately $59.92 million.

•	Sold five single-family homes, two lots and eleven other properties for net proceeds of approximately $121.16 million.

•	Signed agreements to settle Causes of Action for payment to the Trust of approximately $7.18 million.

•	Paid construction costs of approximately $16.27 million relating to single-family homes under development.

•	Paid holding costs of approximately $3.36 million.

•
Paid general and administrative costs of approximately $5.00 million, including approximately $0.18 million of board member fees and expenses, approximately $3.66 million of payroll and other general and administrative costs and approximately $1.16 million of post Plan Effective Date professional fees.

Index
PART I.	FINANCIAL INFORMATION (CONTINUED)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Six months ended December 31, 2019

Consolidated Statement of Changes in Net Assets in Liquidation
For the six months ended December 31, 2019
 ($ in thousands)

Net assets in liquidation, as of June 30, 2019	$329,971
Change in assets and liabilities:
Change in carrying value of assets and liabilities, net	4,535
Distributions (declared) reversed, net	77
Net change in assets and liabilities	4,612
Net assets in liquidation, as of December 31, 2019	$334,583

Net assets in liquidation increased approximately $4.61 million during the six months ended December 31, 2019. This increase was due to:  (a) changes in the carrying value of assets and liabilities, net of approximately $4.53 million and (b) distributions that were reversed for disallowed claims of approximately $0.08 million. The components of the approximately $4.53 million net change in the carrying value of assets and liabilities, net are as follows ($ in thousands):

Reduction of state, local and other taxes	$2,890
Settlement recoveries recognized, net	3,476
Sales proceeds in excess of carrying value	3,291
Remeasurement of assets and liabilities, net	(5,314)
Other	192
Change in carrying value of assets and liabilities, net	$4,535

During the six months ended December 31, 2019, the Company:

•	Sold eight single-family homes, 16 lots, two other properties, settled two secured loans and collected a principal paydown on one secured loan for net proceeds of approximately $109.93 million.

•	Signed agreements to settle Causes of Action of approximately $3.67 million.

•	Paid construction costs of approximately $25.54 million relating to single-family homes under development.

•	Paid holding costs of approximately $6.58 million.

•
Paid general and administrative costs of approximately $11.57 million, including approximately $0.59 million of board member fees and expenses, approximately $2.54 million of payroll and other general and administrative costs and approximately $8.44 million of post Plan Effective Date professional fees.

•	Paid professional fee incurred before the Plan Effective Date of approximately $0.36 million.

Liquidity and Capital Resources

Liquidity

The Company’s primary sources for meeting its capital requirements are its cash, availability under the LOC,  proceeds from the sale of its real estate assets and recoveries from Causes of Action. The Company’s primary uses of funds are and will continue to be for distributions, development costs, holding costs and general and administrative costs, all of which the Company expects to be able to adequately fund over the next twelve months from its primary sources of capital.

Index
PART I.	FINANCIAL INFORMATION (CONTINUED)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Capital Resources

In addition to consolidated cash and cash equivalents at December 31, 2020 of approximately $133.22 million (of which approximately $6.62 million is restricted), the capital resources available to the Company and its uses of liquidity are as follows:

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

The property that was collateral for the LOC was sold in December 2020. The LOC agreement provides that the borrower has 60 days after the sale of the property that was collateral to add an additional borrower(s) and additional property(ies) as collateral. During the 60-day period, the available borrowings under the LOC were reduced to $100,000.

On February 11, 2021, the LOC was amended.  Two additional wholly owned subsidiaries of the Wind-Down Entity were joined to the LOC as co-borrowers and two properties were added as replacement collateral as allowed for in the original agreement.  As a result of this amendment, the available borrowing commitment was adjusted back up to $25,000,000.  The maturity of the LOC was amended to January 31, 2023 with an option to extend for one additional year.  There were no other significant changes to the LOC.

No amounts were outstanding under the LOC as of December 31, 2020 and February 12, 2021.

Sales of Real Estate Assets

The Wind-Down Entity and the Wind-Down Subsidiaries are in the process of developing, marketing and selling their real estate assets, all of which are held for sale, with the exception of seven single-family homes which were under development as of December 31, 2020. There can be no assurance as to the amount of net proceeds that the Company will receive from the sale of real estate assets or when the net sales proceeds will be received. As of December 31, 2020, the Company owned fourteen real estate assets with a gross carrying value of approximately $164.82 million. Therefore, it is unlikely that the net proceeds for the three and six months ended December 31, 2020 will be indicative of future net proceeds, which may be significantly lower. In addition, it may take longer to sell the properties than the Company has estimated.

Recoveries

During the three and six months ended December 31, 2020, the Company recognized approximately $0.58 and $6.74 million, net, respectively, from the settlement of Causes of Action. There can be no assurance that the amounts the Company recovers from settling Causes of Action, Fair Funds recoveries and Forfeited Assets' recoveries in the future will be consistent with the amount recovered during the three and six months ended December 31, 2020.

Index
PART I.	FINANCIAL INFORMATION (CONTINUED)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Forfeited Assets

The Trust is in the process of transferring the Forfeited Assets. The assets consist of cash and other assets. The Trust is required to distribute the net sale proceeds from liquidating the Forfeited Assets to the Qualifying Victims. Qualifying Victims are the former holders of Class 3 and Class 5 Claims and their permitted assigns. Former holders of Class 4 claims are not Qualifying Victims. Because of the requirement to distribute the net sale proceeds of the Forfeited Assets to the Qualifying Victims, the net sales proceeds will be presented in the consolidated statement of net assets as restricted net assets in liquidation. At December 31, 2020, approximately 11,444,832 of the 11,516,044 Class A Interests were held by Qualifying Victims.

Uses of Liquidity

The primary uses of the Company’s liquidity are to pay (a) distributions payable, (b) development costs, (c) holding costs, and (d) general and administrative costs. As of December 31, 2020, the Company’s total liabilities were approximately $80.35 million. The total liabilities recorded as of December 31, 2020 may not be indicative of the costs paid in future periods, which may be significantly higher.

Given current cash and cash equivalent balances, projected sales of real estate assets, availability under the LOC, Causes of Action recoveries, distributions declared and expected cash needs, the Company does not expect a deficiency in liquidity in the next twelve months. Due to the uncertain nature of future net sales proceeds, recoveries and costs to be incurred, it is not possible to be certain that the current liquidity will be adequate to cover all future financial needs of the Company.  Creating contingent obligation agreements and/or seeking methods to reduce professional costs, including legal fees, and administrative costs are strategies that could be undertaken to address liquidity issues should they arise. These strategies could impact the Company’s ability to maximize recoveries from the settlement of Causes of Action.

Distributions

Distributions will be made at the sole discretion of the Liquidation Trustee in accordance with the provisions of the Plan and the Trust Agreement. As of February 12, 2021, the Liquidation Trustee has declared six distributions to the Class A Interestholders. The distributions are paid on account of the then-allowed claims and a deposit is made into a restricted cash account for amounts (a) payable for Class A Interests that may be issued in the future upon the allowance of unresolved claims, (b) in respect of Class A Interest on account of recently allowed claims, (c) to holders of Class A Interests who failed to cash distribution checks mailed in respect of prior distributions, (d) that were withheld due to pending avoidance actions and (e) in respect of which the Trust is waiting for further beneficiary information.

Index
PART I.	FINANCIAL INFORMATION (CONTINUED)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following tables summarize the distributions declared, distributions paid and the activity in the restricted cash account for the periods from February 15, 2019 (inception) through December 31, 2020 and from February 15, 2019 (inception) through February 12, 2021:

				During the Period from February 15, 2019			During the Period From February 15, 2019
				(inception) through December 31, 2020			(inception) through February 12, 2021
				($ in Millions)			($ in Millions)
		Date	$ per Class A Interest	Total Declared	Paid	Distribution Reserve Account	Total Declared	Paid	Distribution Reserve Account

	Distributions Declared
	First	3/15/2019	$3.75	$44.70	$42.32	$2.38	$44.70	$42.32	2.38
	Second	1/2/2020	4.50	53.43	51.19	2.24	53.43	51.19	2.24
	Third	3/31/2020	2.12	25.00	24.19	0.81	25.00	24.19	0.81
	Fourth	7/13/2020	2.56	29.97	29.24	0.73	29.97	29.24	0.73
	Fifth	10/19/2020	2.56	29.95	29.20	0.75	29.95	29.20	0.75
	Sixth	1/7/2021	4.28	-	-	-	50.01	48.67	1.34
	Subtotal		$19.77	$183.05	$176.14	$6.91	$233.06	$224.81	$8.25

	Distributions Reversed
(a)	Disallowed					(1.97)			(2.00)
(b)	Returned					0.38			0.58
	Subtotal					(1.59)			(1.42)

(c)	Distributions Paid from Reserve Account					(1.68)			(1.84)

	Distributions Payable, Net				as of 12/31/2020:	$3.64		as of 2/12/2021:	$4.99

(a)  As a result of claims being disallowed.
(b) Distribution checks returned or not cashed.
(c)  Paid as claims are allowed or resolved.

The liquidation trustee will continue to assess the adequacy of funds held and expects to make additional cash distributions on account of Class A Interests, but does not currently know the timing or amount of any such distribution(s).

Contractual Obligations

As of December 31, 2020, the Company has contractual commitments related to construction contracts totaling approximately $17.70 million. The Company expects to complete the construction of these single-family homes during the fiscal year ending June 30, 2022. The Company has an office lease that expires in August 2021. The Company expects that it will continue to lease office space until the liquidation process is completed.

Off-Balance Sheet Arrangements

As of December 31, 2020, the Company did not have any off-balance sheet arrangements, other than those disclosed under “Contractual Obligations” above, that have or are reasonably likely to have a material effect on its consolidated financial statements, liquidity or capital resources.

Quantitative Disclosures about Market Risk

As of December 31, 2020, the Company does not have any market risk exposure as defined by Securities and Exchange Commission Regulation 229.305.

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

Liquidation Basis of Accounting

Under the liquidation basis of accounting, all assets are recorded at their estimated net realizable value or liquidation value, which represents the estimated amount of net cash that may be received upon the disposition of the assets (on an undiscounted basis). Liabilities are measured in accordance with U.S. GAAP that otherwise applies to those liabilities. The Company has not recorded any amount for future recoveries from unsettled Causes of Action, Fair Funds or Forfeited Asset recoveries in the accompanying consolidated financial statements because they cannot be reasonably estimated.

Valuation of Real Estate

The measurement of real estate assets held for sale is based on current contracts (if any), estimates and other indications of sales value, net of estimated selling costs. To determine the value of real estate assets held for sale, the Company considers the three traditional approaches to value (cost, income and sales comparison) commonly used by the real estate appraisal community. The applicability and relevancy of each valuation approach as applied may differ by asset. In most cases, the sales comparison approach was accorded the greatest weight. This approach compares a property to other properties with similar characteristics that have recently sold. To validate management’s estimate, the Company also considers opinions from qualified real estate professionals and local real estate brokers and, in some cases, obtained third party appraisals.

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

Index
PART II.	OTHER INFORMATION (CONTINUED)
Item 1.	Legal Proceedings

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

The case was designated as a complex matter on December 18, 2019, and was assigned to the Honorable Amy Hogue.

Index
PART II.	OTHER INFORMATION (CONTINUED)
Item 1.	Legal Proceedings (Continued)

On March 20, 2020, two sets of defendants – Sidley Austin LLP and Neal Sullivan; and Davis Graham & Stubbs LLP and S. Lee Terry, Jr. – filed special motions to strike the portions of the complaint directed at them under a California statute (Civil Procedure Code section 425.16) that permits defendants to bring early challenges to causes of action against them that allegedly arise from protected litigation activity if those causes of action lack minimal merit.  The defendants that filed these special motions to strike asserted that the claims against them arise from communicative conduct in the course of quasi-judicial proceedings, such as regulatory inquiries, and that the Trust cannot establish a likelihood of prevailing on its claims against them.  The Trust opposed these motions, and the matters were heard on July 28, 2020, and taken under submission on that date.  On August 14, 2020, the Court entered orders: (i) granting the motion to strike filed by Sidley Austin LLP and Neal Sullivan, and (ii) granting in part and denying in part the motion to strike filed by Davis Graham & Stubbs LLP and S. Lee Terry, Jr.  In September 2020, the Trust filed notices of appeal of the foregoing orders, and Davis Graham & Stubbs LLP and S. Lee Terry, Jr. subsequently filed a cross-appeal.  On January 27, 2021, the Court entered an order granting, in part, a motion for attorneys’ fees filed by Sidley Austin LLP and Neal Sullivan, pursuant to which the movants were awarded $282,500.00 in fees and $5,557.87 in costs.

On April 13, 2020, four sets of defendants – Rome McGuigan, P.C. and Brian Courtney; Bailey Cavalieri LLC and Thomas Geyer; Robinson & Cole LLP and Shant Chalian; and Finn Dixon & Herling LLP and Reed Balmer – filed motions to quash the service of summonses.  The defendants that filed these motions asserted that they are not subject to suit in California because they do not have sufficient contacts with California to justify a California court’s exercise of jurisdiction over them.  The Trust opposed these motions, and the matters were heard in part on July 15, 2020 and in part on July 20, 2020, and (with exception of the motion filed by Finn Dixon & Herling LLP and Reed Balmer) were taken under submission on July 20, 2020.  The motion filed by Finn Dixon & Herling LLP and Reed Balmer was taken off calendar prior to July 20, 2020, and the parties thereafter reached a confidential settlement.  On July 21, 2020, the Court entered orders granting the motions to quash filed by Rome McGuigan, P.C. and Brian Courtney; Bailey Cavalieri LLC and Thomas Geyer; and Robinson & Cole LLP and Shant Chalian.  On September 10, 2020, the Trust filed a notice of appeal of the foregoing orders.

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

On January 21, 2021, the Trust reached a confidential settlement with Robinson & Cole LLP and Shant Chalian.  As part of that settlement, the appeal of the jurisdictional ruling as to those parties has been dismissed.

On October 28, 2020, the Trust filed a federal lawsuit against four defendants that prevailed on the motions to quash service of summons in the California state court action (Rome McGuigan, P.C.; Brian Courtney; Bailey Cavalieri LLC; and Thomas Geyer), as well as a fifth defendant (Ivan Acevedo), and certain “Doe” defendants.”  The case is styled Goldberg v. Rome McGuigan, P.C., et al., Case No. 2:20-cv-09958-JFW-SK (C.D. Cal.).  The complaint contains counts for (i) violations of section10(b) of the Exchange Act and Rule 10b-5; (i) aiding and abetting fraud; (iii) aiding and abetting breach of fiduciary duty; (iv) negligent misrepresentation; (v) professional negligence; (vi) aiding and abetting conversion; (vii) actual fraudulent transfer; and (viii) constructive fraudulent transfer.  The conduct challenged in the complaint includes certain of the same conduct challenged in the California state court action, and a footnote in the complaint explains:  “Plaintiff filed an action in Los Angeles Superior Court against [four of these defendants] raising some of the claims asserted in this action.  Those defendants filed a motion to quash service, alleging that the court did not have personal jurisdiction.  The Court granted those motions, and Plaintiff appealed.  Plaintiff brings this action to preserve his rights and ensure that his claims against [the defendants] are adjudicated on the merits.  Should the state court appeal be successful, resulting in two cases being simultaneously litigated on the merits in two forums, [plaintiff] will consider dismissing this action and litigating the case in state court.”  On January 4, 2021, the four defendants from the California state court action filed motions to dismiss this federal lawsuit, and those motions are set for hearing on February 22, 2021. On February 9, 2021, the Court entered a schedule setting certain dates and deadlines, including: (i) November 22, 2021 as the discovery (fact and expert) cut-off; (ii) December 13, 2021 as the deadline for hearings on dispositive motions; (iii) September 27, 2021 as the deadline for initial expert disclosures and reports; (iv) October 4, 2021 as the last day to conduct a settlement conference or mediation; (v) January 21, 2022 as the final pretrial conference; and (vi) February 8, 2022 as the start of what is estimated to be a 5-day jury trial.

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

Index
PART II.	OTHER INFORMATION (CONTINUED)
Item 1.	Legal Proceedings (Continued)

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

On August 26, 2020, the putative class filed a First Amended Consolidated Class Action Complaint, which asserted claims for aiding and abetting fraud (Count 1), aiding and abetting breach of fiduciary duty (Count 2), and violations of California’s unfair competition law (Count 3).  Comerica answered the First Amended Consolidated Class Action Complaint on September 16, 2020.  Discovery is now proceeding in the litigation, and the Court has entered a schedule setting the following dates and deadlines: (i) April 16, 2021 as the deadline for plaintiffs to move for class certification; (ii) August 3, 2021 as the fact discovery cut-off; (iii) August 20, 2021 as the deadline to file dispositive motions; (iv) September 7, 2021 as the deadline for initial expert disclosures and reports; (v) October 22, 2021 as the expert discovery cut-off; (vi) December 14, 2021 as the final pretrial conference; and (vii) January 11, 2022 as the start of what is estimated to be a 10-day jury trial.

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

Index
PART II.	OTHER INFORMATION (CONTINUED)
Item 1.	Legal Proceedings (Continued)

On July 22, 2019, the Trust filed its omnibus opposition to the three Comerica motions. On February 5, 2020, the court entered an order granting Comerica’s motion to transfer the case to the Bankruptcy Court in Delaware, and denying the remaining two motions (to dismiss and to strike) as moot in light of the transfer, without prejudice to renewal by Comerica in the Bankruptcy Court. On February 6, 2020, the Bankruptcy Court opened the above-referenced docket number for the transferred case.  On March 23, 2020, the Trust and Comerica filed a stipulation, which was approved by the Bankruptcy Court, agreeing to stay the action pending disposition of the motion to dismiss the class action (referenced in paragraph (1) above).  On September 3, 2020, the Trust and Comerica filed a stipulation, which was also approved by the Bankruptcy Court, agreeing to further stay the action until thirty days after the California District Court enters a scheduling order in the Class Action.  On December 18, 2020, the Bankruptcy Court approved a stipulation staying the action until one of the parties or the court determines to vacate the stay.

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

The Trust has filed over 400 legal actions of this nature, many of which have been resolved, resulting in recoveries by or judgments in favor of the Trust. Since inception and as of January 31, 2021, the Trust has obtained judgments of approximately $6.3 million and has entered into settlements in approximately 120 legal actions and approximately 245 potential avoidance claims for which litigation was not filed, resulting in an aggregate of approximately $12.9 million of cash payments made or due to the Trust and approximately $9.1 million in reductions of claims against the Trust.

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

Index
PART II.	OTHER INFORMATION (CONTINUED)
Item 1.	Legal Proceedings (Continued)

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

•
Criminal Proceeding and Forfeiture.  In connection with the United States’ criminal case against Robert Shapiro (Case No. No. 19-20178-CR-ALTONAGA (S.D. Fla. 2019)), Shapiro agreed to the forfeiture of certain assets.  The Trust filed a petition in the Florida court to claim the Forfeited Assets as property of the Debtors’ estates, and therefore as property that had vested in the Trust pursuant to the Plan.  The Trust has entered into an agreement with the United States Department of Justice to resolve its claim.  The agreement was approved by the Bankruptcy Court on September 17, 2020 and was approved by the United States District Court on October 1, 2020.  Among other things, the agreement provides for the release of specified forfeited assets by the United States to the Trust, and for the Trust to liquidate those assets and distribute the net sale proceeds to Qualifying Victims, which include the vast majority of Trust beneficiaries—specifically, all former holders of Class 3 and 5 claims and their permitted assigns—but do not include former holders of Class 4 claims.  The Trust is in the process of transferring the Forfeited Assets.

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

In accordance with the Plan, all Liquidation Trust Interests have been issued without registration under the Securities Act.  The Liquidation Trust Interests have been issued only to holders of allowed claims in Class 3, Class 4, and Class 5 entirely in exchange for such claims.  See “Item 1.  Business - D. Plan Provisions Regarding the Company - 2. Treatment under the Plan of holders of claims against and equity interests in the Debtors” of our Annual Report on Form 10-K filed with the SEC on September 28, 2020.  As of December 31, 2020, the Trust has issued an aggregate of 11,516,044 Class A Liquidation Trust Interests  and an aggregate of 676,312 Class B Liquidation Trust Interests.  All Liquidation Trust Interests were issued on the Plan Effective Date or from time to time thereafter as soon as practicable as and when claims in Class 3, Class 4 or Class 5 have become allowed.

During the three months ended December 31, 2020, the Trust did not issue any Liquidation Trust Interests.

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

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Index
PART II.	OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits

Exhibit	Description

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

Index
PART II.	OTHER INFORMATION (CONTINUED)
Item 6.	Exhibits (Continued)

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

Woodbridge Liquidation Trust

Date: February 12, 2021	By:	/s/ Michael I. Goldberg

Michael I. Goldberg,
Liquidation Trustee