Form 10-Q
period 2021-03-31
Woodbridge Liquidation Trust
filed 2021-05-17
CIK 1785494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer,’’ ‘‘smaller reporting company’’ and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
March 31, 2021

Index
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Woodbridge Liquidation Trust and Subsidiaries
Consolidated Statements of Net Assets in Liquidation
As of March 31, 2021 and June 30, 2020

(Unaudited, $ In Thousands)

	3/31/2021	6/30/2020

Assets
Real estate assets held for sale, net (Note 3):
Single-family homes	$152,045	$281,296
Other real estate assets	2,922	8,041
Subtotal	154,967	289,337

Cash and cash equivalents	66,700	86,073

Restricted cash (Note 4)	7,914	5,358

Other assets (Note 5)	4,699	4,183

Total assets	$234,280	$384,951

Liabilities
Accounts payable and accrued liabilities	$102	$615
Distributions payable	4,899	2,368
Accrued liquidation costs (Note 6)	63,328	117,451

Total liabilities	$68,329	$120,434

Commitments and Contingencies (Note 13)

Net Assets in Liquidation:
Restricted for Qualifying Victims (Note 7)	3,459	-
All Interestholders	162,492	264,517

Total net assets in liquidation	$165,951	$264,517

See accompanying notes to unaudited consolidated financial statements.

Index
PART I.	FINANCIAL INFORMATION (Continued)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Consolidated Statements of Changes in Net Assets in Liquidation
For the Three Months Ended March 31, 2021 and 2020

(Unaudited, $ in Thousands)

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020

	Restricted For Qualifying Victims	All Interestholders	Total	Restricted For Qualifying Victims	All Interestholders	Total

Net Assets in Liquidation as of beginning of period	$-	$210,476	$210,476	$-	$334,583	$334,583

Change in assets and liabilities (Note 8):
Restricted for Qualifying Victims -
Change in carrying value of assets and liabilities, net	3,459	-	3,459	-	-	-

All Interestholders -
Change in carrying value of assets and liabilities, net	-	1,974	1,974	-	12,905	12,905
Distributions (declared) reversed, net	-	(49,958)	(49,958)	-	(77,678)	(77,678)
Net change in assets and liabilities	-	(47,984)	(47,984)	-	(64,773)	(64,773)
Net Assets in Liquidation as of end of period	$3,459	$162,492	165,951	$-	$269,810	$269,810

See accompanying notes to unaudited consolidated financial statements.

Index
PART I.	FINANCIAL INFORMATION (Continued)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Consolidated Statements of Changes in Net Assets in Liquidation
For the Nine Months Ended March 31, 2021 and 2020

(Unaudited, $ in Thousands)

	Nine Months Ended March 31, 2021			Nine Months Ended March 31, 2020

	Restricted For Qualifying Victims	All Interestholders	Total	Restricted For Qualifying Victims	All Interestholders	Total

Net Assets in Liquidation as of beginning of period	$-	$264,517	$264,517	$-	$329,971	$329,971

Change in assets and liabilities (Note 8):
Restricted for Qualifying Victims -
Change in carrying value of assets and liabilities, net	3,459	-	3,459	-	-	-

All Interestholders -
Change in carrying value of assets and liabilities, net	-	7,529	7,529	-	17,440	17,440
Distributions (declared) reversed, net	-	(109,554)	(109,554)	-	(77,601)	(77,601)
Net change in assets and liabilities	-	(102,025)	(102,025)	-	(60,161)	(60,161)

Net Assets in Liquidation as of end of period	$3,459	$162,492	165,951	$-	$269,810	269,810

See accompanying notes to unaudited consolidated financial statements.

Index
PART I.	FINANCIAL INFORMATION (Continued)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2021 and 2020
(Unaudited)

1)	Formation and Description of Business

Formation

Woodbridge Liquidation Trust (Trust) was established (i) for the purpose of collecting, administering, distributing and liquidating the Trust assets for the benefit of the Trust beneficiaries in accordance with the Liquidation Trust Agreement and the First Amended Joint Chapter 11 Plan of Liquidation of Woodbridge Group of Companies, LLC and its Affiliated Debtors dated August 22, 2018, as amended, modified, supplemented or restated from time to time (Plan); (ii) to resolve disputed claims asserted against the Debtors, as defined in the Plan; (iii) to litigate and/or settle causes of action (Causes of Action); and (iv) to pay certain allowed claims and statutory fees, as required by the Plan. Woodbridge Group of Companies, LLC and its affiliated debtors are individually referred to herein as a Debtor and collectively as the Debtors. The Trust was formed on February 15, 2019 (Plan Effective Date) as a statutory trust under Delaware law.

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

The Trust has two classes of liquidation trust interests, Class A Liquidation Trust Interests (Class A Interests) and Class B Liquidation Trust Interests (Class B Interests).  The holders of Class A Interests and Class B Interests are collectively referred to as All Interestholders.

On December 24, 2019, the Trust’s Registration Statement on Form 10 became effective under the Securities Exchange Act of 1934 (Exchange Act). The trading symbol for the Trust’s Class A Interests is WBQNL. The Trust’s Class A Interests are quoted on the OTC Link ATS, the SEC-registered alternative trading system, and are eligible for the Depository Trust Company’s Direct Registration System (DRS) services. The Class B Interests are not registered with the SEC.

Description of Business

The Trust is prosecuting various Causes of Action acquired by the Trust pursuant to the Plan and is resolving claims asserted against the Debtors. As of March 31, 2021, the Company is the plaintiff in several pending lawsuits. The Company is unable to estimate the amount of recovery, if any, related to these lawsuits. During the three and nine months ended March 31, 2021 and 2020, the Company recorded approximately $1,278,000 and $1,179,000 and $8,443,000 and $4,845,000, respectively, from the settlement of certain Causes of Action. The Company has accrued an estimate of the amount of legal costs to be incurred to pursue these litigations, excluding contingent fees. As more fully discussed in Note 2, the Company’s consolidated financial statements do not include any estimate of future net recoveries from litigation and settlement, since the Company cannot reasonably estimate them.

Index
PART I.	FINANCIAL INFORMATION (Continued)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2021 and 2020
(Unaudited)

As of March 31, 2021, the Wind-Down Subsidiaries own eight single-family homes, all except one are located in Los Angeles, California. One single-family home is listed for sale.  All of the other single-family homes are under construction. The Wind-Down Subsidiaries also own secured loans (performing and non-performing) and other properties located in other states.

The Company is required to liquidate its assets and distribute available cash to the Trust beneficiaries. The liquidation activities are carried out by the Trust, the Wind-Down Entity and the Wind-Down Subsidiaries. The Trust currently operates as one reportable segment comprised primarily of real estate assets held for sale.

Net assets in liquidation represent the remaining estimated aggregate value available to Trust beneficiaries upon liquidation, with no discount for the timing of proceeds (undiscounted).  Due to the unpredictability of real estate selling prices, the impact of the COVID-19 virus (see below), as well as the uncertainty in the timing of liquidation of the real estate and other assets, net liquidation proceeds, other recoveries and actual liquidation costs may differ materially from the estimated amounts.

The Trust’s expectations about the amount of any additional distributions and when they will be paid are subject to risks and uncertainties and are based on certain estimates and assumptions, one or more of which may prove to be incorrect.  Therefore, the actual amount of any additional distributions may differ materially, perhaps in negative ways, from the Trust estimates. Furthermore, it is not possible to predict the timing of any other distributions and any such distributions may not be made within the timing referenced in the consolidated financial statements.

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

The ultimate impact of the COVID-19 outbreak will depend on many factors, some of which cannot be foreseen, including the duration, severity, and geographic concentrations of the pandemic and any resurgence of the disease; the impact of COVID-19 on the nation’s economy and debt and equity markets and the local economies in the markets in which our real estate assets are located; the development and availability of COVID-19 infection and antibody testing, therapeutic agents and vaccines and the prioritization of such resources among businesses and demographic groups; government financial and regulatory relief efforts that may become available to companies and individuals; and changes in unemployment rates, consumer confidence and equity markets caused by COVID-19.

Index
PART I.	FINANCIAL INFORMATION (Continued)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2021 and 2020
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

Use of Estimates

U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and for the period then ended. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically and the carrying amounts of assets and liabilities are revised in the period that available information supports a change in the carrying amount.

Liquidation Basis of Accounting

Under the liquidation basis of accounting, all assets are recorded at their estimated net realizable value or liquidation value, which represents the estimated amount of net cash that will be received upon the disposition of the assets (on an undiscounted basis). The measurement of real estate assets held for sale is based on current contracts (if any), estimates and other indications of sales value, net of estimated selling costs. To estimate the selling prices of real estate assets held for sale, the Company considers the three traditional approaches to value (cost, income and sales comparison) commonly used by the real estate appraisal community. The applicability and relevancy of each valuation approach as applied may differ by asset. In most cases, the sales comparison approach was accorded the greatest weight. This approach compares a property to other properties with similar characteristics that have recently sold. To validate management’s estimate, the Company also considers opinions from qualified real estate professionals and local real estate brokers and, in some cases, obtained third-party appraisals. The estimated selling costs range from 5.0% to 6.0% of the property sales price.

Liabilities, including estimated costs associated with implementing and completing the Plan, are measured in accordance with U.S. GAAP that otherwise applies to those liabilities. The Company has also recorded the estimated development costs to be incurred to prepare the assets for sale as well as the estimated holding costs to be incurred until the projected sale date and the estimated general and administrative costs to be incurred until the completion of the liquidation of the Company. When estimating development costs, the Company considered third- party construction contracts and estimates of costs to complete based on construction status, progress and projected completion timing. Estimated development costs also include the costs of design and furnishings necessary to prepare and stage the homes for marketing. Holding cost estimates consider property taxes, insurance, utilities, maintenance and other costs to be incurred until the sale of the property is closed. Projected general and administrative cost estimates take into account operating costs, marketing and advertising through the liquidation of the Company.

These estimated amounts are presented in the accompanying consolidated statements of net assets in liquidation.  All changes in the estimated liquidation value of the Company’s real estate held for sale or other assets and liabilities are reflected as a change to the Company’s net assets in liquidation.

Index
PART I.	FINANCIAL INFORMATION (Continued)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2021 and 2020
(Unaudited)

The Company has not recorded any amount for future recoveries from unsettled Causes of Action or Fair Funds in the accompanying consolidated financial statements since they cannot be reasonably estimated. The amount recovered may be material to the Company’s net assets in liquidation.

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

Other Assets

The Company recognizes recoveries from the settlement of Causes of Action when an agreement is executed and collectability is reasonably assured. An allowance for uncollectible settlement installment receivables is recorded when there is doubt about the collectability of the receivable.  Insurance claims are recognized when the insurance company accepts the claim or if a claim is pending and the recoverable amount can be estimated. The Company records escrow receivables at the amount expected to be received when the escrow receivable is released. The Forfeited Assets (Note 7) received from the United States Department of Justice (DOJ), other than cash, have been recorded at their estimated net realizable value. In addition, the Company recognizes other amounts to be received based on contractual terms or when the amounts to be received are certain.

Accrued Liquidation Costs

The Company accrues for estimated liquidation costs to the extent they are reasonably determinable. These costs consist of (a) estimated development costs of the single-family homes under development, other project-related costs, architectural and engineering, project management, city fees, bond payments (net of refunds), furnishings, marketing and other costs; (b) estimated holding costs, including property taxes, insurance, maintenance, utilities and other; and (c) estimated general and administrative costs including payroll, legal and other professional fees, trustee and board fees, marketing and advertising, rent and other office related expenses, interest on financing and other general and administrative costs to operate the Company.

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
For the Three and Nine Months Ended March 31, 2021 and 2020
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

Income Taxes

The Trust is intended to be treated as a grantor trust for income tax purposes and, accordingly, is not subject to federal or state income tax on any income earned or gain recognized by the Trust. The Trust’s beneficiaries will be treated as the owner of a pro-rata portion of each asset, including cash and each liability received by and held by the Trust,  Each beneficiary will be required to report on his or her federal and state income tax return his or her pro-rata share of taxable income, including gains and losses recognized by the Trust. Accordingly, there is no provision for federal or state income taxes recorded in the accompanying consolidated financial statements.

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

Net Assets in Liquidation - Restricted for Qualifying Victims

The Company separately presents the portion of net assets in liquidation that are restricted for Qualifying Victims (Note 7) from the net assets in liquidation that are available to All Interestholders.

Reclassifications

Certain amounts in the June 30, 2020 consolidated statement of net assets in liquidation have been reclassified to conform with the March 31, 2021 presentation.

3)	Real Estate Assets Held for Sale, Net

The Company’s real estate assets held for sale as of March 31, 2021, with comparative information as of June 30, 2020, are as follows ($ in thousands):

	March 31, 2021				June 30, 2020

	Number of Assets	Gross Value	Closing and Other Costs	Net Value	Number of Assets	Gross Value	Closing and Other Costs	Net Value

Single-family homes	8	$161,750	$(9,705)	$152,045	13	$298,368	$(17,072)	$281,296

Other real estate assets:
Lots	-	-	-	-	2	3,500	(193)	3,307
Secured loans	4	1,956	(86)	1,870	4	1,984	(86)	1,898
Other properties	2	1,107	(55)	1,052	13	3,018	(182)	2,836
Subtotal	6	3,063	(141)	2,922	19	8,502	(461)	8,041

Total	14	$164,813	$(9,846)	$154,967	32	$306,870	$(17,533)	$289,337

Index
PART I.	FINANCIAL INFORMATION (Continued)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2021 and 2020
(Unaudited)

The single-family homes, except one, are located in the Los Angeles, California area. One of the single-family homes is listed for sale. All of the other single-family homes are under construction. The loans are secured by properties located primarily in the eastern United States. The other properties are located in the states of Hawaii and New York.

During the three months ended March 31, 2021, the Company did not sell any real estate assets. During the three months ended March 31, 2020, the Company sold two single-family homes, two lots and settled one secured loan for net proceeds of approximately $74,269,000. During the nine months ended March 31, 2021, the Company sold five single-family homes, two lots and eleven other properties for net proceeds of approximately $121,208,000. One of the single-family homes sold during the nine months ended March 31, 2021 was under construction and the buyer assumed the remaining obligations to complete construction of approximately $11,253,000. During the nine months ended March 31, 2020, the Company sold ten single-family homes, eighteen lots, and two other properties and settled three secured loans for net proceeds of approximately $177,974,000.

4)	Restricted Cash

The Company’s restricted cash as of March 31, 2021, with comparative information as of June 30, 2020, is as follows ($ in thousands):

	March 31, 2021	June 30, 2020

Distributions restricted by the Company related to unresolved claims, distributions for recently allowed claims, uncashed distribution checks, distributions withheld due to pending avoidance actions and distributions that the Trust is waiting for further beneficiary information	$4,900	2,372

Interest reserve (Note 9)	1,750	1,750

Fair Funds, legally restricted for distribution	1,236	1,236

Forfeited Assets (Note 7)	28	-

Total restricted cash	$7,914	5,358

Index
PART I.	FINANCIAL INFORMATION (Continued)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2021 and 2020
(Unaudited)

5)	Other Assets

The Company’s other assets as of March 31, 2021, with comparative information as of June 30, 2020, are as follows ($ in thousands):

	March 31, 2021	June 30, 2020

Forfeited Assets (Note 7)	$3,442	$-

Settlement installment receivables, net (a)	838	575

Other	419	208

Insurance claim receivable (b)	-	1,900

Escrow receivables (c)	-	1,500

Total other assets	$4,699	$4,183

(a)	The allowance for uncollectible settlement installment receivables was approximately $9,000 and $40,000 at March 31, 2021 and June 30, 2020, respectively.

(b)	During the three months ended March 31, 2021, the insurance claim receivable was adjusted as a result of a negative court ruling on March 25, 2021.

(c)	Escrow holdbacks relating to two single-family homes sold prior to June 30, 2020, respectively; amounts were released upon completion of repairs and construction.

Index
PART I.	FINANCIAL INFORMATION (Continued)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2021 and 2020
(Unaudited)

6)	Accrued Liquidation Costs

The following is a summary of the items included in accrued liquidation costs as of March 31, 2021, with comparative information as of June 30, 2020 ($ in thousands):

	March 31, 2021	June 30, 2020
Development costs:
Construction costs	$31,515	$67,204
Construction warranty	2,870	2,870
Indirect costs	774	1,407
Bond refunds	(1,355)	(1,562)
Total development costs	33,804	69,919

Holding costs:
Property tax	1,842	5,918
Insurance	1,523	2,125
Maintenance, utilities and other	817	1,518
Total holding costs	4,182	9,561

General and administrative costs:
Legal and other professional fees	10,786	17,588
Payroll and payroll-related	9,364	13,425
State, local and other taxes	2,014	1,725
Board fees and expenses	1,138	2,118
Marketing	666	765
Other	1,374	2,350
Total general and administrative costs	25,342	37,971

Total accrued liquidation costs	$63,328	$117,451

7)	Forfeited Assets - Restricted for Qualifying Victims

The Trust entered into a resolution agreement with the United States Department of Justice (DOJ) which provided that the Trust would receive the assets forfeited (Forfeited Assets) by Robert and Jeri Shapiro. The Bankruptcy Court approved the settlement on September 17, 2020 and the District Court approved the settlement on October 1, 2020.

Index
PART I.	FINANCIAL INFORMATION (Continued)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2021 and 2020
(Unaudited)

The agreement provides for the release of specified forfeited assets by the DOJ to the Trust and for the Trust to liquidate those assets and distribute the net sale proceeds to Qualifying Victims.  Qualifying Victims include the vast majority of Trust beneficiaries (specifically, all former holders of allowed Class 3 and 5 claims and their permitted assigns), but do not include former holders of Class 4 claims. Distributions to Qualifying Victims are allocated pro-rata based on their net allowed claims without considering the (i) 5% enhancement for contributing their causes of action and (ii) 72.5% Class 5 coefficient.

In March 2021, the Trust received certain Forfeited Assets from the DOJ, including cash, wine, jewelry, handbags, clothing, shoes, art, gold and other assets. The Company recorded the total estimated net realizable value of the Forfeited Assets of approximately $3,459,000, which includes a receivable for approximately $1,892,000 of additional cash that the Trust expects to receive from the DOJ (Note 14). The Forfeited Assets included in the Company’s March 31, 2021 and June 30, 2020 consolidated financial statements are as follows:

	March 31, 2021	June 30, 2020

Restricted cash (Note 4)	$28	$-
Other assets (Note 5)	3,442	-
Accounts payable and accrued liabilities	(11)	-

Net assets in liquidation - restricted for Qualifying Victims	$3,459	$-

8)	Net Change In Assets and Liabilities

Restricted for Qualifying Victims:

The following is a summary of the change in the carrying value of assets and liabilities, net during the three and nine months ended March 31, 2021 ($ in thousands):

Index
PART I.	FINANCIAL INFORMATION (Continued)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2021 and 2020
(Unaudited)

	Cash Activities	Remeasure- ment	Total

Real estate assets held for sale, net	$-	$-	$-

Cash and cash equivalents	-	-	-

Restricted cash	28	-	28

Other assets	-	3,442	3,442

Total assets	$28	$3,442	$3,470

Accounts payable and accrued liabilities	$-	$11	$11

Accrued liquidation costs	-	-	-

Total liabilities	$-	$11	$11

Change in carrying value of assets and liabilities, net	$28	$3,431	$3,459

There was no activity relating to net assets restricted for Qualifying Victims during the three and nine months ended March 31, 2020.

Index
PART I.	FINANCIAL INFORMATION (Continued)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2021 and 2020
(Unaudited)

All Interestholders

The following is a summary of the change in the carrying value of assets and liabilities, net during the three months ended March 31, 2021 ($ in thousands):

	Cash Activities	Remeasure- ment	Total

Real estate assets held for sale, net	$(9)	$-	$(9)

Cash and cash equivalents	(11,199)	-	(11,199)

Restricted cash	1,262	-	1,262

Other assets	(287)	(1,091)	(1,378)

Total assets	$(10,233)	$(1,091)	$(11,324)

Accounts payable and accrued liabilities	$42	$30	$72

Accrued liquidation costs	(11,238)	(2,132)	(13,370)

Total liabilities	$(11,196)	$(2,102)	$(13,298)

Change in carrying value of assets and liabilities, net	$963	$1,011	$1,974

The following is a summary of the distributions (declared) reversed, net during the three months ended March 31, 2021 ($ in thousands):

Distributions (declared)	$(50,005)
Distributions reversed	47
Distributions (declared) reversed, net	$(49,958)

Index
PART I.	FINANCIAL INFORMATION (Continued)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2021 and 2020
(Unaudited)

The following is a summary of the change in the carrying value of assets and liabilities, net during the three months ended March 31, 2020 ($ in thousands):

	Cash Activities	Remeasure- ment	Total

Real estate assets held for sale, net	$(74,279)	$14,009	$(60,270)

Cash and cash equivalents	55,324	-	55,324

Restricted cash	1,035	-	1,035

Other assets	(717)	1,484	767

Total assets	$(18,637)	$15,493	$(3,144)

Accounts payable and accrued liabilities	$-	$820	$820

Accrued liquidation costs	(20,367)	3,498	(16,869)

Total liabilities	$(20,367)	$4,318	$(16,049)

Change in carrying value of assets and liabilities, net	$1,730	$11,175	$12,905

The following is a summary of the distributions (declared) reversed, net during the three months ended March 31, 2020 ($ in thousands):

Distributions (declared)	$(78,427)
Distributions reversed	749
Distributions (declared) reversed, net	$(77,678)

Index
PART I.	FINANCIAL INFORMATION (Continued)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2021 and 2020
(Unaudited)

The following is a summary of the change in the carrying value of assets and liabilities, net during the nine months ended March 31, 2021 ($ in thousands):

	Cash	Remeasure-
	Activities	ment	Total

Real estate assets held for sale, net	$(121,186)	$(13,184)	$(134,370)

Cash and cash equivalents	87,650	-	87,650

Restricted cash	2,528	-	2,528

Other assets	(2,164)	(762)	(2,926)

Total assets	$(33,172)	$(13,946)	$(47,118)

Accounts payable and accrued liabilities	$(947)	$423	$(524)

Accrued liquidation costs	(41,236)	(12,887)	(54,123)

Total liabilities	$(42,183)	$(12,464)	$(54,647)

Change in carrying value of assets and liabilities, net	$9,011	$(1,482)	$7,529

The following is a summary of the distributions (declared) reversed, net during the nine months ended March 31, 2021 ($ in thousands):

Distributions (declared)	$(109,932)
Distributions reversed	378
Distributions (declared) reversed, net	$(109,554)

Index
PART I.	FINANCIAL INFORMATION (Continued)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2021 and 2020
(Unaudited)

The following is a summary of the change in the carrying value of assets and liabilities, net during the nine months ended March 31, 2020 ($ in thousands):

	Cash Activities	Remeasure- ment	Total

Real estate assets held for sale, net	$(178,207)	$8,757	$(169,450)

Cash and cash equivalents	119,155	-	119,155

Restricted cash	642	-	642

Other assets	(2,113)	4,040	1,927

Total assets	$(60,523)	$12,797	$(47,726)

Accounts payable and accrued liabilities	$(371)	$1,047	$676

Accrued liquidation costs	(72,082)	6,240	(65,842)

Total liabilities	$(72,453)	$7,287	$(65,166)

Change in carrying value of assets and liabilities, net	$11,930	$5,510	$17,440

The following is a summary of the distributions (declared) reversed, net during the nine months ended March 31, 2020 ($ in thousands):

Distributions (declared)	$(78,427)
Distributions reversed	826
Distributions (declared) reversed, net	$(77,601)

Index
PART I.	FINANCIAL INFORMATION (Continued)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2021 and 2020
(Unaudited)

9)	Credit Agreements

Revolving Line of Credit

On June 19, 2020, two wholly-owned subsidiaries of the Wind-Down Entity entered into a $25,000,000 revolving line of credit (LOC) with a financial institution. The LOC matures on June 19, 2022 but may be extended for one additional year thereafter. The LOC required the borrowers to establish an interest reserve of $1,750,000 (Note 4), which is to be used to pay the potential monthly interest payments. Outstanding borrowings bear interest at a fixed rate of 3.50% per annum. Indebtedness under the LOC was secured by a deed of trust on one property, the personal property associated therewith and the interest reserve. The Wind-Down Entity is the guarantor of the LOC. The Company is required to keep a cash balance of $20,000,000 on deposit with the lender in order to avoid a non-compliance fee of 2% of the shortfall in the required deposit and is required to comply with various covenants.

The property that was collateral for the LOC was sold in December 2020. The LOC agreement provides that the borrower has 60 days after the sale of the collateral to add borrower(s) and additional property(ies) as collateral. During the 60-day period, the available borrowings under the LOC were reduced to $100,000. On February 11, 2021, the LOC was amended.  Two additional wholly owned subsidiaries of the Wind-Down Entity were joined to the LOC as co-borrowers and two properties were added as replacement collateral as allowed for in the original agreement.  As a result of this amendment, the available borrowing commitment was adjusted back up to $25,000,000.  The maturity date of the LOC was changed to January 31, 2023 with an option to extend for one additional year.  There were no other significant changes to the LOC.

As of March 31, 2021, the Company was in compliance with the financial covenants of the LOC. No amounts were outstanding under the LOC as of March 31, 2021 or June 30, 2020.

PPP Loan

On April 20, 2020, the Wind-Down Entity obtained unsecured credit in the form of a loan under the federal government’s Paycheck Protection Program (PPP) in the amount of $324,700. The loan bears interest at a rate of 1.00% per annum. The Company expected to have 100% of the loan balance forgiven and therefore no amounts were accrued under the liquidation basis of accounting as of June 30, 2020. On February 16, 2021, the PPP loan and the related interest were forgiven in full.

10)	Beneficial Interests

The following table summarizes the Liquidation Trust Interests (rounded) for the nine months ended March 31, 2021 and 2020:

Index
PART I.	FINANCIAL INFORMATION (Continued)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2021 and 2020
(Unaudited)

	For the Nine Months Ended March 31,
	2021		2020
Liquidation Trust Interests	Class A	Class B	Class A	Class B

Outstanding at beginning of period	11,518,232	675,558	11,433,623	655,261

Allowed claims	10,367	1,133	85,743	21,334

5% enhancement for certain allowed claims	182	56	459	5

Settlement of claims by cancelling Liquidation
Trust Interests	(15,121)	(435)	(3,640)	(891)

Duplicate claim allowed in error	-	-	(84)	-

Outstanding at end of period	11,513,660	676,312	11,516,101	675,709

Of the 11,513,660 Class A Interests outstanding at March 31, 2021, 11,439,782 are held by Qualifying Victims (Note 7).

Index
PART I.	FINANCIAL INFORMATION (Continued)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2021 and 2020
(Unaudited)

As of the Plan Effective Date, certain claims were disputed. As those disputed claims are resolved, additional Class A Interests and (if applicable) Class B Interests are issued on account of allowed claims. No Class A Interests or Class B Interests are issued on account of disallowed claims. The following table summarizes the unresolved claims against the Debtors as they relate to Liquidation Trust Interests (rounded) for the nine months ended March 31, 2021 and 2020:

	For the Nine Months Ended March 31,
	2021		2020
Liquidation Trust Interests	Class A	Class B	Class A	Class B

Outstanding at beginning of period	193,559	7,118	482,734	34,697

Allowed claims	(10,367)	(1,133)	(85,743)	(21,334)

5% enhancement for certain allowed claims	(32)	-	-	-

Disallowed claims	(44,372)	(974)	(122,433)	(5,406)

Outstanding at end of period	138,788	5,011	274,558	7,957

Of the 138,788 Class A Interests relating to unresolved claims at March 31, 2021, 24,760 would be held by Qualifying Victims (Note 7).

11)	Distributions

The Plan provides for a distribution waterfall that specifies the priority and manner of distribution of available cash to All Interestholders, excluding distributions of the net sales proceeds from Forfeited Assets. Distributions are to be made (a) to the Class A Interests until they have received distributions of $75.00 per Class A Interest; thereafter (b) to the Class B Interests until they have received distributions of $75.00 per Class B Interest; thereafter (c) to each Liquidation Trust Interest (whether a Class A Interest or Class B Interest) until the aggregate of all distributions made pursuant to this clause equals an amount equivalent to interest, at a per annum fixed rate of 10%, compounded annually, accrued on the aggregate principal amount of all Net Note Claims, Allowed General Unsecured Claims and Net Unit Claims, all as defined, treating each distribution pursuant to (a) and (b) above as reductions of such principal amount; and thereafter (d) to the holders of Allowed Subordinated Claims, as defined, until such claims are paid in full, including interest, at a per annum fixed rate of 10% or such higher rate as may be agreed to, as provided for in the Plan, compounded annually, accrued on the principal amount of each Allowed Subordinated Claim, as defined.

On January 2, 2020, a distribution of approximately $53,426,000 was declared which represented $4.50 per Class A Interest. The distribution included (i) a cash distribution on account of then-allowed claims of approximately $51,188,000, which was paid on January 10, 2020 and (ii) a deposit of approximately $2,238,000 into a restricted cash account, which was made on January 10, 2020, for amounts (a) payable for Class A Interests that may be issued in the future upon the allowance of unresolved claims; (b) in respect of Class A Interests issued on account of recently allowed claims; (c) to holders of Class A Interests who failed to cash distribution checks mailed in respect of prior distributions; (d) that were withheld due to pending avoidance actions; and (e) in respect of which the Trust is waiting for further beneficiary information.

Index
PART I.	FINANCIAL INFORMATION (Continued)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2021 and 2020
(Unaudited)

On March 31, 2020, a distribution of approximately $25,000,000 was declared which represented $2.12 per Class A Interest. The distribution included (i) a cash distribution on account of then-allowed claims of approximately $24,193,000, which was paid on April 10, 2020 and (ii) a deposit of approximately $807,000 into a restricted cash account, which was made on April 10, 2020, for amounts (a) payable for Class A Interests that may be issued in the future upon the allowance of unresolved claims; (b) in respect of Class A Interests issued on account of recently allowed claims; (c) to holders of Class A Interests who failed to cash distribution checks mailed in respect of prior distributions; (d) that were withheld due to pending avoidance actions; and (e) in respect of which the Trust is waiting for further beneficiary information.

On July 13, 2020, a distribution of approximately $29,934,000 was declared which represented $2.56 per Class A Interest. The distribution included (i) a cash distribution on account of then-allowed claims of approximately $29,201,000, which was paid on July 16, 2020 and (ii) a deposit of approximately $733,000 into a restricted cash account, which was made on August 25, 2020, for amounts (a) payable for Class A Interests that may be issued in the future upon the allowance of unresolved claims; (b) in respect of Class A Interests issued on account of recently allowed claims; (c) to holders of Class A Interests who failed to cash distribution checks mailed in respect of prior distributions; (d) that were withheld due to pending avoidance actions; and (e) in respect of which the Trust is waiting for further beneficiary information.

On October 19, 2020, a distribution of approximately $29,957,000 was declared which represented $2.56 per Class A Interest. The distribution included (i) a cash distribution on account of then-allowed claims of approximately $29,204,000, which was paid on November 6, 2020 and (ii) a deposit of approximately $753,000 into a restricted cash account, which was made on November 3, 2020, for amounts (a) payable for Class A Interests that may be issued in the future upon the allowance of unresolved claims; (b) in respect of Class A Interests issued on account of recently allowed claims; (c) to holders of Class A Interests who failed to cash distribution checks mailed in respect of prior distributions; (d) that were withheld due to pending avoidance actions; and (e) in respect of which the Trust is waiting for further beneficiary information.

On January 7, 2021, a distribution of approximately $50,005,000 was declared which represented $4.28 per Class A Interest. The distribution included (i) a cash distribution on account of then-allowed claims of approximately $48,665,000, which was paid on January 27, 2021 and (ii) a deposit of approximately $1,340,000 into a restricted cash account, which was made on January 28, 2021, for amounts (a) payable for Class A Interests that may be issued in the future upon the allowance of unresolved claims; (b) in respect of Class A Interests issued on account of recently allowed claims; (c) to holders of Class A Interests who failed to cash distribution checks mailed in respect of prior distributions; (d) that were withheld due to pending avoidance actions; and (e) in respect of which the Trust is waiting for further beneficiary information.

During the three and nine months ended March 31, 2021 and 2020, distributions of approximately $229,000 and $495,000, and $351,000 and $606,000, respectively, were paid from the restricted cash account to holders of Class A Interests as (a) claims were resolved, (b) claims were recently allowed, (c) addresses for holders of uncashed distribution checks were obtained, (d) pending avoidance actions were resolved and (e) further beneficiary information was received.

During the three and nine months ended March 31, 2021 and 2020, as a result of claims being disallowed or Class A Interests being cancelled, approximately $47,000 and $749,000, and $379,000 and $826,000, respectively, were released from the restricted cash account and distributions payable were reduced by the same amount.

Index
PART I.	FINANCIAL INFORMATION (Continued)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2021 and 2020
(Unaudited)

During the three and nine months ended March 31, 2021 and 2020, approximately $197,000 and $37,000, and $431,000 and $149,000, respectively, were received from the Company’s transfer agent and others relating to distribution checks that were returned or not cashed. These amounts were deposited into the restricted cash account and distributions payable were increased by the same amount.

12)	Related Party Transactions

Terry Goebel, a member of the Trust Supervisory Board, is president and a principal owner of G3 Group LA, a construction firm specializing in the development of high-end luxury residences. G3 Group LA is owned by Terry Goebel and his son Kelly Goebel.  As of March 31, 2021, the Company was under contract with G3 Group LA for the development of one single-family home in Los Angeles, California. One additional construction contract was assumed by the buyer of a single-family home in November 2019. As of March 31, 2021 and June 30, 2020, the remaining amounts payable were approximately $5,845,000 and $8,133,000, respectively. During the three and nine months ended March 31, 2021 and 2020, approximately $1,496,000 and $2,877,000, and $5,887,000 and $8,801,000, respectively, were paid by the Company to G3 Group LA.

The Liquidation Trustee of the Trust is entitled to receive 5% of the total gross amount recovered by the Trust from the pursuit of Trust claims and Causes of Action.  During the three and nine months ended March 31, 2021 and 2020, approximately $72,000 and $59,000, and $462,000 and $238,000, respectively, were accrued as amounts due to the Liquidation Trustee.  As of March 31, 2021 and June 30, 2020, approximately $90,000 and $119,000, respectively, were payable to the Liquidation Trustee. These amounts are included in accounts payable and accrued liabilities in the accompanying consolidated statements of net assets in liquidation. During the three and nine months ended March 31, 2021 and 2020, approximately $0 and $0, and $491,000 and $0, respectively, were paid to the Liquidation Trustee.

In November 2019, the Trust entered into an arrangement with Akerman LLP, a law firm based in Miami, Florida of which the Liquidation Trustee is a partner, for the provision, at the option of the Trust on an as-needed basis, of e-discovery and related litigation support services in connection with the Trust’s prosecution of Causes of Action. Under the arrangement, the Trust is charged for the services at scheduled rates per task which, depending on specific task, include flat rates, rates based on the volume of data processed, rates based on the number of data users, the hourly rates of Akerman LLP personnel, or other rates. During the three and nine months ended March 31, 2021 and 2020, approximately $109,000 and $426,000, and $314,000 and $426,000, respectively, were paid related to these services and there are no outstanding payables as of March 31, 2021 or June 30, 2020.

The executive officers of the Wind-Down Entity are entitled to a bonus based on the Wind-Down Entity achieving certain specified cumulative amounts of distributions to the Trust. Based on the carrying amounts of the net assets in liquidation included in the accompanying consolidated statements of net assets in liquidation, approximately $3,040,000 and $3,840,000, were accrued as of March 31, 2021 and June 30, 2020, respectively, as the estimated amount of the bonus (including associated payroll taxes). These amounts are included in the payroll and payroll- related costs portion of accrued liquidation costs in the accompanying consolidated statement of net assets in liquidation. During the three and nine months ended March 31, 2021 and 2020, approximately $1,025,000 and $831,000 and $1,025,000 and $831,000, respectively, were paid related to the bonuses.

13)	Commitments and Contingencies

As of March 31, 2021, the Company had construction contracts, of which approximately $15,200,000 was unpaid.

The Company has a lease for its office space that expires on August 31, 2021. The Company has one three-month option to extend the lease. The amount of rent paid, including common area maintenance and parking charges, during the three and nine months ended March 31, 2021 and 2020 were approximately $76,000 and $74,000, and $221,000 and $208,000, respectively.

Index
PART I.	FINANCIAL INFORMATION (Continued)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2021 and 2020
(Unaudited)

The Company is not presently the defendant in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company.

The Company is not aware of any environmental liabilities that it believes would have a material adverse effect on its net assets in liquidation.

14)	Subsequent Events

The Company evaluates subsequent events up until the date the unaudited consolidated financial statements are issued.

The following table summarizes the Liquidation Trust Interests during the period from April 1, 2021 through May 13, 2021:

Liquidation Trust Interests	Class A	Class B

Outstanding at April 1, 2021	11,513,660	676,312

Allowed claims	1,600	-

5% enhancement for certain allowed claims	-	-

Settlement of claims by cancelling Liquidation Trust Interests	(1,011)	(416)

Outstanding at May 13, 2021	11,514,249	675,896

Index
PART I.	FINANCIAL INFORMATION (Continued)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2021 and 2020
(Unaudited)

The following table summarizes unresolved claims against the Debtors as they relate to Liquidation Trust Interests (rounded) during the period from April 1, 2021 through May 13, 2021:

Liquidation Trust Interests	Class A	Class B

Outstanding at April 1, 2021	138,788	5,011

Allowed claims	(1,600)	-

Disallowed claims	(12,579)	-

Outstanding at May 13, 2021	124,609	5,011

During the period from April 1, 2021 through May 13, 2021, distributions of approximately $230,000 were paid from the restricted cash account.

During the period from April 1, 2021 through May 13, 2021, as a result of claims being disallowed or Class A Interests being cancelled, approximately $789,000 was released from the restricted cash account and distributions payable were reduced by the same amount.

During the period from April 1, 2021 through May 13, 2021, the Trust recorded approximately $769,000 from the settlement of certain Causes of Action. The Company recorded approximately $38,000 as the amount due to the Liquidation Trustee on account of such settlement.

On April 29, 2021, the Company received approximately $1,883,000 of cash from the DOJ relating to Forfeited Assets (Note 7).

During the period from April 1, 2021 through May 13, 2021, the Company sold one single-family home and realized net proceeds of approximately $12,950,000. The Company also has an escrow receivable of approximately $2,500,000 related to this sale, which is to be released upon the Company's completion of construction and obtaining a certificate of occupancy.

As of May 13, 2021, the Company has one single-family home under contract.  Although the contingencies relating to this pending sale have been removed, no assurance can be given that the sale will close.

On May 13, 2021, a distribution in the amount of approximately $30,000,000 was approved which represented $2.58 per Class A Interest. The distribution is payable on or about June 15, 2021. The distribution included (i) a cash distribution on account of then-allowed claims in the amount of approximately $29,400,000, and (ii) a deposit of approximately $600,000 into a restricted cash account, for amounts (a) payable for Class A Interests that may be issued in the future upon the allowance of unresolved claims; (b) in respect of Class A Interests issued on account of recently allowed claims; (c) to holders of Class A Interests who failed to cash distribution checks mailed in respect of prior distributions; (d) that were withheld due to pending avoidance actions; and (e) in respect of which the Trust is waiting for further beneficiary information.

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

Forward-Looking Statements

Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements. Those statements include, without limitation, financial guidance, and projections and statements with respect to expectation of future financial condition, changes in net assets in liquidation, cash flows, plans, targets, goals, objectives and performance of the Trust. Such forward-looking statements also include statements that are preceded by, followed by, or that include the words “believes”, “estimates”, “plans”, “expects”, “intends”, “is anticipated”, “will continue”, “project”, “outlook”,  “evaluate”,  “may”, “could”, “would”, “should” and similar expressions, and all other statements that are not historical facts. All such forward-looking statements are based on the Trust’s current expectations and involve risks and uncertainties which may cause actual results to differ materially from those set forth in such statements. Such risks and uncertainties include the amount of sales proceeds, timing of sales of real estate assets, timing and amount of funds needed to complete construction of single-family homes, amount of general and administrative costs, the number and amount of successful litigations and/or settlements and the ability to recover thereon, the amount of funding required to continue litigations, the continuing impact of the COVID-19 pandemic, interest rates, adverse weather conditions in the regions in which properties to be sold are located, economic and political conditions, changes in tax and other governmental rules and regulations applicable to the Trust and its subsidiaries and other risks and uncertainties identified in Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K, or contained in any of the Trust’s subsequent filings with the SEC. These risks and uncertainties are beyond the ability of the Trust to control, and in many cases, the Trust cannot predict the risks and uncertainties, that could cause its actual results to differ materially from those indicated by the forward-looking statements.

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

Overview

Pursuant to the Plan, the Trust was formed on February 15, 2019 to hold, either directly or indirectly through the Wind-Down Entity and the Wind-Down Subsidiaries, the assets and equity interests formerly owned by the Debtors. Each of the real properties formerly owned by the Debtors was, as of February 15, 2019, owned by one of the Wind-Down Subsidiaries. The purpose of the Wind-Down Entity and the Wind-Down Subsidiaries is to develop (as applicable), market and sell those properties to generate cash. Assets formerly owned by the Debtors other than real estate assets and certain cash were transferred to the Trust. The purpose of the Trust is to receive remittances of cash from the Wind-Down Entity, to resolve disputed claims, to prosecute the Causes of Action, to pay allowed unimpaired claims and, subject to the payment of Trust expenses and the retention of various reserves, to make distributions of cash to All Interestholders in accordance with the Plan.

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

As of March 31, 2021, the number of Liquidation Trust Interests outstanding in each class is as follows:

Class of Interest	Number Outstanding

Class A Liquidation Trust Interests	11,513,660

Class B Liquidation Trust Interests	676,312

For each of the classes of Liquidation Trust Interests, the number of Liquidation Trust Interests outstanding will increase to the extent that the disputed claims become allowed claims.  In addition, the number of Liquidation Trust Interests outstanding will decrease to the extent that claims are settled by cancelling Liquidation Trust Interests.

On December 24, 2019, the Trust’s Registration Statement on Form 10 became effective under the Exchange Act. The trading symbol for the Trust’s Class A Interests is WBQNL. The Trust’s Class A Interests are quoted on OTC Link ATS, the SEC-registered alternative trading system, and are eligible for the Depository Trust Company’s DRS services.

Index
PART I.	FINANCIAL INFORMATION (CONTINUED)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Since the Plan Effective Date through March 31, 2021, the Wind-Down Subsidiaries have disposed of approximately 131 properties for aggregate net sales proceeds of approximately $403.73 million.  As of March 31, 2021, the Company owned fourteen real estate assets with a gross carrying value of approximately $164.81 million. Therefore, it is unlikely that the amount of net sales proceeds that the Company will receive in the future will be consistent with the amount received from the Plan Effective Date through March 31, 2021. During the three months ended March 31, 2021 and 2020, the Company completed the construction of zero and one single-family home, respectively. During the nine months ended March 31, 2021, the Company sold one single-family home that was under construction. The buyer assumed the remaining obligations to complete the construction of the property. The Company expects to complete the liquidation of its assets during the fiscal year ending June 30, 2023.

Discussion of the Company’s Operations

Three months ended March 31, 2021

Consolidated Statement of Changes in Net Assets in Liquidation
For the three months ended March 31, 2021
($ in thousands)

	Restricted for Qualifying Victims	All Interestholders	Total

Net assets in liquidation as of December 31, 2020	$-	$210,476	$210,476

Change in assets and liabilities:
Restricted for Qualifying Victims - change in carrying value of assets and liabilities, net	3,459	-	3,459

All Interestholders:
Change in carrying value of assets and liabilities, net	-	1,974	1,974
Distributions (declared) reversed, net	-	(49,958)	(49,958)
Net change in assets and liabilities	-	(47,984)	(47,984)

Net assets in Liquidation, as of March 31, 2021	$3,459	$162,492	165,951

Net assets in liquidation – Restricted for Qualifying Victims increased by approximately $3.46 million during the three months ended March 31, 2021. The increase was the result of receiving the Forfeited Assets from the DOJ during the three months ended March 31, 2021.

Net assets in liquidation – All Interestholders decreased by approximately $47.98 million during the three months ended March 31, 2021. This decrease was due to: (a) an increase in the carrying value of assets and liabilities of approximately $1.97 million and (b) net distributions of approximately $49.95 million.

The components of the change in the carrying value of assets and liabilities, net are as follows ($ in thousands):

	Restricted for Qualifying Victims	All Interestholders	Total

Recognition of Forfeited Assets	$3,459	$-	$3,459
Remeasurement of assets and liabilities, net	-	2,473	2,473
Settlement recoveries recognized, net	-	1,326	1,326
Adjustment to insurance claim receivable	-	(1,900)	(1,900)
Other	-	75	75

Change in carrying value of assets and liabilities, net	$3,459	$1,974	$5,433

During the three months ended March 31, 2021, the Company:

•	Declared a distribution of $4.28 per Class A Liquidation Trust Interest, which totaled approximately $50.01 million.
•	Signed agreements to settle certain Causes of Action for payment to the Trust of approximately $1.28 million.
•	Recorded Forfeited Assets with an estimated net realizable value of approximately $3.46 million.
•	Paid construction costs of approximately $5.77 million relating to single-family homes under development.

Index
PART I.	FINANCIAL INFORMATION (CONTINUED)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•	Paid holding costs of approximately $0.77 million.
•
Paid general and administrative costs of approximately $4.29 million, including approximately $0.21 million of board member fees and expenses, approximately $1.90 million of payroll and other general and administrative costs and approximately $2.18 million of post Plan Effective Date professional fees.

Three months ended March 31, 2020

Consolidated Statement of Changes in Net Assets in Liquidation
For the three months ended March 31, 2020
($ in thousands)

Net assets in liquidation, as of December 30, 2019	$334,583
Change in assets and liabilities:
Change in carrying value of assets and liabilities, net	12,905
Distributions (declared) reversed, net	(77,678)
Net change in assets and liabilities	(64,773)
Net assets in liquidation, as of March 31, 2020	$269,810

Net assets in liquidation decreased by approximately $64.77 million during the three months ended March 31, 2020. This increase was due to: (a) an increase in the carrying value of assets and liabilities of approximately $12.91 million and (b) net distributions of approximately $77.68 million. The components of the approximately $12.91 million change in the carrying value of assets and liabilities, net are as follows ($ in thousands):

Settlement recoveries recognized, net	$1,120
Sales proceeds in excess of carrying value	16,873
Remeasurement of assets and liabilities, net	(5,345)
Other	257
Change in carrying value of assets and liabilities, net	$12,905

During the three months ended March 31, 2020, the Company:

•	Declared distributions of $4.50 and $2.12 per Class A Liquidation Trust Interest, which totaled approximately $78.43 million.

•	Completed construction of one single-family home (1241 Loma Vista).

•	Sold two single-family homes, two lots and settled one secured loan for net proceeds of approximately $74.27 million.

•
Adopted a strategy to auction certain secured loans and other properties. As a result of this change in strategy, the net carrying value of these real estate assets was reduced by approximately $1.86 million.

•	Signed agreements to settle certain Causes of Action of approximately $1.18 million.

•	Paid construction costs of approximately $11.79 million relating to single-family homes under development.

•	Paid holding costs of approximately $2.11 million.

Index
PART I.	FINANCIAL INFORMATION (CONTINUED)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•
Paid general and administrative costs of approximately $5.52 million, including approximately $0.26 million of board member fees and expenses, approximately $2.23 million of payroll and other general and administrative costs and approximately $3.03 million of post Plan Effective Date professional fees.

Nine months ended March 31, 2021

Consolidated Statement of Changes in Net Assets in Liquidation
For the nine months ended March 31, 2021
($ in thousands)

	Restricted for Qualifying Victims	All Interestholders	Total

Net assets in liquidation as of June 30, 2020	$-	$264,517	$264,517

Change in assets and liabilities:
Restricted for Qualifying Victims - change in carrying value of assets and liabilities, net	3,459	-	3,459

All Interestholders:
Change in carrying value of assets and liabilities, net	-	7,529	7,529
Distributions (declared) reversed, net	-	(109,554)	(109,554)
Net change in assets and liabilities	-	(102,025)	(102,025)

Net assets in Liquidation, as of March 31, 2021	$3,459	$162,492	165,951

Net assets in liquidation – Restricted for Qualifying Victims increased by approximately $3.46 million during the nine months ended March 31, 2021.

Net assets in liquidation – All Interestholders decreased by approximately $102.02 million during the nine months ended March 31, 2021. This decrease was due to: (a) an increase in the carrying value of assets and liabilities of approximately $7.53 million and (b) net distributions of approximately $109.55 million.

The components of the change in the carrying value of assets and liabilities, net are as follows ($ in thousands):

	Restricted for	All
	Qualifying Victims	Interestholders	Total

Recognition of Forfeited Assets	$3,459	$-	$3,459
Settlement recoveries recognized, net	-	8,013	8,013
Carrying value in excess of sales proceeds	-	(1,540)	(1,540)
Remeasurement of assets and liabilities, net	-	2,775	2,775
Adjustment to insurance claim receivable	-	(1,900)	(1,900)
Other		181	181

Change in carrying value of assets and liabilities, net	$3,459	$7,529	$10,988

During the nine months ended March 31, 2021, the Company:

•	Declared three distributions, two each of $2.56 and one of $4.28 per Class A Liquidation Trust Interest, which totaled approximately $109.93 million.

Index
PART I.	FINANCIAL INFORMATION (CONTINUED)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•	Sold five single-family homes, two lots and eleven other properties for net proceeds of approximately $121.16 million.

•	Signed agreements to settle certain Causes of Action for payment to the Trust of approximately $8.44 million.

•	Recorded forfeited assets with an estimated net realizable value of approximately $3.46 million.

•	Paid construction costs of approximately $22.04 million relating to single-family homes under development.

•	Paid holding costs of approximately $4.13 million.

•
Paid general and administrative costs of approximately $14.39 million, including approximately $0.68 million of board member fees and expenses, approximately $6.35 million of payroll and other general and administrative costs and approximately $7.36 million of post Plan Effective Date professional fees.

Nine months ended March 31, 2020

Consolidated Statement of Changes in Net Assets in Liquidation
For the nine months ended March 31, 2020
 ($ in thousands)

Net assets in liquidation, as of June 30, 2019	$329,971
Change in assets and liabilities:
Change in carrying value of assets and liabilities, net	17,440
Distributions (declared) reversed, net	(77,601)
Net change in assets and liabilities	(60,161)
Net assets in liquidation, as of March 31, 2020	$269,810

Net assets in liquidation decreased by approximately $60.16 million during the nine months ended March 31, 2020. This increase was due to: (a) changes in the carrying value of assets and liabilities, net of approximately $17.44 million and (b) net distributions of approximately $77.60 million. The components of the approximately $17.44 million change in the carrying value of assets and liabilities, net are as follows ($ in thousands):

Reduction of state, local and other taxes	$2,890
Settlement recoveries recognized, net	4,596
Sales proceeds in excess of carrying value	20,164
Remeasurement of assets and liabilities, net	(10,660)
Other	450
Change in carrying value of assets and liabilities, net	$17,440

During the nine months ended March 31, 2020, the Company:

•	Declared distributions of $4.50 and $2.12 per Class A Liquidation Trust Interest, which totaled approximately $78.43 million.

Index
PART I.	FINANCIAL INFORMATION (CONTINUED)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•	Completed construction of three single-family homes (25210 Jim Bridger, 1241 Loma Vista and 24055 Hidden Ridge).

•	Sold ten single-family homes, 18 lots, two other properties and settled three secured loans for net proceeds of approximately $177.97 million.

•
Adopted a strategy to auction certain secured loans and other properties. As a result of this change in strategy, the net carrying value of these real estate assets were reduced by approximately $1.86 million.

•	Signed agreements to settle certain Causes of Action of approximately $4.84 million.

•	Paid construction costs of approximately $37.33 million relating to single-family homes under development.

•	Paid holding costs of approximately $8.69 million.

•
Paid general and administrative costs of approximately $17.09 million, including approximately $0.85 million of board member fees and expenses, approximately $5.37 million of payroll and other general and administrative costs and approximately $10.87 million of post Plan Effective Date professional fees.

•	Paid professional fees incurred before the Plan Effective Date of approximately $0.36 million.

Liquidity and Capital Resources

Liquidity

The Company’s primary sources for meeting its capital requirements are its cash, availability under the LOC,  proceeds from the sale of its real estate assets and recoveries from certain Causes of Action. The Company’s primary uses of funds are and will continue to be for distributions, development costs, holding costs and general and administrative costs, all of which the Company expects to be able to adequately fund over the next twelve months from its primary sources of capital.

Capital Resources

In addition to consolidated cash and cash equivalents at March 31, 2021 of approximately $74.61 million (of which approximately $7.91 million is restricted), the capital resources available to the Company and its uses of liquidity are as follows:

Revolving Line of Credit

On June 19, 2020, two wholly-owned subsidiaries of the Wind-Down Entity entered into a $25,000,000 revolving LOC. On February 11, 2021, the LOC was amended.  Two additional wholly owned subsidiaries of the Wind-Down Entity were joined to the LOC as co-borrowers and two properties were added as replacement collateral as allowed for in the original agreement. The maturity date of the LOC was changed to January 31, 2023 with an option to extend for one additional year. The LOC required the borrowers to establish an interest reserve of $1,750,000, which is to be used to pay the potential monthly interest payments. Outstanding borrowings bear interest at a fixed rate of 3.50% per annum. Indebtedness under the LOC is secured by a deed of trust on two properties, the personal property associated therewith and the interest reserve. The Wind-Down Entity is the guarantor of the LOC. The Company is required to keep a cash balance of $20,000,000 on deposit with the lender in order to avoid a non-compliance fee of 2% of the shortfall in the required deposit and is required to comply with various covenants.

Index
PART I.	FINANCIAL INFORMATION (CONTINUED)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

No amounts were outstanding under the LOC as of March 31, 2021 or May 13, 2021.

Sales of Real Estate Assets

The Wind-Down Entity and the Wind-Down Subsidiaries are in the process of developing, marketing and selling their real estate assets.  As of March 31, 2021, one of the single-family homes was listed for sale. All of the other single-family homes are under construction. There can be no assurance as to the amount of net proceeds that the Company will receive from the sale of real estate assets or when the net sales proceeds will be received. As of March 31, 2021, the Company owned fourteen real estate assets with a gross carrying value of approximately $164.81 million. Therefore, it is unlikely that the net proceeds for the nine months ended March 31, 2021 will be indicative of future net proceeds, which may be significantly lower. In addition, it may take longer to sell the properties than the Company has estimated.

Causes of Action and Fair Funds Recoveries

During the three and nine months ended March 31, 2021, the Company recognized approximately $1.33 and $8.01 million, net, respectively, from the settlement of certain Causes of Action. There can be no assurance that the amounts the Company receives from settling other Causes of Action and Fair Funds recoveries in the future will be consistent with the amount recovered during the three and nine months ended March 31, 2021.

Forfeited Assets

Forfeited Assets consist of cash and other assets (jewelry, art, wine, purses, clothing, a car and other items). During the three months ended March 31, 2021, the Trust received certain of the Forfeited Assets from the DOJ. During the three and nine months ended March 31, 2021, the Company recognized approximately $3.46 million and $3.46 million, respectively of Forfeited Assets, including a $1.89 million receivable for cash not yet received from the DOJ.

The Trust is required to distribute the net sale proceeds from liquidating the Forfeited Assets to the Qualifying Victims. Qualifying Victims are the former holders of Class 3 and Class 5 Claims and their permitted assigns. Former holders of Class 4 Claims are not Qualifying Victims. Because of the requirement to distribute the net sale proceeds of the Forfeited Assets to the Qualifying Victims only, the Forfeited Assets at March 31, 2021 are presented in the consolidated statement of net assets as restricted net assets in liquidation. At March 31, 2021, 11,439,782 of the 11,513,660 Class A Interests were held by Qualifying Victims. Of the 138,788 Class A Interests relating to unresolved claims at March 31, 2021, 24,760 would be held by Qualifying Victims.

Uses of Liquidity

The primary uses of the Company’s liquidity are to pay (a) distributions payable, (b) development costs, (c) holding costs, and (d) general and administrative costs. As of March 31, 2021, the Company’s total liabilities were approximately $68.33 million. The total liabilities recorded as of March 31, 2021 may not be indicative of the costs paid in future periods, which may be significantly higher.

Given current cash and cash equivalent balances, projected sales of real estate assets, availability under the LOC, Causes of Action recoveries, distributions declared and expected cash needs, the Company does not expect a deficiency in liquidity in the next twelve months. Due to the uncertain nature of future net sales proceeds, recoveries and costs to be incurred, it is not possible to be certain that the current liquidity will be adequate to cover all future financial needs of the Company. Creating contingent obligation agreements and/or seeking methods to reduce professional costs, including legal fees, and administrative costs are strategies that could be undertaken to address liquidity issues should they arise. These strategies could impact the Company’s ability to maximize recoveries from the settlement of other Causes of Action.

Index
PART I.	FINANCIAL INFORMATION (CONTINUED)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Distributions

Distributions will be made at the sole discretion of the Liquidation Trustee in accordance with the provisions of the Plan and the Trust Agreement. As of May 13, 2021, the Liquidation Trustee has declared six distributions on account of Class A Interests. The distributions are paid on account of the then-allowed claims and a deposit is made into a restricted cash account for amounts (a) payable for Class A Interests that may be issued in the future upon the allowance of unresolved claims, (b) in respect of Class A Interests on account of recently allowed claims, (c) to holders of Class A Interests who failed to cash distribution checks mailed in respect of prior distributions, (d) that were withheld due to pending avoidance actions and (e) in respect of which the Trust is waiting for further beneficiary information.

The following tables summarize the distributions declared, distributions paid and the activity in the restricted cash account for the periods from February 15, 2019 (inception) through March 31, 2021 and from February 15, 2019 (inception) through May 13, 2021:

		$ per Class A Interest	During the Period From February 15, 2019 (inception) through March 31, 2021 ($ in Millions)			During the Period From February 15, 2019 (inception) through May 13, 2021 ($ in Millions)
	Date		Total Declared	Paid	Distribution Reserve Account	Total Declared	Paid	Distribution Reserve Account

Distributions Declared
First	3/15/2019	$3.75	$44.70	$42.32	$2.38	$44.70	$42.32	2.38
Second	1/2/2020	4.50	53.43	51.19	2.24	53.43	51.19	2.24
Third	3/31/2020	2.12	25.00	24.19	0.81	25.00	24.19	0.81
Fourth	7/13/2020	2.56	29.97	29.24	0.73	29.97	29.24	0.73
Fifth	10/19/2020	2.56	29.95	29.20	0.75	29.95	29.20	0.75
Sixth	1/7/2021	4.28	50.01	48.67	1.34	50.01	48.67	1.34
Seventh (a)	5/13/2021	2.58	-	-	-	30.00	-	-
Subtotal		$22.35	$233.06	$224.81	$8.25	$263.06	$224.81	$8.25

Distributions Reversed
Disallowed/cancelled (b)					(2.02)			(2.81)
Returned (c)					0.58			0.58
Subtotal					(1.44)			(2.23)

Distributions Paid from Reserve Account (d)					(1.91)			(2.14)

Distributions Payable, Net				as of 3/31/2021:	$4.90		as of 5/13/2021:	$3.88

(a)	Approved on May 13, 2021.
(b)	As a result of claims being disallowed or Class A Interests being cancelled.
(c)	Distribution checks returned or not cashed.
(d)	Paid as claims are allowed or resolved.

The Liquidation Trustee will continue to assess the adequacy of funds held and expects to make additional cash distributions on account of Class A Interests but does not currently know the timing or amount of any such distribution(s).

Contractual Obligations

As of March 31, 2021, the Company has contractual commitments related to construction contracts totaling approximately $15.20 million. The Company expects to complete the construction of these single-family homes during the fiscal year ending June 30, 2022. The Company has an office lease that expires in August 2021. The Company expects that it will continue to lease office space until the liquidation process is completed.

Quantitative Disclosures about Market Risk

As of March 31, 2021, the Company does not have any market risk exposure as defined by Securities and Exchange Commission Regulation 229.305.

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

Liquidation Basis of Accounting

Under the liquidation basis of accounting, all assets are recorded at their estimated net realizable value or liquidation value, which represents the estimated amount of net cash that may be received upon the disposition of the assets (on an undiscounted basis). Liabilities are measured in accordance with U.S. GAAP that otherwise applies to those liabilities. The Company has not recorded any amount for future recoveries from unsettled Causes of Action or Fair Funds recoveries in the accompanying consolidated financial statements because they cannot be reasonably estimated.

Valuation of Real Estate

The measurement of real estate assets held for sale is based on current contracts (if any), estimates and other indications of sales value, net of estimated selling costs. To determine the value of real estate assets held for sale, the Company considers the three traditional approaches to value (cost, income and sales comparison) commonly used by the real estate appraisal community. The applicability and relevancy of each valuation approach as applied may differ by asset. In most cases, the sales comparison approach was accorded the greatest weight. This approach compares a property to other properties with similar characteristics that have recently sold. To validate management’s estimate, the Company also considers opinions from qualified real estate professionals and local real estate brokers and, in some cases, obtained third-party appraisals.

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

Changes in Carrying Value

On a quarterly basis, the Company reviews the estimated net realizable values and liquidation costs and records any significant changes. The Company will also evaluate an asset when it is under contract for sale and the buyer’s contingencies have been removed. During the period that this occurs, the carrying value of the asset and the estimated closing and other costs will be adjusted, if necessary. If the Company has a change in its plan for the disposition of an asset, the carrying value will be adjusted to reflect this change in the period that the change is approved. The change in value may also include the accrued liquidation costs related to the asset.

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

On October 28, 2020, the Trust filed a federal lawsuit against four defendants that prevailed on the motions to quash service of summons in the California state court action (Rome McGuigan, P.C.; Brian Courtney; Bailey Cavalieri LLC; and Thomas Geyer), as well as a fifth defendant (Ivan Acevedo), and certain “Doe” defendants.”  The case is styled Goldberg v. Rome McGuigan, P.C., et al., Case No. 2:20-cv-09958-JFW-SK (C.D. Cal.).  The complaint contains counts for (i) violations of section 10(b) of the Exchange Act and Rule 10b-5; (i) aiding and abetting fraud; (iii) aiding and abetting breach of fiduciary duty; (iv) negligent misrepresentation; (v) professional negligence; (vi) aiding and abetting conversion; (vii) actual fraudulent transfer; and (viii) constructive fraudulent transfer.  The conduct challenged in the complaint includes certain of the same conduct challenged in the California state court action, and a footnote in the complaint explains:  “Plaintiff filed an action in Los Angeles Superior Court against [four of these defendants] raising some of the claims asserted in this action.  Those defendants filed a motion to quash service, alleging that the court did not have personal jurisdiction.  The Court granted those motions, and Plaintiff appealed.  Plaintiff brings this action to preserve his rights and ensure that his claims against [the defendants] are adjudicated on the merits.  Should the state court appeal be successful, resulting in two cases being simultaneously litigated on the merits in two forums, [plaintiff] will consider dismissing this action and litigating the case in state court.”  On January 4, 2021, the four defendants from the California state court action filed motions to dismiss this federal lawsuit, and on March 4, 2021, the court entered an order granting those motions in part by dismissing the first count (arising under the federal securities laws), without ruling on the remaining counts (arising under state law) in light of potential personal jurisdiction issues.  On March 29, 2021, the same four defendants again moved to dismiss the remaining counts for lack of personal jurisdiction, and on April 23, 2021 the federal court granted those motions. The Trust is considering its appellate options.

Index
PART II.	OTHER INFORMATION (CONTINUED)
Item 1.	Legal Proceedings (Continued)

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

On November 1, 2019, Comerica moved to dismiss the Consolidated Class Action Complaint under Federal Rule of Civil Procedure 12(b)(6) (failure to state a claim upon which relief can be granted) and Federal Rule of Civil Procedure 12(b)(1) (lack of subject matter jurisdiction). With respect to Count 1 (aiding and abetting fraud) and Count 2 (aiding and abetting breach of fiduciary duty), Comerica argued that the Class Plaintiffs’ allegations did not demonstrate that Comerica had actual knowledge of the underlying fraud and breach of fiduciary duty that Comerica is alleged to have aided and abetted; with respect to Count 3 (negligence), Comerica argued that there is no duty of care owed to non-customers of Comerica; and with respect to Count 4 (California Unfair Competition Law), Comerica argued that a claim for unfair competition fails when there is no actual knowledge of fraud or breach of fiduciary duty and no duty owed. In addition, Comerica argued that all causes of action failed to state a claim for the additional reason that Comerica’s filing or non-filing of a Suspicious Activity Report (SAR) under federal law cannot support any of the causes of action, and that the Court lacked subject matter jurisdiction because all of the causes of action belong to the Trust such that the Class Plaintiffs lack standing to pursue them.

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

On August 26, 2020, the putative class filed a First Amended Consolidated Class Action Complaint, which asserted claims for aiding and abetting fraud (Count 1), aiding and abetting breach of fiduciary duty (Count 2), and violations of California’s unfair competition law (Count 3).  Comerica answered the First Amended Consolidated Class Action Complaint on September 16, 2020.  Discovery is now proceeding in the litigation, and on April 16, 2021 the plaintiffs moved to certify a class.  The class certification motion remains pending.  The Court has entered a schedule setting the following dates and deadlines: (i) August 3, 2021 as the fact discovery cut-off; (ii) August 20, 2021 as the deadline to file dispositive motions; (iii) September 7, 2021 as the deadline for initial expert disclosures and reports; (iv) October 22, 2021 as the expert discovery cut-off; (v) December 14, 2021 as the final pretrial conference; and (vi) January 11, 2022 as the start of what is estimated to be a 10-day jury trial.

The Liquidation Trustee asserts that he is a member of the putative class and Comerica disputes that assertion.

Index
PART II.	OTHER INFORMATION (CONTINUED)
Item 1.	Legal Proceedings (Continued)

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

Avoidance actions. The Trust is currently prosecuting numerous legal actions to recover preferential payments, fraudulent transfers, and other funds subject to recovery by the bankruptcy estate.  These actions were filed in the United States Bankruptcy Court for the District of Delaware, are pending before the Honorable J. Kate Stickles, and generally fall into the following categories:

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

The Trust has filed over 400 legal actions of this nature, many of which have been resolved, resulting in recoveries by or judgments in favor of the Trust. Since inception and as of April 30, 2021, the Trust has obtained judgments of approximately $6.8 million and has entered into settlements in approximately 158 legal actions and approximately 245 potential avoidance claims for which litigation was not filed, resulting in an aggregate of approximately $14.6 million of cash payments made or due to the Trust and approximately $9.6 million in reductions of claims against the Trust.

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

•
Actions regarding the Shapiros’ personal assets. On December 4, 2019, the Trust filed an action in the United States Bankruptcy Court for the District of Delaware, Adv. Pro. No. 10-51076 (BLS), Woodbridge Liquidation Trust v. Robert Shapiro, Jeri Shapiro, 3X a Charm, LLC, Carbondale Basalt Owners, LLC, Davana Sherman Oaks Owners, LLC, In Trend Staging, LLC, Midland Loop Enterprises, LLC, Schwartz Media Buying Company, LLC and Stover Real Estate Partners LLC. In this action, the Trust asserts claims under chapter 5 of the Bankruptcy Code and applicable state law for avoidance of preferential and fraudulent transfers together with claims for fraud, aiding and abetting fraud, the unlicensed sale of securities, breach of fiduciary duty and unjust enrichment. The Trust seeks to recover damages and assets held in the names of Robert Shapiro, Jeri Shapiro and their family members and entities owned or controlled by them, which assets the Trust contends are beneficially owned by the Debtors or for which the Debtors are entitled to recover based on the Shapiros’ defalcations, including over $20 million in avoidable transfers.

•
Criminal Proceeding and Forfeiture.  In connection with the United States’ criminal case against Robert Shapiro (Case No. No. 19-20178-CR-ALTONAGA (S.D. Fla. 2019)), Shapiro agreed to the forfeiture of certain assets.  The Trust filed a petition in the Florida court to claim the Forfeited Assets as property of the Debtors’ estates, and therefore as property that had vested in the Trust pursuant to the Plan.  The Trust has entered into an agreement with the United States Department of Justice to resolve its claim.  The agreement was approved by the Bankruptcy Court on September 17, 2020 and was approved by the United States District Court on October 1, 2020.  Among other things, the agreement provides for the release of specified Forfeited Assets by the United States to the Trust, and for the Trust to liquidate those assets and distribute the net sale proceeds to Qualifying Victims, which include the vast majority of Trust beneficiaries—specifically, all former holders of Class 3 and 5 claims and their permitted assigns—but do not include former holders of Class 4 claims. The Trust has taken possession of most of the Forfeited Assets, and is working with the Department of Justice to obtain possession of the remainder of the Forfeited Assets.

•
Wind-Down Group Litigation. The Wind-Down Group owns a portfolio of real estate assets, which includes secured loans and other properties.  As part of its recovery efforts, the Wind-Down Group, through its subsidiaries, is involved in ordinary routine litigation incidental to such assets.  Among other litigation, certain Woodbridge entities (including the Trust, the Wind-Down Entity, and WB 8607 Honoapiilani, LLC) filed an action against Certain Underwriters at Lloyd’s of London in Los Angeles Superior Court, alleging that the defendant insurer breached its obligations under an insurance policy purchased to protect a property owned by WB 8607 Honoapiilani (a subsidiary of the Wind-Down Entity) in Hawaii, which property was destroyed by fire in August 2017.  The Superior Court granted the defendant’s motion for summary judgment, and on March 25, 2021 entered judgment in favor of the defendant.  The judgment provided that plaintiffs take nothing by way of the complaint.  Further, the judgment provided that defendant refund plaintiffs for the premium payments under the insurance policy at issue in the lawsuit (approximately $111,000), less all amounts paid by the defendant in respect of claims under the policy (approximately $98,000) and less defendant’s costs (defendant has requested costs of approximately $10,000).  Plaintiffs are considering their appellate options.

Index
PART II.	OTHER INFORMATION (CONTINUED)

Item 1A.	Risk Factors

Please see the applicable risks in Item 1A of our Annual Report on Form 10-K filed with the SEC on September 28, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In accordance with the Plan, all Liquidation Trust Interests have been issued without registration under the Securities Act.  The Liquidation Trust Interests have been issued only to holders of allowed claims in Class 3, Class 4, and Class 5 entirely in exchange for such claims.  See “Item 1.  Business - D. Plan Provisions Regarding the Company - 2. Treatment under the Plan of holders of claims against and equity interests in the Debtors” of our Annual Report on Form 10-K filed with the SEC on September 28, 2020. During the period from February 15, 2019 (inception) through March 31, 2021, the Trust has issued an aggregate of 11,534,097 Class A Interests and an aggregate of 677,790 Class B Interests. As of March 31, 2021, the Trust has 11,513,660 Class A Interests and 676,312 Class B Interests outstanding. All Liquidation Trust Interests were issued on the Plan Effective Date and from time to time thereafter as soon as practicable as and when claims in respect of which Liquidation Trust Interests were issuable have become allowed.

During the three months ended March 31, 2021, the Trust issued the following Liquidation Trust Interests:

Date of Sale	Number of Class A Interests Sold	Number of Class B Interests Sold	Nature of the Transaction	Consideration Received

March 4, 2021	328.30	-	Allowance of	Allowance of
			claims	claims

March 31, 2021	2,666.67	-	Allowance of	Allowance of
			claims	claims

Total	2,994.97	-

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

Index
PART II.	OTHER INFORMATION (CONTINUED)

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Index
PART II.	OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits

Exhibit	Description

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

10.3*
Agreement and Amendment to Loan and Security Agreement dated December 18, 2020 by and among WB Propco, LLC and WB 141 S. Carolwood, LLC, as Borrowers, Woodbridge Wind-Down Entity, LLC, as Guarantor, and City National Bank of Florida, as Lender.

10.4*
Assumption Agreement and Joinder dated February 11, 2021 by and among WB Propco, LLC, WB 638 Siena, LLC and WB 642 St. Cloud, LLC, as co-borrowers, Woodbridge Wind Down Entity, LLC, as guarantor, and City National Bank of Florida.

10.5*	Amended and Restated Security Agreement dated February 11, 2021 by WB Propco, LLC, WB 638 Siena, LLC and WB 642 St. Cloud, LLC in favor of City National Bank of Florida.

10.6
Amended and Restated Employment Agreement dated July 31, 2019 between Woodbridge Wind-Down Entity LLC and Frederick Chin, incorporated herein by reference to the Registration Statement on Form 10 filed by the Trust on October 25, 2019.

10.7
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

Index
PART II.	OTHER INFORMATION (CONTINUED)

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

10.13
First Amendment to Employment Agreement dated September 24, 2020 between Woodbridge Wind-Down Entity LLC and David Mark Kemper, incorporated herein by reference to the Form 10-K filed by the Trust on September 28, 2020.

10.14
Indemnification Agreement dated November 12, 2019 between Woodbridge Wind-Down Entity LLC and David Mark Kemper, incorporated herein by reference to Amendment No. 1 to Registration Statement on Form 10 filed by the Trust on December 13, 2019.

10.15
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

Woodbridge Liquidation Trust

Date: May 14, 2021	By:	/s/ Michael I. Goldberg

Michael I. Goldberg,
Liquidation Trustee