Form 10-K
period 2021-06-30
Woodbridge Liquidation Trust
filed 2021-09-27
CIK 1785494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the fiscal year ended June 30, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______
Commission File Number 000-56115

Woodbridge Liquidation Trust
(Exact name of registrant as specified in its charter)

Delaware	36-7730868
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 N. Brand Blvd., Suite M Glendale, California	91203
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 765-1550

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Class A Liquidation Trust Interests
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐  Yes  ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐  Yes   ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒  Yes      ☐  No

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.            ☐

Indicate by check mark whether the registrant has filed a report on and attesting to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S. 762(b) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

At December 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s shares of Class A Liquidation Trust Interests held by non-affiliates of the registrant was approximately $166.12 million based upon the average bid and ask price of $14.52. As of December 31, 2020, there were approximately 11.441 million shares of Class A Liquidation Trust Interests held by non-affiliates.

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

None

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

The Woodbridge Liquidation Trust (the “Trust”) is a Delaware statutory trust. It was formed on February 15, 2019, the effective date (the “Plan Effective Date”) of the First Amended Joint Chapter 11 Plan of Liquidation dated August 22, 2018 of Woodbridge Group of Companies, LLC and Its Affiliated Debtors (the “Plan”). The Trust was formed to implement the terms of the Plan. The Plan was confirmed by the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) on October 26, 2018 in the jointly administered chapter 11 bankruptcy cases (the “Bankruptcy Cases”) of Woodbridge Group of Companies, LLC and its affiliated chapter 11 debtors (collectively, the “Debtors”), Case No. 17-12560 (JKS).

In this Annual Report on Form 10-K (“Annual Report”), all beneficial interests in the Trust, including both Class A Liquidation Trust Interests (“Class A Interests”) and Class B Liquidation Trust Interests (“Class B Interests”), are collectively referred to as “Liquidation Trust Interests.”

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

A copy of the Plan is referenced as Exhibit 2.1 to this Annual Report. A copy of the order of the Bankruptcy Court confirming the Plan is referenced as Exhibit 99.1 hereto.

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

The Trust and its wholly-owned subsidiary Woodbridge Wind-Down Entity LLC (the “Wind-Down Entity”) were formed pursuant to the Plan. The purpose of the Trust is to prosecute various causes of action owned by the Trust (the “Causes of Action”), to litigate and resolve claims filed against the Debtors, to pay allowed administrative and priority claims against the Debtors (including professional fees), to receive cash from certain sources and, in accordance with the Plan, to make distributions of cash to Interestholders subject to the retention of various reserves and after the payment of Trust expenses and administrative and priority claims. The Trust has no other purpose. Sources and potential sources of cash include the net proceeds from settlements of various Causes of Action, remittances of cash distributed from the Wind-Down Entity, “Fair Fund” recoveries from the SEC, and assets forfeited to the U.S. Department of Justice by former owners and principals of the Debtors (“Forfeited Assets”).

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

Most of the Debtors filed for chapter 11 bankruptcy protection in December 2017 (certain other Debtors filed cases on later dates). During the Bankruptcy Cases, the major constituencies reached agreements on several matters, including new management for the Debtors, the manner and timing of the liquidation of the Debtors’ assets, and relative priorities to such distributions among creditors. Certain of these agreements were embodied in the Plan, which was confirmed in October 2018 and became effective on February 15, 2019. Under the Plan, holders of certain claims against the Debtors received Class A Interests, which became registered pursuant to Section 12(g) of the Exchange Act on December 24, 2019.

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

Pursuant to the Plan and the Liquidation Trust Agreement of the Trust (as amended, the “Trust Agreement”), a copy of which is referenced as Exhibits 3.2, 3.3 and 3.4 to this Annual Report, distributions to Interestholders are net of the payment of Trust expenses and administrative and priority claims and the retention of various reserves. Such amounts withheld from distributions may include the cost of maintaining, litigating, and resolving Causes of Action, fees and expenses of the Liquidation Trustee and the Supervisory Board, and fees and expenses of the Trust’s attorneys and consultants. Furthermore, cash received from the Wind-Down Group is net of the payment of Wind-Down Group expenses and the retention of reserves by the Wind-Down Group.

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

Distributions will be made at the sole discretion of the Liquidation Trustee in accordance with the provisions of the Plan and the Trust Agreement. Since the Plan Effective Date, the Liquidation Trustee and the Supervisory Board have authorized seven cash distributions to the holders of Class A Interests. The following table summarizes the distributions declared for the period from February 15, 2019 (inception) through September 24, 2021:

Distributions	Date Declared	$ per Class A Interest	Distributions Declared ($ in millions)

First	3/15/2019	$3.75	$44.70
Second	1/2/2020	4.50	53.43
Third	3/31/2020	2.12	25.00
Fourth	7/13/2020	2.56	29.97
Fifth	10/19/2020	2.56	29.95
Sixth	1/7/2021	4.28	50.01
Seventh	5/13/2021	2.58	30.02
Total		$22.35	$263.08

As claims are resolved, additional Class A Interests may be issued or cancelled (see “Part 1, Item 1. Business, D. Plan Provisions Regarding the Company, 2. Treatment under the Plan of holders of claims against and equity interests in the Debtors and 3. Assets and liabilities of the Company”). Therefore, the total amount of a distribution declared may change between the date declared and the date paid.

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

On or about January 23, 2018, the Debtors, the Unsecured Creditors’ Committee, the SEC, and groups of Noteholders and Unitholders entered into a term sheet (the “Joint Resolution”) that resolved the trustee motions and several other matters. The Joint Resolution included, among other provisions, the following key provisions:

•	A new board of managers—with no ties whatsoever to Shapiro—was formed to govern the Debtors (the “New Board”). The New Board consisted of Richard Nevins, M. Freddie Reiss, and Michael Goldberg.

•	The New Board was empowered to select a CEO or CRO, subject to the consent of the Unsecured Creditors’ Committee and the SEC.

•	The New Board was empowered, subject to the SEC’s consent, to select new counsel for the Debtors or to re-confirm Gibson Dunn & Crutcher LLP as counsel for the Debtors.

•	The holders of Units were permitted to form a single one- or two-member fiduciary Unitholder committee (the “Unitholder Committee”) to advocate for the interests of Unitholders.

•	The holders of Notes were permitted to form a single six- to nine-member fiduciary Noteholder committee (the “Noteholder Committee”) to advocate for the interests of Noteholders.

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

During the Bankruptcy Cases, the Debtors sold numerous parcels of owned real property, in each case with Bankruptcy Court approval. Additionally, the major constituencies in the Bankruptcy Cases reached agreements on several matters, including new management for the Debtors, the manner and timing of the liquidation of the Debtors’ assets, and the relative priorities to such distributions among creditors, certain of which agreements were embodied in the Plan.

Under the Plan, on the Plan Effective Date, former Noteholders, Unitholders, and general unsecured creditors holding allowed claims were granted Class A Interests in exchange for their claims. Pursuant to a compromise in the Plan, former Unitholders also received Class B Interests (Unitholders received Class A Interests on account of only 72.5% of their allowed Unit Claims, and received Class B Interests on account of the remaining 27.5% of their allowed Unit Claims).

The Plan incorporated a “netting” mechanism for Note and Unit investors whereby such investors received Liquidation Trust Interests based on their “Net” Note Claim (defined as claims arising from or in connection with any Notes) or their “Net” Unit Claim (defined as claims arising from or in connection with any Units). The netting was achieved by reducing the Note or Unit claim by the aggregate amount of all pre-bankruptcy distributions received by the Noteholder or Unitholder (other than return of principal). For example, a Noteholder holding a Note with a face amount of $100,000 who received $10,000 of “interest” before the Debtors filed bankruptcy would be deemed to hold a Net Note Claim of $90,000. Such Noteholder would receive Class A Interests on account of a $90,000 Net Note Claim.

On December 24, 2019, the Trust’s Registration Statement on Form 10 became effective under the Exchange Act. The trading symbol for the Trust’s Class A Interests is WBQNL. The Trust’s Class A Interests are quoted on the OTC Link ATS, the SEC-registered alternative trading system, and are eligible for the Depository Trust Company’s Direct Registration (DRS) services. The Class B Interests are not registered with the SEC.

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

2.	Treatment under the Plan of holders of claims against and equity interests in the Debtors

The Plan identified 12 types of Claims against and equity interests in the Debtors, eight of which were “classified” (i.e., placed into formalized classes under the Plan) and four of which are not. Claims required to be paid in full under the Plan are referred to as “Unimpaired Claims.” Four types of claims are not classified—(i) claims arising under Bankruptcy Code sections 503(b), 507(a)(2), 507(b), or 1114(e)(2) (“Administrative Claims”), (ii) claims by professionals employed in the Bankruptcy Cases pursuant to Bankruptcy Code sections 327, 328, 1103, or 1104 for compensation or reimbursement of costs and expenses relating to services provided during the period from the Petition Date through and including the Plan Effective Date (“Professional Fee Claims”), (iii) tax claims entitled to priority under Bankruptcy Code section 507(a)(8) (“Priority Tax Claims”), and (iv) debtor-in-possession financing claims (“DIP Claims”). The foregoing claims are all Unimpaired Claims and have been or will be paid in full. Although the amounts may be subject to negotiation based on the Debtors’ and creditors’ records, and to ultimate determination, if necessary, in the Bankruptcy Court, liabilities resulting from any such Administrative Claims, Professional Fee Claims, Priority Tax Claims, and DIP Claims that are allowed are analogous, in substance, to accounts payable. As of September 24, 2021, there were no allowed and unpaid DIP claims. As of September 24, 2021, there were approximately $.01 million of unpaid Administrative Claims, approximately $.18 million of unpaid Priority Tax Claims and no remaining unpaid Professional Fee Claims.

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

Holders of Class 1 Claims are creditors of the Wind-Down Entity, and holders of Class 2 Claims are creditors of the Trust. Although the amounts may be subject to negotiation based on the Debtors’ and creditors’ records, and to ultimate determination, if necessary, in the Bankruptcy Court, liabilities resulting from any such claims that are allowed are analogous, in substance, to accounts payable. As of September 24, 2021, there were no allowed and unpaid Class 1 Claims or Class 2 Claims.

Under the Plan, three Classes of claims, when the claims are allowed under the Plan, entitle the holders thereof to become holders of Liquidation Trust Interests. The holders of these claims belonged, as of the Petition Date, to one or more of the following categories:

•	Standard Note Claims (Class 3)

•	General Unsecured Claims (Class 4)

•	Unit Claims (Class 5)

Standard Note Claims are Claims arising from any and all investments, interests or other rights with respect to any of the seven Debtors identified as a “Fund Debtor” under the Plan that were styled, marketed or sold as “notes,” “mortgages,” or “loans.” As of September 24, 2021, the aggregate outstanding amount of allowed Class 3 Standard Note Claims (net of prepetition distributions of interest) was approximately $702.77 million, including those Class 6 Non-Debtor Loan Note Claims that were reclassified as Class 3 Standard Note Claims in accordance with the Plan. See “Holders of Non-Debtor Loan Note Claims” below. The Trust’s estimate of the aggregate outstanding amount of disputed Class 3 Standard Note Claims as of September 24, 2021 is approximately $0.66 million (net of prepetition distributions of interest).

General Unsecured Claims include any unsecured, non-priority claim asserted against any of the Debtors that is not a Note Claim, Subordinated Claim or Unit Claim, and generally include the claims of trade vendors, landlords, general liability claimants, utilities, contractors, employees and numerous others. As of September 24, 2021, the aggregate outstanding amount of allowed Class 4 General Unsecured Claims was approximately $5.66 million, and the Trust estimates that the aggregate outstanding amount of disputed Class 4 General Unsecured Claims as of September 24, 2021 was approximately $12.22 million.

Unit Claims are Claims arising from any and all investments, interests or other rights with respect to any of the seven Debtors identified as a “Fund Debtor” under the Plan that were styled, marketed or sold as “units.” As of September 24, 2021, the aggregate outstanding amount of allowed Class 5 Unit Claims was approximately $178.77 million, and the Trust estimates that the aggregate outstanding amount of disputed Class 5 Unit Claims as of September 24, 2021 was approximately $1.36 million (in each case, net of prepetition distributions of interest).

Holders of allowed claims in Classes 3, 4 and 5 are deemed to hold an amount and class of Liquidation Trust Interests that is prescribed by the Plan based on the amount of their respective claims, as follows:

•
Each holder of an allowed claim in Class 3 (Standard Note Claims) is deemed to hold one (1) Class A Interest for each $75.00 of Net Note Claims held by the applicable Noteholder with respect to its Allowed Note Claims.

•	Each holder of an allowed claim in Class 4 (General Unsecured Claims) is deemed to hold one (1) Class A Interest for each $75.00 of allowed General Unsecured Claims held by the applicable creditor.

•
Each holder of an allowed claim in Class 5 (Unit Claims) is deemed to hold 0.725 of a Class A Interest and 0.275 of a Class B Interest for each $75.00 of Net Unit Claims held by the applicable Unitholder with respect to its allowed Unit Claims.

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

Distributions of cash by the Trust on account of Class A Interests and Class B Interests are required to be made in accordance with a prescribed priority, referred to as the “Liquidation Trust Interests Waterfall.” (See “Part I, Item 1. Business, D. Plan Provisions Regarding the Company, 4. Liquidation Trust Interests under the Plan.”) Fractional Liquidation Trust Interests, if any, are rounded in accordance with the rounding convention established by the Plan.

Other Classes under the Plan include Subordinated Claims, Non-Debtor Loan Note Claims, and Equity Interests. Although holders of Subordinated Claims are not Interestholders of the Trust, they are deemed to have retained a residual right to receive any cash that remains in the Trust after the final administration of all the Trust assets and payment in full to holders of both Class A Interests and Class B Interests, including interest at the rate and to the extent set forth in the Plan. The Trust does not expect that there will be any such residual cash.1

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

Due to the inherently uncertain nature of litigation, the Trust is unable to make a meaningful estimate of the aggregate value of the Causes of Action that have not been settled or resolved (the “Unresolved Causes of Action”). Therefore, in accordance with the Company’s accounting policies, other than in respect of Causes of Action that are the subject of an executed settlement agreement that are not subject to additional judicial or other approval, no recoveries have been recorded in the Company’s consolidated financial statements for any Unresolved Causes of Action.

The status of outstanding Unimpaired and Impaired Claims as of September 24, 2021 is summarized below, with amounts in millions:

	Estimated Allowed Claims		Disputed Claims at Asserted Amount
Unimpaired Claims (Liabilities)	$0.09		$0.62
Impaired Claims (Beneficial Interests)	$888.35	(a)	$14.24

(a)  Includes an estimated $1.15 million of additional claims expected to be allowed from the approximate $14.24 million of disputed claims.

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

Since the Plan Effective Date, the Trust has received assets from two sources in addition to the Causes of Action.

First, the Trust received approximately $1.24 million from Fair Funds, reflecting recoveries by the SEC as a result of settlements with, among others, Jeri Shapiro and securities brokers engaged in the offer and sale of the Debtors’ securities.

Second, the Trust received assets from the United States Department of Justice that were forfeited by, among others, Robert and Jeri Shapiro.  The Forfeited Assets generally include cash, jewelry, artwork, collectibles, a motor vehicle, wine, valuables and apparel.  The estimated gross value of the assets received is approximately $3.46 million. The Trust may receive additional Forfeited Assets in the future. Distributions of net proceeds of the liquidating sales will be made to Qualifying Victims in accordance with the settlement agreement between the Trust and the United States Department of Justice.

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

4.	Liquidation Trust Interests under the Plan

Each holder of an allowed claim in the Plan’s Class 3 (Standard Note Claims), Class 4 (General Unsecured Claims) and Class 5 (Unit Claims) was granted one or more beneficial interests in the Trust (a Liquidation Trust Interest) of a class (i.e. either Class A and/or Class B) and in an amount prescribed by the Plan and the Trust Agreement, as follows:

•
In the case of an allowed claim in the Plan’s Class 3 (Standard Note Claims), the holder was granted one (1) Class A Interest in the Trust for each $75.00 of Net Note Claims held by the applicable Noteholder with respect to its Allowed Note Claims. Allowed Net Note Claims are determined as the outstanding principal amount of Note Claims held by a particular Noteholder, minus the aggregate amount of all prepetition distributions (other than return of principal) received by such Noteholder.

•
In the case of an allowed claim in the Plan’s Class 4 (General Unsecured Claims), the holder was granted one (1) Class A Interest in the Trust for each $75.00 of allowed General Unsecured Claims held by the applicable creditor.

•
In the case of an allowed claim in the Plan’s Class 5 (Unit Claims), the holder was granted 0.725 of a Class A Interest in the Trust and 0.275 of a Class B Interest in the Trust for each $75.00 of Net Unit Claims held by the applicable Unitholder with respect to its allowed Unit Claims. Allowed Net Unit Claims were determined as the outstanding principal amount of Unit Claims held by a particular Unitholder, minus the aggregate amount of all prepetition distributions (other than return of principal) received by such Unitholder.

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

As of September 24, 2021, $887.20 million of Class 3, Class 4 and Class 5 Claims are Allowed. The Trust estimates, as of September 24, 2021, that approximately $1.15 million of additional Class 3, Class 4 and Class 5 Claims will ultimately be allowed. As more such claims become allowed, additional Liquidation Trust Interests will be granted. The percentage recovery to be received by each Class A Interest holder will be based on (i) the amount of cash ultimately available for distribution to such holders; and (ii) the actual amount of Class 3, Class 4, and Class 5 Claims that ultimately become allowed.

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

Distributions will be made at the sole discretion of the Liquidation Trustee in accordance with the provisions of the Plan and the Trust Agreement. Since the Plan Effective Date, the Liquidation Trustee has declared seven distributions to the Class A Interestholders. The distributions include a cash distribution on account of the then-allowed claims and a deposit is made into a restricted cash account for amounts (a) payable for Class A Interests that may be issued in the future upon the allowance of unresolved claims, (b) in respect of  Class A Interests issued on account of recently allowed claims, (c) for holders of Class A Interests who failed to cash distribution checks mailed in respect of prior distributions, (d) for distributions that were withheld due to pending avoidance actions and (e) for holders of Class A Interests for which the Trust is waiting for further beneficiary information.

The following tables summarize the distributions declared, distributions paid and the activity in the restricted cash account for the periods from February 15, 2019 (inception) through June 30, 2021 and from February 15, 2019 through September 24, 2021:

			During the Period from February 15, 2019 (inception) through June 30, 2021 ($ in Millions)			During the Period from February 15, 2019 (inception) through September 24, 2021 ($ in Millions)
	Date Declared	$ per Class A Interest	Total Declared	Paid	Restricted Cash Account	Total Declared	Paid	Restricted Cash Account

Distributions Declared
First	3/15/2019	$3.75	$44.70	$42.32	$2.38	$44.70	$42.32	$2.38
Second	1/2/2020	4.50	53.43	51.19	2.24	53.43	51.19	2.24
Third	3/31/2020	2.12	25.00	24.19	0.81	25.00	24.19	0.81
Fourth	7/13/2020	2.56	29.97	29.24	0.73	29.97	29.24	0.73
Fifth	10/19/2020	2.56	29.95	29.20	0.75	29.95	29.20	0.75
Sixth	1/7/2021	4.28	50.01	48.67	1.34	50.01	48.67	1.34
Seventh (a)	5/13/2021	2.58	30.02	29.33	0.69	30.02	29.33	0.69
Subtotal		$22.35	$263.08	$254.14	$8.94	$263.08	$254.14	$8.94

Distributions Reversed
Disallowed/cancelled (b)		(2.83)		(2.93)
Returned (c)		.74		.74
Subtotal		(2.09)		(2.19)

Distributions Paid from Reserve Account (d)		(2.16)		(2.20)

Distributions Payable	as of 6/30/2021:	$4.69	as of 9/24/2021:	$4.55

(a) The seventh distribution included the cash the Trust received from Fair Funds.
(b) As a result of claims being disallowed or Class A Interests cancelled.
(c) Distribution checks returned or not cashed.
(d) Paid as claims are allowed or resolved.

As claims are resolved, additional Class A Interests may be issued or cancelled (see “Part 1, Item 1. Business, D. Plan Provisions Regarding the Company, 2. Treatment under the Plan of holders of claims against and equity interests in the Debtors and 3. Assets and liabilities of the Company”). Therefore, the total amount of a distribution declared may change between the date declared and the date paid.

The Plan provides for a Liquidation Trust Interests Waterfall that specifies the priority and manner of distribution of available cash. On each distribution date, the Liquidation Trustee is required to distribute available cash as follows:

•
First, to each Interestholder of Class A Interests pro rata based on such Interestholder’s number of Class A Interests, until the aggregate amount of all such distributions on account of the Class A Interests equals the product of (i) the total number of all Class A Interests and (ii) $75.00;

•
Thereafter, to each Interestholder of Class B Interests pro rata based on such Interestholder’s number of Class B Interests, until the aggregate amount of all such distributions on account of the Class B Interests equals the product of (i) the total number of all Class B Interests and (ii) $75.00;

•
Thereafter, to each Interestholder of a Liquidation Trust Interest (whether a Class A Interest or a Class B Interest) pro rata based on such Interestholder’s number of  Liquidation Trust Interests until the aggregate amount of all such distributions on account of the Liquidation Trust Interests equals an amount equivalent to interest, at a per annum fixed rate of 10%, compounded annually, accrued on the aggregate principal amount of all Net Note Claims, allowed General Unsecured Claims, and Net Unit Claims outstanding from time to time on or after December 4, 2017, treating each distribution of available cash made after the Plan Effective Date pursuant to the immediately preceding two subparagraphs as reductions of such principal amount; and

•
Thereafter, pro rata to the holders of allowed Subordinated Claims until such claims are paid in full, including interest, at a per annum fixed rate of 10% or such higher rate as may be specified in any consensual agreement or order relating to a given Holder, compounded annually, accrued on the principal amount of each allowed Subordinated Claim outstanding from time to time on or after December 4, 2017.

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

Subject to the Plan and the Wind-Down Entity LLC Agreement, the Board of Managers also is charged with the supervision and oversight of the Chief Executive Officer. The Chief Executive Officer of the Wind-Down Entity is Frederick Chin. In addition to the Chief Executive Officer, the Wind-Down Entity had 11 employees as of September 24, 2021.

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

During the remainder of the fiscal year ending June 30, 2022, the Trust plans to continue to engage in the resolution of claims filed against the Debtors, the evaluation and prosecution of the Unresolved Causes of Action, the disposition of Forfeited Assets, and the payment of allowed administrative and priority claims against the Debtors (including professional fees). Subject to the receipt of remittances from the Wind-Down Entity, proceeds from the disposition of Forfeited Assets, the payment of Trust expenses, administrative and priority claims and the retention of various reserves, the Trust also plans to make distributions of cash to Interestholders in accordance with the Plan.

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

As of September 24, 2021, the Wind-Down Group had five single-family homes and six other real estate assets. These six other real estate assets include four secured loans and two other properties.  For additional information regarding the real estate assets, see “Item 2. Properties” of this Annual Report. During the remainder of the fiscal year ending June 30, 2022, the Wind-Down Group expects to complete the construction of the six single-family homes under development. The Wind-Down Group expects to fund its capital requirement for construction as well as its operating costs with cash on hand, proceeds from sales of real estate assets, and if necessary, borrowings under its existing line of credit.

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

Pursuant to the Wind-Down Entity’s Limited Liability Company Agreement, the Wind-Down Entity shall dissolve upon the first to occur of the following: (i) the written consent of the Trust, (ii) the entry of a decree of judicial dissolution under Section 18-802 of the Delaware LLC Act and (iii) the sale or other disposition of all of the Wind-Down Assets.

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

Risks Relating to Pandemics or other Health Crises, such as the Recent Outbreak of the Novel Coronavirus (COVID-19)

The completion of construction of the Company’s development properties may be subject to delays and cost increases, causing delays in distributions in respect of the Liquidation Trust Interests or reductions in the amounts available for such distributions. The Company’s ability to make such distributions in respect of Liquidation Trust Interests depends, in part, on its ability to complete the construction of its properties on a timely basis and at the cost reflected in its consolidated financial statements. In light of the COVID-19 pandemic, certain of the Company’s third-party general contractors stopped work for about three months, which affected several of the Company’s development properties during the summer of 2020. One construction site was closed for about two weeks in later December 2020. Other general contractors may also stop work voluntarily to ensure the safety of their workers or as a result of regulatory requirements. Furthermore, the Company’s active construction sites must comply with regulations imposed by state and local governments in response to the coronavirus outbreak, including COVID-19 safety guidance for construction sites. The implementation of compliance measures may cause increases in the cost of, or delays, including delays in the delivery of custom cabinets, furnishings and other construction materials and supplies. Such delays may have an impact on the cost and timing of completion of construction at the affected properties.  COVID-19 may also result in labor shortages and wage increases, which could impact both timing and costs.

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

The Trust does not expect to generate or receive cash other than from limited sources. The Trust does not expect to receive significant cash other than from remittances to the Trust by the Wind-Down Entity (reflecting the net proceeds of the Wind-Down Group’s liquidation of its portfolio of real estate assets), litigation or settlement by the Trust of its Unresolved Causes of Action.

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

Risks Relating to Uncertainties Relating to Causes of Action

The amount and timing of receipts, if any, from Causes of Action is inherently speculative and risky and cannot be predicted with certainty. The Trust does not expect to receive the proceeds of the Unresolved Causes of Action unless and until it successfully obtains judgments or concludes settlements with respect to such Unresolved Causes of Action and is successful in recovering on such judgments or settlements. The Trust may not be successful in litigating the Unresolved Causes of Action or, if it is successful, there could be a significant delay before any recovery is obtained and distributed (if ever). The outcome of litigation is inherently speculative and uncertain, and there can be no assurance that the Trust will obtain a favorable judgment or settlement with respect to any particular Unresolved Cause of Action. Due to the speculative and risky nature of litigation and settlement efforts, the Company is unable to make any meaningful determination of the potential outcome or value, in the aggregate, of the Unresolved Causes of Action. In addition, even if there is a favorable judgment or settlement, there can be no assurance that the Trust will be able to recover some or all of such judgment or settlement.

Even if there is a recovery based on the Unresolved Causes of Action, there can be no assurances that there will be sufficient funds to make any distributions to Interestholders. Even if the Trust obtains a judgment or settlement based on the Unresolved Causes of Action and successfully recovers funds on account of such judgment or settlement, there can be no assurance that the Interestholders will receive any proceeds from such judgment or settlement. Before Interestholders receive distributions, the Liquidation Trustee must pay Trust expenses and may set aside funds for future expenses or contingencies.

Limited information regarding developments in the Trust’s prosecution of the Unresolved Causes of Action and potential outcomes will be available; therefore, it may be difficult for Interestholders to assess the amount of recovery. The Trust is required to file current and periodic reports with the SEC, as required under the Exchange Act. The SEC reports are expected to include certain information regarding pending Unresolved Causes of Action. However, the Trust’s ability to disclose details of the Unresolved Causes of Action may be limited by the inherent nature and rules of judicial proceedings, including, among other things, proceedings and filings that are sealed by a court, matters involving attorney-client and work product privilege and proceedings that are conducted on a confidential basis by agreement of the parties, such as settlement negotiations. To the extent that information regarding the  Unresolved Causes of Action cannot be provided, it will be difficult for investors in the Liquidation Trust Interests to make any meaningful determination of the potential outcome or value of the Unresolved Causes of Action.

Risks Relating to Real Estate Assets

The Wind-Down Group may not be able to sell its real estate (or “real estate assets”) for its carrying value. The Wind-Down Group has estimated the sales price of its real estate assets. There are many factors which are outside of the Wind-Down Group’s control which may impact the actual sales price of its real estate assets. The actual sales price will be determined through negotiations between the Wind-Down Group and prospective buyers. The actual sales price of the real estate assets may differ materially from the estimates.

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

The Wind-Down Group’s real estate asset portfolio is not diversified. As of June 30, 2021, the vast majority of the estimated value of the Wind-Down Group’s real estate portfolio is derived from six very exclusive and expensive single-family residential properties located, primarily in the Beverly Hills and Bel-Air neighborhoods of Los Angeles and one home in New York. As properties are sold, the Wind-Down Group’s real estate portfolio will become less diversified.  This lack of diversification means that the Wind-Down Group is particularly subject to the risks and fluctuations in the price of high-end residential real property in these markets, and any downturn in these markets would result in a significant and outsized negative impact on the Wind-Down Group.

The Wind-Down Group’s single-family homes are positioned within the high-end of the markets in which they are located and are subject to the costs and risks associated with construction of such properties. High-end single-family homes are defined as homes priced in excess of $10 million. These homes tend to be larger, custom “estate” properties constructed with costly, high-quality or designer materials. They tend also to be situated in highly attractive, affluent hillside neighborhoods featuring panoramic views and special amenities. The high-end market is characterized by relatively high and unpredictable construction costs due to their unique designs, the cost of quality materials installed by highly skilled craftsman and sometimes on challenging hillside locations. Due to their design, engineering and construction complexities, hillside properties are frequently subject to protracted construction periods. Additionally, projected completion schedules may be subject to further delays caused by material and craftsman subcontractor shortages.

High-end single-family homes are subject to the costs and risks of marketing such properties. High-end residential properties commonly require longer average DOM (days on the market) than conventional residential properties. During an extended marketing period, significant holding costs may be incurred to furnish, maintain and own the completed homes. The Wind-Down Group may be required to refresh properties after completion of construction to accommodate prospective purchasers’ requests, which may result in additional costs to complete a sale.

The Wind-Down Group is dependent on the timely and consistent performance of services by third party service providers. To complete the construction of its properties, the Wind-Down Group relies on general contractors, subcontractors, development managers, architects, maintenance personnel and other service providers who are not under the control of the Wind-Down Group. Inadequate or failed performance of services by such third-party providers may subject the Wind-Down Group to delays in completing its properties that may increase the costs of construction.

The Los Angeles market, in which most of the single-family homes owned by the Wind-Down Group are located, may experience a significant slackening of demand. Slowing of demand in the Los Angeles market may further lengthen the number of days the properties remain on the market and negatively affect sales prices. In addition, periods of economic slowdown or recession in the United States and in other countries, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in property values, which would adversely affect the financial position, net assets in liquidation and cash flow of the Wind-Down Group. This would, in turn, adversely affect the Company’s ability to make distributions to its Interestholders.

The Wind-Down Group’s working capital may not be sufficient to complete construction and may be restricted in its ability to access capital to complete construction. As of August 31, 2021, and June 30, 2021, the Wind-Down Group had existing unrestricted cash and cash equivalents of approximately $53.45 million and $34.35 million, respectively. To the extent there are significant construction cost increases, the Wind-Down Group may need to access its $25.00 million revolving line of credit (“New LOC”) to complete construction of the properties currently under construction.

The Wind-Down Group’s failure to meet repayment requirements under the New LOC could harm its financial condition. The repayment of the New LOC would be primarily from the sale of properties.  The Wind-Down Group does not have any other material source of revenue.  Any failure of the Wind-Down Group to have sufficient liquidity to (i) repay principal payments when due or (ii) pay the outstanding balance at the expiration of the credit facility on January 31, 2023 could materially adversely affect the Wind-Down Group’s financial condition and performance.

Risks related to building code and zoning compliance may adversely affect the financial condition and changes in net assets in liquidation of the Wind-Down Group. The Wind-Down Group intends to complete the construction of its remaining high-value single-family homes and, in connection therewith, must comply with zoning and building code requirements and pass frequent building inspections and obtain other approvals to consummate the sale of homes. Delays or difficulties in connection with any of the foregoing may result in additional costs and delays, which depending on market conditions may adversely affect the financial position, net assets in liquidation and cash flow of the Wind-Down Group. This would, in turn, adversely affect the Trust’s ability to make distributions to its Interestholders.

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

Risk related to labor shortages and wage increases may prevent the Wind-Down Group from completing construction at its projected cost. The Wind-Down Group is dependent on skilled contractors and craftsmen at its properties. Labor shortages, wage increases, and other factors beyond the Wind-Down Group’s control may affect the availability and cost of construction labor and may consequently adversely affect the Wind-Down Group’s ability to timely complete construction of its properties at its projected cost. This would, in turn, adversely affect the Trust’s ability to make distributions to its Interestholders.

The Wind-Down Group may remain subject to potential liabilities for construction defects for an extended period of time following the sale of its properties.  In connection with its sales of developed real properties and pursuant to applicable law, the Wind-Down Group may face potential claims for construction defects and property damage for up to 10 years following the completion of construction.  There can be no assurance that contractor’s guaranties and warranties will be adequate to indemnify the Wind-Down Group against all such claims.  In the ordinary course of business, the Wind-Down Group seeks to obtain liability insurance in appropriate amounts in order to address its potential liability for construction defects and property damage.  However, the Company’s ability to continue to do so is subject to factors beyond its control, including the availability and cost of appropriate insurance products.  Furthermore, subject to applicable law and policy limitations, coverage may or may not be available for property damage or certain other liabilities resulting from construction defects.  If contractor’s guaranties and insurance policies were to prove insufficient, the Wind-Down Group may become exposed to further costs, including potentially expensive litigation and significant adverse judgments.  Any significant liabilities resulting from such post-sale obligations may adversely affect the Wind-Down Group’s financial position, net assets in liquidation and cash flow which would, in turn adversely affect the Trust’s ability to make distributions to its Interestholders.  Furthermore, the amount of cash available for distribution to the Trust upon completion of the Wind-Down Group’s activities may be affected by reserves that the Wind-Down Group may be required to set aside in order to make reasonable provision for future or unknown construction defect claims. There is also no guarantee that the estimated reserves will be sufficient to cover unknown future liabilities.

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

Adverse weather conditions and natural disasters could adversely affect the Wind-Down Group’s operations and results. Additionally, the Wind-Down Group may not be able to obtain insurance at reasonable rates for natural disasters and other events which are beyond its control. Adverse weather conditions can delay and increase the costs of construction and may impact buyer demand for properties. In more severe cases, such as wildfires, earthquakes and other natural disasters, weather conditions may damage the Wind-Down Group’s properties, perhaps for prolonged periods, which would negatively affect the value of those properties and the ability to sell them. Southern California, where most of the remaining high-end properties are located, is a seismically active area. Additionally, wildfires are prevalent in this region.

Additionally, although the Wind-Down Group insures its properties against earthquakes (for some properties subject to coverage limitations of insurance), wildfires, and other disasters, it may not be able to obtain insurance for these types of events for all of its properties at reasonable rates. In particular, because the Wind-Down Group’s single-family homes in Los Angeles are located in areas subject to seismic activity and/or wildfires, the Wind-Down Group may not be able to obtain insurance or sufficient insurance coverage against those types of disasters. A devastating natural disaster or other event in the vicinity of one of the properties could result in substantial losses. This would, in turn, adversely affect the Trust’s ability to make distributions to its Interestholders.

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

 Risks Relating to the Liquidation Trust Interests

The Liquidation Trust Interests are not suitable as a long-term investment. The Company intends to complete the liquidation in as short a time as is consistent with the maximization of the value of its assets, without regard to the potential long-term capital appreciation of the real properties owned by the Wind-Down Group. The Company expects to complete the liquidation of its assets during the fiscal year ending June 30, 2024.

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

The Trust cannot predict with certainty the timing or amount of distributions to the Interestholders. It is not possible to predict with certainty the timing and amount of future distributions to Interestholders. The Trust will make distributions to the Interestholders only if and to the extent that it receives remittances from the Wind-Down Entity, proceeds from the Causes of Action or Forfeited Assets, and then only to the extent that such remittances or proceeds exceed any amounts withheld by the Liquidation Trustee for, among other things, payment of, and reserves for, Trust expenses and funding of the prosecution of Unresolved Causes of Action. Such cash receipts cannot be predicted with certainty because they are subject to conditions beyond the Trust’s control or which are inherently uncertain. Remittances by the Wind-Down Entity will depend on the amount and timing of the Wind-Down Group’s sale of its portfolio of real estate properties, as well as the Wind-Down Group’s operating expenses. Cash proceeds from Causes of Action will depend on the Trust obtaining, and recovering on, favorable judgments or settlements with respect to Causes of Action.

The Trust cannot predict with certainty the percentage of distributions to which each holder of a Class A Interest will be entitled. Such percentage will depend on the total number of Liquidation Trust Interests that ultimately are granted. Additional Liquidation Trust Interests will be granted to holders of disputed claims as and when the Trust resolves such claims, at which time they become allowed claims under the Plan. To the extent that additional Liquidation Trust Interests are granted to the holders of allowed claims, the percentage of distributions to which each holder of a Class A Interest is entitled will decrease. To the extent that additional claims are not allowed, no additional Liquidation Trust Interests will be granted in respect thereof and the percentage of distributions to which each holder of a Class A Interest is entitled will increase. As of September 24, 2021, $887.23 million of Class 3, Class 4 and Class 5 Claims have become allowed claims. The Trust estimates, as of September 24, 2021, that an additional approximately $1.15 million of Class 3, Class 4 and Class 5 Claims will ultimately be allowed. However, the actual number of allowed claims may be materially different from the estimate.

The value of the Liquidation Trust Interests is expected to decrease over time. The value of the Liquidation Trust Interests will depend primarily on the anticipated net liquidation value of the remaining assets of the Trust, which is expected to decrease with each cash distribution (if any) made to Interestholders.

The Class A Interests may be thinly traded. The Class A Interests are not listed on any national securities exchange, but instead are traded on the over-the-counter market (OTC Link ATS) under the symbol WBQNL. As a result of relatively low trading volumes for the Class A Interests, the market price for the Class A Interests may be difficult to establish.  Accordingly, the Class A Interests may not be suitable for investors preferring highly liquid securities and may present challenges in profit-taking and other trading risks.

The market price for Class A Interests may be volatile. Many factors could cause the market price of Class A Interests to rise and fall, including the following:

•	Actual or anticipated fluctuations in the Trust’s or the Wind-Down Group’s quarterly or annual financial results;

•	Failure of the Wind-Down Entity to maintain compliance with any financial covenants under its New LOC;

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

To the extent that there is volatility in the price of Class A Interests, the Trust may also become the target of securities litigation. Securities litigation could result in substantial costs and divert the Trustee’s and the Supervisory Board’s attention and the Company’s resources as well as depress the value of Liquidation Trust Interests.

Certain holders of Class A Interests, deemed under the Bankruptcy Code to be “underwriters,” may not be able to sell or transfer their Class A Interests in reliance upon the Bankruptcy Code’s exemption from the registration requirements of federal and state securities laws. Such “statutory underwriters” may include members of the Supervisory Board and holders of ten percent (10%) or more of the Liquidation Trust Interests. Statutory underwriters may not be able to offer or sell their Class A Interests without registration under the Securities Act or applicable state securities (i.e., “blue sky”) laws unless such offer and sale is exempted from the registration requirements of such laws. The offer and sale of Class A  Interests by statutory underwriters in reliance upon an exemption from registration under the Securities Act may require compliance with the requirements and conditions of Rule 144 of such law, including those regarding the holding period, the adequacy of current public information regarding the Trust, sale volume restrictions, broker transactions, and the filing of a notice.

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

The Class A Interests may become the subject of third-party tender offers. The Trust believes that one or more institutional investors have, or in the future may acquire, an interest in conducting a tender offer for the Class A Interests. Such tender offers may be commenced without the offeror having negotiated with the Trust to make price or other terms of the offer more attractive, and without the offeror having sought the Trust’s recommendation of the offer to its holders. As a result of thin trading of the Class A Interests on the over-the-counter market, the liquidity of such securities may be limited and it may be difficult to establish a market price for such securities.  Holders of Class A Interests presented with a tender offer may be at a disadvantage in evaluating such offer.

Risks Relating to Management and Control

The Trust is controlled by the Liquidation Trustee and the Interestholders have no voting rights regarding decisions made on behalf of the Trust. All decisions concerning the Unresolved Causes of Action and distribution of assets of the Trust are to be made by the Liquidation Trustee, in accordance with the terms of the Plan and the Trust Agreement, with approval by the Supervisory Board for certain decisions as set forth in the Trust Agreement. The Interestholders have no right to elect or remove the Liquidation Trustee. The Liquidation Trustee may be removed by Bankruptcy Court order upon the motion of the Supervisory Board and a showing of good cause; provided, however, that the proposed removal and replacement of Michael Goldberg as Liquidation Trustee will require a determination by the Bankruptcy Court that “cause” exists for such removal and replacement using the standard under Bankruptcy Code section 1104 made after notice of such proposed removal and replacement has been provided to the SEC.

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

The Trust has limited control over the Wind-Down Entity. The business and affairs of the Wind-Down Entity are managed by its Board of Managers. The Trust, as the sole member of the Wind-Down Entity, has only limited approval rights over decisions by the Board of Managers. Under the Wind-Down Entity LLC Agreement, the Trust may remove members of the Board of Managers only for Cause, as defined in the Wind-Down Entity LLC Agreement. Furthermore, except in the case of two specified properties, the Trust has approved in advance any property sale by the Wind-Down Group provided that the purchase price for such property is at or above the approved low-case price for such property in the Wind-Down Group’s current business plan. Only in the case of a sale of one or more of the two specified properties, or a sale of another property at a price less than its approved low-case price, is the Wind-Down Entity required to obtain the Trust’s approval for the sale of a property. In the event of a dispute between the Trust and the Wind-Down Entity as to any matter that cannot be resolved between the Trust and the Wind-Down Entity, the Wind-Down Entity LLC Agreement requires that the matter be resolved by the Bankruptcy Court.

Being a public company is expensive and administratively burdensome. The Trust is subject to the periodic reporting requirements of the Exchange Act. The Trust’s status as a reporting company under the Exchange Act causes the Trust to incur additional legal, accounting, financial reporting and other expenses. The Trust expects these rules and regulations to increase its legal and financial compliance costs and to make some activities more time-consuming and costly. The Trust also expects that these rules and regulations may make it more difficult and more expensive for the Trust to obtain director and officer liability insurance and that the Trust may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain approximately the same or similar coverage. As a result, it may be more difficult for the Trust to attract and retain qualified individuals to serve on the Supervisory Board.

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

The Trust may be restricted under applicable federal tax rules from accepting all Fair Fund recoveries and Forfeited Assets. Under applicable IRS rules, liquidating trusts are not permitted to receive or retain cash or cash equivalents in excess of a “reasonable” amount to meet claims and contingent liabilities (including disputed claims) or to maintain the value of the assets during liquidation. It is unclear whether the approximately $5 million cash contributions to the Trust under the Plan, together with any future Fair Fund recoveries or Forfeited Assets, will be determined to be an amount in excess of such limit.

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

The Wind-Down Entity’s and the Trust’s general and administrative costs that are included in accrued liquidation costs may be different than the actual costs incurred. The estimated general and administrative costs may be different than the actual costs as the amounts may be greater than the amount estimated and the length of time required to complete the liquidation process may be longer than the time that was estimated. The actual amount of general and administrative costs will likely be different than the amounts included in the consolidated financial statements and the difference could be material.

The Company’s consolidated financial statements do not include any future recoveries from Unresolved Causes of Action and no future Fair Fund recoveries are expected. The Company’s consolidated financial statements are prepared using the Liquidation Basis of Accounting, under which future cash flows are recorded only if the Company has the ability to reasonably estimate them. Because the Company is unable to reasonably estimate the future recoveries, if any, from Unresolved Causes of Action, and no future Fair Fund recoveries are expected, such items have not been recognized in the Company’s consolidated financial statements. Therefore, the Company’s consolidated financial statements are not expected to provide prospective investors in the Liquidation Trust Interests with meaningful information regarding such future recoveries, the amount of which may be material to the Company’s net assets in liquidation.

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

Any decision on the part of the Company, as an “emerging growth company,” to choose reduced disclosures applicable to emerging growth companies could make the Liquidation Trust Interests less attractive to investors. The Company is an “emerging growth company” as defined in the Securities Act and, for so long as it continues to be an emerging growth company, it may choose to take advantage of certain exemptions from various reporting requirements applicable to other public companies including, but not limited to, the requirement that internal control over financial reporting be audited by the Company’s independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure requirements regarding executive compensation and the extended transition period for complying with new or revised financial accounting standards. The Company may take advantage of these provisions for up to five years or such earlier time that the Company is no longer an emerging growth company. No assurance can be given that this reduced reporting will not have an impact on the price of the Class A Interests.

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

As of September 24, 2021, the Company’s principal properties are five single-family homes, all of which were under development. The Company expects that the homes will be completed during fiscal year ending June 30, 2022. Although this construction schedule is based on assumptions believed to be reasonable, residential real property construction is subject to many potential risks and delays, and no assurance can be given that the anticipated completion schedule will be realized.

The following is a list of the five single-family homes held by the Company as of September 24, 2021:

Address[2]	City	Area	State	Zip	Sq. Ft. (Rounded)	Lot Size (Acres)

41 King Street	New York	Hudson Square	NY	10014	6,400	.30
2600 Hutton	Los Angeles	Beverly Hills	CA	90210	6,500	.73
10733 Stradella	Los Angeles	Bel Air	CA	90077	6,200	2.52
638 Siena Way[3]	Los Angeles	Bel Air	CA	90077	17,400	.85
642 St. Cloud Road[3]	Los Angeles	Bel Air	CA	90077	29,000	1.07

Item 3.	Legal Proceedings

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

2 All the properties identified on this table are being constructed as single-family homes except for the New York property, which is being constructed as a townhouse.
3 Serves as collateral for the New LOC as described in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity, Capital Resources and Uses of Liquidity - Capital Resources.”

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

Comerica Bank litigation. On August 6, 2021, the Trust agreed to the terms of a settlement of two pending actions against Comerica Bank.  The terms of the settlement, reached following negotiations with Comerica Bank and the plaintiffs in a putative class action against Comerica Bank in the United States District Court for the Central District of California (the “District Court”), are the subject of a Settlement Agreement among the plaintiffs, Comerica Bank, and the Trust (“Comerica Settlement Agreement”).  Comerica Bank is the institution at which the Debtors maintained all of their bank accounts, and these actions arise out of the Debtors’ former banking relationships with Comerica Bank.  The Comerica Settlement Agreement is referenced hereto as Exhibit 10.16.

The Comerica Settlement Agreement resolves two actions.  One of the actions, captioned In re Woodbridge Investments Litigation, Case No. 2:18-cv-00103-DMG-MRW (C.D. Cal.), is a consolidated putative class action in District Court brought on behalf of former noteholders and unitholders of the Debtors (the “California Class Action”).  The California Class Action is comprised of five separate lawsuits filed between January 4, 2018 and April 26, 2018 and, as consolidated, asserted claims for aiding and abetting fraud, aiding and abetting breach of fiduciary duty, negligence, and violations of California’s unfair competition law.  The Trust believes that it is the largest member of the putative class in the California Class Action, as holder of approximately 60.9% of all claims against Comerica based on the claims contributed to the Trust by former investors of the Debtors.

The other action resolved by the settlement, captioned Michael I. Goldberg as trustee for the Woodbridge Liquidation Trust v. Comerica Bank, Adv. Pro. No. 20-ap-50452-BLS (Bankr. D. Del.), is an adversary proceeding pending in the Bankruptcy Court, in which the Trust has asserted claims against Comerica Bank for fraudulent transfers under the California Civil Code the (the “Delaware Adversary Action”). The Delaware Adversary Action also incorporates the claims asserted against Comerica Bank in the California Class Action to the extent that such claims may ultimately be determined to belong to the Debtors’ estates rather than to individual former noteholders and unitholders.

Under the terms of the Comerica Settlement Agreement, the California Class Action is required to be settled as a class action, subject to District Court approval, on the basis of a class defined to consist of (i) the Trust, as assignee of the claims of the holders of Net Claims (as defined in the Settlement Agreement) in Class 3 (Standard Note Claims, as defined in the Plan) and Class 5 (Unit Claims, as defined in the Plan) of the Plan who are Contributing Claimants (as defined in the Plan) and (ii) the holders of Net Claims (as defined in the Settlement Agreement) in Class 3 (Standard Note Claims, as defined in the Plan) and Class 5 (Unit Claims, as defined in the Plan) of the Plan who are not Contributing Claimants (as defined in the Plan).  For purposes of distributions under the Settlement Agreement, the holders of Net Claims who are not Contributing Claimants are deemed to be the holders of such Net Claims as of February 15, 2019.

Under the Comerica Settlement Agreement, Comerica Bank has agreed to pay (including through its insurers) an aggregate of $54.5 million, consisting of $54.2 million to settle the California Class Action (the “Class Payment”) and $300,000 to settle the Delaware Adversary Action (the “FT Payment”).  The Class Payment is intended to provide recoveries to members of the plaintiff class and to fund, in amounts to be determined by the District Court, the legal fees of plaintiffs’ counsel in the California Class Action, not to exceed 25% of the California Class Action settlement payment, the costs of administering the settlement, and certain incentive award for the class representatives.  Under the Comerica Settlement Agreement, Comerica Bank (and certain related parties) is required to be released from all claims advanced, or that could have been advanced, related to the facts alleged in the California Class Action or the Delaware Adversary Action.

The settlement amount is to be paid within ten business days of the Settlement Effective Date (as defined in the Comerica Settlement Agreement).  The Net Class Consideration (defined as the Class Payment minus Court-awarded attorneys’ fees and costs) is required to be distributed to class members as set forth in the Settlement Agreement, resulting in a distribution to the Trust of approximately 60.9% of the Net Class Consideration (corresponding to the Trust’s holding of approximately 60.9% of all claims against Comerica based on the claims contributed to the Trust by former investors of the Debtors).  No costs of administration or incentive award will be deducted from the Trust’s share of the Net Class Consideration.  The Trust has agreed not to opt out of the settlement with respect to these claims.  The FT Payment is required to be distributed to the Trust. The FT Payment is not subject to reduction for any reason, including attorneys’ fees, costs of administration, or incentive awards.

The proposed settlement of the California Class Action is subject to court approval, and settlement of the Delaware Adversary Action is subject to settlement of the Class Action. Court approval and payment of the proposed settlement amounts is expected by the first quarter of calendar year 2022 but could be delayed by appeals or other proceedings.  Additionally, Comerica has the right to terminate the settlement if class members accounting for more than an agreed amount of claims elect to opt out of the settlement.

On September 3, 2021, the court entered an order granting preliminary approval to the settlement of the California Class Action.

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

The Trust has filed over 400 legal actions of this nature, many of which have been resolved, resulting in recoveries by or judgments in favor of the Trust. Since inception and as of August 31, 2021, the Trust has obtained judgments of approximately $8.17 million and has entered into settlements in approximately 195 legal actions and approximately 245 potential avoidance claims for which litigation was not filed, resulting in an aggregate of approximately $16.25 million of cash payments made or due to the Trust and approximately $9.93 million in reductions of claims against the Trust.

In addition, other legal proceedings are being prosecuted by the Trust and United States governmental authorities, which actions may result in recoveries in favor of the Trust. Such actions currently include:

•
Fraudulent transfers and fraud (against former agents). These actions, which arise under chapter 5 of the Bankruptcy Code and applicable state law governing fraudulent transfers, seek to avoid and recover payments made by the Debtors during the course of the Ponzi scheme (from July 2012 through the December 4, 2017 bankruptcy filing) for commissions to former agents, as well as for fraud, aiding and abetting fraud, and the unlicensed sale of securities asserted by the Trust based on claims contributed to the Trust by defrauded investors. These actions were filed by the Trust in the United States Bankruptcy Court for the District of Delaware between November 15, 2019 and December 4, 2019. Actions of this type are also being pursued by the SEC, and it is the Trust’s understanding that any recoveries obtained by the SEC will be transmitted to the Trust pursuant to a Fair Fund established by the SEC.

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

•
Criminal Proceeding and Forfeiture.  In connection with the United States’ criminal case against Robert Shapiro (Case No. No. 19-20178-CR-ALTONAGA (S.D. Fla. 2019)), Shapiro agreed to the forfeiture of certain assets.  The Trust filed a petition in the Florida court to claim the Forfeited Assets as property of the Debtors’ estates, and therefore as property that had vested in the Trust pursuant to the Plan.  The Trust has entered into an agreement with the United States Department of Justice to resolve its claim.  The agreement was approved by the Bankruptcy Court on September 17, 2020 and was approved by the United States District Court on October 1, 2020.  Among other things, the agreement provides for the release of specified Forfeited Assets by the United States to the Trust, and for the Trust to liquidate those assets and distribute the net sale proceeds to Qualifying Victims, which include the vast majority of Trust beneficiaries—specifically, all former holders of Class 3 and 5 claims and their permitted assigns—but do not include former holders of Class 4 claims. The Trust has taken possession of the Forfeited Assets.

Wind-Down Group Litigation. The Wind-Down Group owns a portfolio of real estate assets, which includes secured loans and other properties.  As part of its recovery efforts, the Wind-Down Group, through its subsidiaries, is involved in ordinary routine litigation incidental to such assets.  Among other litigation, certain Woodbridge entities (including the Trust, the Wind-Down Entity, and WB 8607 Honoapiilani, LLC) filed an action against Certain Underwriters at Lloyd’s of London in Los Angeles Superior Court, alleging that the defendant insurer breached its obligations under an insurance policy purchased to protect a property owned by WB 8607 Honoapiilani (a subsidiary of the Wind-Down Entity) in Hawaii, which property was destroyed by fire in August 2017.  The Superior Court granted the defendant’s motion for summary judgment, and on March 25, 2021 entered judgment in favor of the defendant.  The judgment provided that plaintiffs take nothing by way of the complaint.  Further, the judgment provided that defendant refund plaintiffs for the premium payments under the insurance policy at issue in the lawsuit ($110,829.43), less all amounts paid by the defendant in respect of claims under the policy ($97,770.38) and less defendant’s costs (defendant has requested costs of $9,874.71).  Plaintiffs have appealed the judgment.

Item 4.	Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Trust has two classes of common equity:  Class A Interests and Class B Interests.  Neither class is listed on any national securities exchange.

Class A Interests are traded on the over-the-counter market (OTC Link® ATS) under the trading symbol WBQNL.  Over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.  As of September 24, 2021, there were approximately 7,091 holders of record of the Class A Interests.

Since issuance, Class B Interests have not been transferable except by operation of law or by will or the laws of descent and distribution.  Accordingly, there has not been any established public trading market for the Class B Liquidation Trust Interests or any available price quotations.  As of September 24, 2021, there were approximately 1,182 holders of record of the Class B Interests.

Dividends and Distributions

Liquidation Trust Interests represent a right to receive a pro rata portion of distributions by the Trust pursuant to the terms of the Plan and the Trust Agreement.  Since the Plan Effective Date, the Liquidation Trustee has authorized seven cash distributions to the holders of Class A Interests.  See “Item 1. Business – A.  Overview” of this Annual Report.  The Liquidation Trustee will continue to assess the adequacy of funds held and expects to make one or more additional distributions to Interestholders, but does not currently know the timing or amount of any such distributions(s).  Additional cash distributions will be subject to, among other things, the establishment of reasonable reserves for contingent liabilities and future costs and expenses. Pursuant to the Plan and the Trust Agreement, all distributions are net of any costs and expenses incurred by the Trust in connection with administering, litigating or otherwise resolving the various Causes of Action of the Trust and operating the Trust. Amounts withheld and not distributed may also include fees and expenses of the Liquidation Trustee, premiums for directors and officers insurance, and other insurance and fees and expenses of attorneys and consultants.

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

Sales of unregistered securities

In accordance with the Plan, all Liquidation Trust Interests have been issued without registration under the Securities Act.  The Liquidation Trust Interests have been issued only to holders of allowed claims in Class 3, Class 4, and Class 5 entirely in exchange for such claims.  See “Item 1.  Business - D. Plan Provisions Regarding the Company - 2. Treatment under the Plan of holders of claims against and equity interests in the Debtors” of this Annual Report.  During the period from February 15, 2019 (inception) through June 30, 2021, the Trust has issued an aggregate of 11,535,697 Class A Interests and an aggregate of 677,790 Class B Interests. As of June 30, 2021, the Trust has 11,512,855 Class A Interests and 675,784 Class B Interests outstanding.  All Liquidation Trust Interests were issued on the Plan Effective Date or from time to time thereafter as soon as practicable as and when claims in Class 3, Class 4 or Class 5 have become allowed.

During the three months ended June 30, 2021, the Trust issued the following Liquidation Trust Interests:

Date of Sale	Number of Class A Interests Sold	Number of Class B Interests Sold	Nature of the Transaction	Consideration Received

April 16, 2021	1,600.00	-	Allowance of claims	Allowance of claims
Total	1,600.00	-

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

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of September 24, 2021, and June 30, 2021, the number of Liquidation Trust Interests outstanding in each series is as follows:

	Number Outstanding as of
	September 24, 2021	June 30, 2021

Class A Interests	11,511,765	11,512,855
Class B Interests	675,617	675,784

For each of the classes of Liquidation Trust Interests, the number of Liquidation Trust Interests outstanding will increase to the extent that disputed claims become allowed claims.

Since the Plan Effective Date through June 30, 2021, the Wind-Down Group has disposed of approximately 137 properties for aggregate net sale proceeds of approximately $416.79 million.  During the period July 1, 2021 through September 24, 2021, the Company sold two single-family homes and realized proceeds of approximately $42.45 million. As of June 30, 2021, the Company owned thirteen real estate assets (including six single-family homes under construction and one single-family home listed for sale) with a gross carrying value of approximately $149.80 million. Therefore, the amount of net proceeds from the sale of real estate assets in the future will be less than the amount realized from the Plan Effective Date through June 30, 2021. The Company expects to complete the liquidation of its assets during the fiscal year ending June 30, 2024

Discussion of the Company’s Operations

Year ended June 30, 2021

The following is a summary of the Consolidated Statement of Changes in Net Assets in Liquidation for the year ended June 30, 2021:

Consolidated Statement of Changes in Net Assets in Liquidation
For the year ended June 30, 2021
($ in thousands)

	Restricted for Qualifying Victims	All Interestholders	Total

Net assets in liquidation as of June 30, 2020	$-	$264,517	$264,517

Change in assets and liabilities:
Restricted for Qualifying Victims - change in carrying value of assets and liabilities, net	3,167	-	3,167

All interestholders:
Change in carrying value of assets and liabilities, net	-	644	644
Distributions (declared) reversed, net	-	(138,788)	(138,788)
Net change in assets and liabilities	-	(138,144)	(138,144)

Net assets in liquidation, as of June 30, 2021	$3,167	$126,373	129,540

Net assets in Liquidation – Restricted for Qualifying Victims increased by approximately $3.17 million during the year ended June 30, 2021.

Net assets in liquidation – All Interestholders decreased approximately $138.14 million during the year ended June 30, 2021. This decrease was due to a reduction in carrying value of assets and liabilities, net of $0.64 million and distributions declared, net of approximately $138.78 million (distributions declared of $139.95 million, less distributions reversed of $1.17 million for disallowed claims). The components of the changes in carrying value of assets and liabilities, net are as follows ($ in thousands):

	Restricted for Qualifying Victims	All Interestholders	Total

Recognition of Forfeited Assets	$3,459	$-	$3,459
Sales proceeds in excess of carrying value	-	5,180	5,180
Remeasurement of assets and liabilities, net	(308)	(12,271)	(12,579)
Settlement recoveries recognized, net	-	9,339	9,339
Adjustment to insurance claim receivable	-	(1,900)	(1,900)
Other	16	296	312

Change in carrying value of assets and liabilities, net	$3,167	$644	$3,811

During the year ended June 30, 2021, the Company:

•
Declared distributions of $2.56, $2.56, $4.28 and $2.58 per Class A Interest, which totaled approximately $29.97 million, approximately $29.95 million, approximately $50.01 million and approximately $30.02 million, respectively.

•
Completed construction of two single-family homes (1966 Carla Ridge and 10721 Stradella), both of which were sold prior to construction being completed during the year ended June 30, 2020. 1432 Tanager was under construction when it was sold in August 2020 and the buyer assumed the remaining obligations to complete construction of the property of approximately $10 million.

•
Accrued approximately $12.95 million of additional general and administrative costs following management’s determination that an additional year would be needed to resolve the Unresolved Causes of Action and carry out the Company’s liquidating activities. The costs are primarily legal and professional fees, payroll and payroll-related, directors and  officers insurance and board fees and expenses. These costs are included in accrued liquidation costs (Note 6).

•	Sold six single-family homes, two lots and eleven other properties for net proceeds of approximately $134.16 million.

•	Paid construction costs of approximately $27.29 million relating to the single-family homes under development.

•	Paid holding costs of approximately $4.37 million.

•	Signed agreements to settle Causes of Action of approximately $9.84 million.

•	Recognized Forfeited Assets which are restricted for Qualifying Victims of approximately $3.46 million, including $1.84 million of cash.

•
Paid general and administrative costs of approximately $18.10 million, including approximately $9.83 million professional fees, approximately $7.39 million of payroll and related costs and approximately $0.88 million of board member fees and expenses.

Year ended June 30, 2020

          The following is a summary of the Consolidated Statement of Changes in Net Assets in Liquidation for the year ended June 30, 2020:

Consolidated Statement of Changes in Net Assets in Liquidation
For the year ended June 30, 2020
(In Thousands)

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

Settlement recoveries recognized, net	$5,061
Sales proceeds in excess of carrying value	19,964
Remeasurement of assets and liabilities, net	(16,970)
Reduction of state, local and other taxes	2,890
Other	389
Change in carrying value of assets and liabilities, net	$11,334

  During the year ended June 30, 2020, the Company:

•	Declared distributions of $4.50 and $2.12 per Class A Interest, which totaled approximately $53.43 and $25.00 million, respectively.

•
Completed construction of four single-family homes (25210 Jim Bridger, 1241 Loma Vista, 24055 Hidden Ridge, 1471 Forest Knoll). The 1241 Loma Vista and 24055 Hidden Ridge single-family homes were sold during the year ended June 30, 2020. The 25210 Jim Bridger single-family home was sold in August 2020.

•	Sold twelve single-family homes, 33 lots, two other properties and settled three secured loans for net proceeds of approximately $201.33 million.

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

•
Paid general and administrative costs of approximately $23.48 million, including approximately $15.35 million of post Plan Effective Date professional fees, approximately $7.05 million of payroll and related costs and approximately $1.08 million of board member fees and expenses.

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

Liquidity, Capital Resources and Uses of Liquidity

Liquidity

The Company’s only sources for meeting its capital requirements are its cash and cash equivalents, its New LOC availability, proceeds from the sale of its real estate assets and recoveries on Causes of Action. The Company’s primary uses of funds are and will continue to be for development costs, holding costs and general and administrative costs, all of which the Company expects to be able to adequately fund over the next 12 months from its primary sources of capital.

Capital Resources

In addition to consolidated cash and cash equivalents at June 30, 2021 of approximately $53.64 million (of which approximately $8.27 million is restricted), the capital resources available to the Company are as follows:

•
Revolving Line of Credit:  On June 19, 2020, two wholly-owned subsidiaries of the Wind-Down Entity entered into a $25,000,000 New LOC.  On February 11, 2021, the New LOC was amended.  Two additional wholly owned subsidiaries of the Wind-Down Entity were joined to the New LOC as co-borrowers and two properties were added as replacement collateral as allowed for in the original agreement. The maturity date of the New LOC was changed to January 31, 2023 with an option to extend for one additional year, subject to the availability of collateral. The New LOC required the borrowers to establish an interest reserve of $1,750,000, which is to be used to pay the potential monthly interest payments. Outstanding borrowings bear interest at a fixed rate of 3.50% per annum. Indebtedness under the New LOC is secured by a deed of trust on two properties, the personal property associated therewith and the interest reserve. The Wind-Down Entity is the guarantor of the New LOC. The Company is required to keep a cash balance of $20,000,000 on deposit with the lender in order to avoid a non-compliance fee of 2% of the shortfall in the required deposit and is required to comply with various covenants.  As of June 30, 2021, no amounts were outstanding under the New LOC.

•
Sales of Real Estate:  The Wind-Down Group is in the process of developing, marketing and selling its real estate assets, all of which are held for sale.  One single-family home was listed for sale and six single-family homes were under construction as of June 30, 2021. As of June 30, 2021, the Company owned a total of thirteen real estate assets with a gross carrying value of approximately $149.80 million. Therefore, it is unlikely that the net proceeds for the year ended June 30, 2021 will be indicative of future net proceeds, which may be significantly lower. The net proceeds from the sales of real estate for the year ended June 30, 2021 may not be indicative of future net proceeds and may be significantly lower. In addition, it may take longer to sell the properties than the Company has estimated.

•
Recoveries:  During the year ended June 30, 2021, the Company recognized approximately $9.84 million from the settlement of Causes of Action. There can be no assurance that the amounts the Company recovers from settling Causes of Action in the future will be consistent with the amount recovered during the year ended June 30, 2021.

•
Forfeited Assets:  Forfeited Assets consist of cash and other assets (jewelry, art, wine, purses, clothing, a car and other items). During the year ended June 30, 2021, the Trust received certain of the Forfeited Assets from the DOJ. During the year ended June 30, 2021, the Company recognized approximately $3.46 million of Forfeited Assets. The Trust may receive additional Forfeited Assets in the future.

The Trust is required to distribute the net sale proceeds from liquidating the Forfeited Assets to the Qualifying Victims. Qualifying Victims are the former holders of Class 3 and Class 5 Claims and their permitted assigns. Former holders of Class 4 Claims are not Qualifying Victims. Because of the requirement to distribute the net sale proceeds of the Forfeited Assets to the Qualifying Victims only, the Forfeited Assets at June 30, 2021 are presented in the consolidated statement of net assets as restricted net assets in liquidation. At June 30, 2021, 11,437,377 of the 11,512,855 Class A Interests were held by Qualifying Victims. Of the 124,609 Class A Interests relating to unresolved claims at June 30, 2021, 24,916 would be held by Qualifying Victims.

Uses of Liquidity

The primary uses of the Company’s liquidity are to pay (a) distributions payable, (b) development costs, (c) holding costs, and (d) general and administrative costs. As of June 30, 2021, the Company’s total liabilities were approximately $70.43 million. The estimated costs recorded as of June 30, 2021 may not be indicative of the costs paid in future periods, which may be significantly higher.

Given current cash balances, projected sales, availability under the New LOC, Causes of Action recoveries, distributions declared, and expected cash needs, the Company does not expect a deficiency in liquidity in the next twelve months. Due to the uncertain nature of future net sales proceeds, recoveries and costs to be incurred, it is not possible to be certain that the current liquidity will be adequate to cover all future financial needs of the Company. Creating contingent obligation agreements and/or seeking methods to reduce professional costs, including legal fees, and administrative costs are strategies that could be undertaken to address liquidity issues should they arise. These strategies could impact the Company’s ability to maximize recoveries from the settlement of Unresolved Causes of Action.

Distributions

Distributions will be made at the sole discretion of the Liquidation Trustee in accordance with the provisions of the Plan and the Trust Agreement. As of September 24, 2021, the Liquidation Trustee has declared seven distributions to the Class A Interestholders. The distributions include a cash distribution on account of the then-allowed claims and a deposit is made into a restricted cash account for amounts (a) payable for Class A Interests that may be issued in the future upon the allowance of unresolved claims, (b) in respect of Class A Interests on account of recently allowed claims, (c) for holders of Class A Interests who failed to cash distribution checks mailed in respect of prior distributions, (d)  for distributions that were withheld due to pending avoidance actions and (e) for holders of Class A Interests for which the Trust is waiting for further beneficiary information.

The following tables summarize the distributions declared, distributions paid and the activity in the restricted cash account for the periods from February 15, 2019 (inception) through June 30, 2021 and from February 15, 2019 through September 24, 2021:

			During the Period from February 15, 2019 (inception) through June 30, 2021 ($ in Millions)			During the Period from February 15, 2019 (inception) through September 24, 2021 ($ in Millions)
	Date Declared	$ per Class A Interest	Total Declared	Paid	Restricted Cash Account	Total Declared	Paid	Restricted Cash Account

Distributions Declared
First	3/15/2019	$3.75	$44.70	$42.32	$2.38	$44.70	$42.32	$2.38
Second	1/2/2020	4.50	53.43	51.19	2.24	53.43	51.19	2.24
Third	3/31/2020	2.12	25.00	24.19	0.81	25.00	24.19	0.81
Fourth	7/13/2020	2.56	29.97	29.24	0.73	29.97	29.24	0.73
Fifth	10/19/2020	2.56	29.95	29.20	0.75	29.95	29.20	0.75
Sixth	1/7/2021	4.28	50.01	48.67	1.34	50.01	48.67	1.34
Seventh (a)	5/13/2021	2.58	30.02	29.33	0.69	30.02	29.33	0.69
Subtotal		$22.35	$263.08	$254.14	$8.94	$263.08	$254.14	$8.94

Distributions Reversed
Disallowed (b)		(2.83)		(2.93)
Returned (c)		.74		.74
Subtotal		(2.09)		(2.19)

Distributions Paid from Reserve Account (d)		(2.16)		(2.20)

Distributions Payable	as of 6/30/2021:	$4.69	as of 9/24/2021:	$4.55

(a)	The seventh dstribution included included the cash the Trust received from Fair Funds.
(b)	As a result of claims being disallowed.
(c)	Distribution checks returned or not cashed.
(d)	Paid as claims are allowed or resolved.

As claims are resolved, additional Class A Interests may be issued or cancelled (see “Part 1, Item 1. Business, D. Plan Provisions Regarding the Company, 2. Treatment under the Plan of holders of claims against and equity interests in the Debtors and 3. Assets and liabilities of the Company”). Therefore, the total amount of a distribution declared may change between the date declared and the date paid.

The Liquidation Trustee will continue to assess the adequacy of funds held and expects to make one or more additional distributions of excess Trust assets to Interestholders, but does not currently know the timing or amount of any such distribution(s).

Contractual Obligations

As of June 30, 2021, the Company has contractual commitments related to construction contracts totaling approximately $10.14 million. The Company expects to complete the construction of these single-family homes during the fiscal year ending June 30, 2022. The Company has an office lease that expires in July 2022. The Company expects that it will lease office space until the liquidation process is completed.

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

Liquidation Basis of Accounting

Under Liquidation Basis of Accounting, all assets are recorded at their estimated net realizable value or liquidation value, which represents the estimated amount of net cash that will be received upon the disposition of the assets (on an undiscounted basis). Liabilities are measured in accordance with U.S. GAAP that otherwise applies to those liabilities.  The Company has not recorded any amount from the future settlement of Unresolved Causes of Action or Fair Fund recoveries in the accompanying consolidated financial statements because they cannot be reasonably estimated.

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

Changes in Carrying Value

On a quarterly basis, the Company reviews the estimated net realizable values, liquidation costs and the estimated date of the completion of the liquidation of the Company and records any significant changes. The Company will also revalue an asset when it is under contract for sale and the buyer’s contingencies have been removed. During the period that this occurs, the carrying value of the asset and the estimated closing and other costs will be adjusted, if necessary. If the Company has a change in its plan for the disposition of an asset, the carrying value will be adjusted to reflect this change in the period that the change is approved. The change in value may include a change to the accrued liquidation costs related to the asset.

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

On July 19, 2019, the Trust engaged Squar Milner LLP (“Squar Milner”) as its first independent registered public accounting firm. Prior to such engagement, the Company did not consult with Squar Milner regarding either the application of accounting principles to any specified transaction or the type of audit opinion that might be rendered on the Company’s financial statements. Thus, Squar Milner did not provide any written reports or oral advice to the Company regarding such matters. There have been no disagreements between Squar Milner and the Company.

On November 1, 2020, the Company was notified that Squar Milner was combined with Baker Tilly US, LLP (“Baker Tilly”) in a transaction pursuant to which Squar Milner combined its operations with Baker Tilly and certain of the professional staff and partners of Squar Milner joined Baker Tilly either as employees or partners of Baker Tilly. On November 1, 2020, Squar Milner resigned as the auditors of the Company and, with the approval of the Audit Committee of the Supervisory Board, Baker Tilly was engaged as its independent registered public accounting firm.

Prior to engaging Baker Tilly, the Company did not consult with Baker Tilly regarding the application of accounting principles to a specific completed or contemplated transaction or regarding the type of audit opinions that might be rendered by Baker Tilly on the Company’s financial statements, and Baker Tilly did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue.

The report of the independent registered public accounting firm of Squar Milner regarding the Company’s consolidated financial statements for the year ended June 30, 2020 and the period from February 15, 2019 (inception) through June 30, 2019 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During the year ended June 30, 2020 and the period from February 15, 2019 (inception) through June 30, 2019, and during the interim period from the end of the most recently completed fiscal year through November 1, 2020, the date of resignation, there were no disagreements with Squar Milner on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Squar Milner would have caused it to make reference to such disagreement in its reports.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, management and the Liquidation Trustee evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, management and the Liquidation Trustee concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including the Liquidation Trustee, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended.

In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2021. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on its assessment, our management believes that, as of June 30, 2021, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

None.

Part III

Item 10.	Directors, Executive Officers, and Corporate Governance

The Liquidation Trustee

The Trust does not have directors or executive officers. All of the management and executive authority over the Trust resides in the Liquidation Trustee, subject to the supervision of the Supervisory Board.

Michael I. Goldberg, Esq., the Liquidation Trustee, age 57, has served as the Liquidation Trustee since inception of the Trust on February 15, 2019. Prior to that time, Mr. Goldberg served as a member of the Debtors’ independent Board of Managers, and had been the SEC’s designee to that Board. Mr. Goldberg was unanimously selected to be the Liquidation Trustee by the Unsecured Creditors’ Committee, the Noteholder Committee, and the Unitholder Committee in the Debtors’ Bankruptcy Cases. Mr. Goldberg has been a partner in the law firm of Akerman LLP since 1997, where he is chair of the Fraud & Recovery Practice Group, a comprehensive fraud management team focusing on Ponzi schemes, receiverships, and EB-5 fraud. Mr. Goldberg has managed some of the largest Ponzi scheme liquidation recoveries in United States history and routinely testifies as a qualified expert witness on Ponzi schemes in federal and state court cases. Mr. Goldberg currently is the Receiver for Jay Peak and Q Resort, Inc., the owners and operators of a ski resort in northern Vermont, and for the Champlain Towers South condominium association in Surfside, Florida. For over 25 years, Mr. Goldberg has practiced law in the area of fraud and recovery and bankruptcy and reorganizations, regularly serving as a court-appointed fiduciary in unwinding Ponzi schemes. Mr. Goldberg holds Bachelor of Arts and Juris Doctor degrees from Boston University and a Master of Business Administration from New York University. He is admitted to practice law in state and federal courts in Florida and New York.

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

Jay Beynon, age 74, has been a member of the Supervisory Board since inception of the Trust and was appointed to such office in accordance with the Plan and Trust Agreement. Beginning in February 2018 and continuing until February 15, 2019, Mr. Beynon served as a member of the Ad Hoc Noteholder Group in the Bankruptcy Cases. Mr. Beynon is a real estate investor and, prior to his retirement in 2011, was a businessman with over 26 years’ experience, including as founder and chief executive officer of The Beynon Company, a graphic design agency, and the founder of Hot Rod Speed Works, the designer and fabricator of custom automobiles.

Raymond C. Blackburn, M.D., age 72, has been a member of the Supervisory Board since inception of the Trust and was appointed to such office in accordance with the Plan and Trust Agreement. Beginning in January 2018 and continuing until February 15, 2019, Dr. Blackburn served as a member of the Ad Hoc Unitholder Committee in the Bankruptcy Cases. Dr. Blackburn is a licensed physician in Texas and holds a Bachelor of Arts in Chemistry from Oakwood University and a Doctor of Medicine from Loma Linda University School of Medicine. Dr. Blackburn specialized and practiced dermatology in Dallas, Texas for nearly 38 years. Retired since August 2016, Dr. Blackburn maintains an active medical license in Texas. He is a retired member of the Dallas County Medical Society, the Texas State Medical Society and the American Academy of Dermatology.

Terry R. Goebel, age 68, has been a member of the Supervisory Board since inception of the Trust and was appointed to such office in accordance with the Plan and Trust Agreement. Mr. Goebel currently serves as Chair of the Supervisory Board. Beginning in December 2017 and continuing until February 15, 2019, Mr. Goebel served as a member of the Unsecured Creditors’ Committee in the Bankruptcy Cases, having been appointed to such position by the U.S. Trustee’s Office. Mr. Goebel is the President and a principal owner of G3 Group LA, a California-licensed general contractor specializing in the development of high-end, luxury residences. Mr. Goebel’s responsibilities at G3 Group LA include oversight of field operations.

Lynn Myrick, age 77, has been a member of the Supervisory Board since inception of the Trust and was appointed to such office in accordance with the Plan and Trust Agreement. Ms. Myrick was appointed to the Unsecured Creditors’ Committee in the Bankruptcy Cases on April 3, 2018 by the U.S. Trustee’s Office, succeeding to her husband Ron Myrick’s position after his death, and continued to serve on that committee until February 15, 2019. Retired since 2013, Ms. Myrick worked as an elementary school teacher and has experience in charitable fund-raising for the Boston Ballet and the Southwest Florida Symphony Society. Ms. Myrick holds an Associate of the Arts in Interior Design and a Bachelor of Science from the University of Louisville.

John J. O’Neill, age 78, has been a member of the Supervisory Board since inception of the Trust and was appointed to such office in accordance with the Plan and Trust Agreement. Beginning in December 2017 and continuing until February 15, 2019, Mr. O’Neill served as a member of the Unsecured Creditors’ Committee in the Bankruptcy Cases, having been appointed to such position by the U.S. Trustee’s Office. Retired since 2014, Mr. O’Neill is a former account executive at Merrill Lynch and the former president of an independently owned beverage distributor. Mr. O’Neill holds a Bachelor of Arts in Business Administration from Dickinson State University.

M. Freddie Reiss, age 74, has been a member of the Supervisory Board since August 21, 2019, at which time he was appointed to such office by the Supervisory Board. Mr. Reiss is the sole member of the Audit Committee of the Supervisory Board. Additionally, Mr. Reiss has been a member of the Board of Managers since its inception and was appointed to such office under the Plan. Prior to that time, Mr. Reiss served as a member of the Debtors’ Board of Managers during the Bankruptcy Cases. Mr. Reiss is the former Senior Managing Director of the Corporate Finance/Restructuring Practice at FTI Consulting, an independent global business advisory firm, a position from which he retired in 2013. Mr. Reiss has been an independent director of Eva Automation Inc. (March 2020 to current),  Blackrock TCP Tennenbaum Capital Corp. (August 2016 to current) and Blackrock Direct Lending Corp. (December 2020 to current).  Mr. Reiss’s prior positions during the previous five years, each of which has since concluded, include the following: (i) independent director of Arclight and Pacific Theatres (August 2020 to July 2021); (ii) independent director of JH Capital Group (August 2018 to April 2019); (iii) independent director of Fallas Paredes, a brand name and private label clothing retailer (October 2018 to January 2019); (iv) special advisor of Shipston Automotive Engineering Limited, an automotive company (May 2018 to July 2018); (v) independent director of Classic Party Rentals, a special event rental company (March 2017 to August 2017); (vi) independent director of Ares Dynamic Credit Allocation Fund Inc., a public investment company (March 2016 to November 2016); (vii) managing member of Variant Holding Company LLC (September 2014 to November 2016); and (viii) independent director and chair of the audit committee of Contech Engineered Solutions (February 2011 to November 2016).  Mr. Reiss has over thirty years’ experience in strategic planning, cash management, liquidation analysis, covenant negotiations, forensic accounting and valuation. He specializes in advising on bankruptcies, reorganizations, business restructurings and providing expert witness testimony in respect of underperforming companies. Mr. Reiss is a certified insolvency and restructuring advisor, a certified public accountant in New York and California and a certified turnaround professional. He has been inducted into the American College of Bankruptcy and the Turnaround Management Association’s Hall of Fame. Mr. Reiss is a member of the American Institute of Certified Public Accountants and has completed the Director Education and Certification Program and the John E. Anderson School of Management of the University of California at Los Angeles. He holds a B.B.A. from City College of New York’s Bernard Baruch School of Business and a Master’s of Business Administration from City University of New York’s Baruch College.

Management of the Wind-Down Group

Frederick Chin, age 61, has been the Chief Executive Officer and a member of the Board of Managers since its inception and was appointed to such offices pursuant to the Plan. Mr. Chin also serves as Chief Executive Officer of each of the Wind-Down Subsidiaries. Mr. Chin served as the Chief Executive Officer of the Debtors from his appointment to that position on January 29, 2018 until the Plan Effective Date. Over the past 40 years, Mr. Chin has been engaged full time in providing real estate valuation, consulting, advisory, research, due diligence, financial structuring, ownership, restructuring, and operational turnaround services. Mr. Chin has served in executive roles as Chief Executive Officer, Chief Operating Officer, and Chief Restructuring Officer of public and private real estate companies involved in homebuilding, land development, and commercial office portfolios in Southern California and Nevada. Mr. Chin was a partner at Ernst & Young LLP from 1995 until 2004 and was a principal with Kenneth Leventhal and Company from 1993 until 1995. Mr. Chin has testified as a real estate expert in deposition or trial on over 50 occasions in federal and state courts throughout the United States. During the past five years, Mr. Chin has served as a member of the board of managers of TR Holdings, Inc., a privately held company and the owner of a ski resort in Idaho (March 2014 to March 2017), and of 1155 Island Avenue, LLC, a privately held company and the owner of a commercial office building in Southern California (December 2014 to December 2018). Mr. Chin is a member of the Appraisal Institute and was awarded the MAI Designation in 1987. Mr. Chin is also a Certified Insolvency and Restructuring Advisor and holds the CIRA designation of the Association of Insolvency and Restructuring Advisors, and holds the CRE designation from the Counselors of Real Estate. Mr. Chin holds a B.S. in Finance and Real Estate from the University of Arizona.

The Chief Executive Officer of the Wind-Down Entity is subject to the supervision of a Board of Managers. In addition to Mr. Chin, the following individuals are members of the Board of Managers:

Richard Nevins, age 74, has been a member of the Board of Managers since its inception and was appointed to such office under the Plan. Prior to that time, Mr. Nevins served as a member of the Debtors’ Board of Managers during the Bankruptcy Cases. An independent financial advisor, Mr. Nevins was a director of Cadiz, Inc., a publicly-held natural resources company (July 2016 to June 2021) and Ravn Air Group Inc., an aviation company undergoing a restructuring (March 2020 to October 2020). During the past five years, Mr. Nevins has been a director of Saratoga Resources, Inc., a publicly-held oil exploration and production company (May 2014 to October 2016), and several privately-owned companies, including Travel Management Company Intermediate Holdings, LLC (March 2019 to May 2019), a light aircraft charter services provider, and Harvey Gulf International Marine, an offshore oil service company (October 2017 to July 2018). Mr. Nevins has over thirty years’ experience in investment banking and financial advisory services, including as former Managing Director of Jefferies & Company, Inc., Smith Barney, and Drexel Burnham Lambert, and holds a Master’s of Business Administration from Stanford University—Graduate School of Business and a Bachelor of Arts in Economics from University of California, Riverside.

M. Freddie Reiss, age 74, has been a member of the Board of Managers since its inception and was appointed to such office under the Plan. (See “Item 10. Directors, Executive Officers and Corporate Governance” of this Annual Report under the caption “The Supervisory Board of the Trust.”)

In addition to Mr. Chin, the following individuals are executive officers of the Wind-Down Group:

Marion W. Fong, age 57, has been the Chief Financial Officer of the Wind-Down Entity since February 2019. Ms. Fong serves in the same capacity for the Wind-Down Subsidiaries. Ms. Fong is the founder and principal of Mariposa Real Estate Advisors, LLC (January 2001 to present), which provides real estate financial consulting services to public and private real estate companies, institutional investors, developers, operators and lenders. Ms. Fong has over 30 years’ experience in the real estate industry, including knowledge of many aspects of real estate development, acquisitions, dispositions, transaction structuring, work-outs and restructuring and capital access. Ms. Fong was a partner in the Real Estate Advisory Service Group of Ernst & Young LLP and was a Senior Manager at Kenneth Leventhal & Company. Ms. Fong was admitted to the Counselors of Real Estate in 2000, and earned her Bachelor of Arts in Economics from Occidental College.

David Mark Kemper II, age 43, has been the Chief Operating Officer and Chief Investment Officer of the Wind-Down Entity since February 2019. Mr. Kemper serves in the same capacity for the Wind-Down Subsidiaries. Prior to such appointment, Mr. Kemper served as financial advisor at Province, Inc., a nationally recognized financial advisory firm focusing on growth opportunities, restructurings and fiduciary-related services (March 2017 to February 2019), where he represented unsecured creditors in corporate bankruptcies and provided management and restructuring services to various companies. During the past five years, Mr. Kemper also has served as managing director of LandCap Advisors, a company engaged in providing real estate consulting services (October 2013 to March 2017), where Mr. Kemper provided clients with real estate management and restructuring, lease advisory, valuation and feasibility, transaction advisory, portfolio, and project management services. Mr. Kemper has over 20 years’ experience in financial advisory, real estate and accounting services. Mr. Kemper holds a B.A. in Accounting from St. Mary’s University.

Item 11.	Executive Compensation

Summary Compensation Table

Name and Princpal Position at June 30, 2021 (1)	Fiscal Year	Base	Bonus		All Other Compensation (2)	Total

Michael I. Goldberg, Esq.	2021	$366,949	$532,038	(3)	$-	$898,987
Liquidation Trustee	2020	$479,456	$251,593	(3)	$-	$731,049

Frederick Chin	2021	$861,808	$862,500	(4)	$163,834	$1,888,142
Wind-Down Entity, CEO	2020	$787,397	$637,500	(4)	$-	$1,424,897

Marion W. Fong	2021	$517,085	$123,750	(4)	$-	$640,835
Wind-Down Entity, CFO	2020	$472,438	$100,000	(4)	$-	$572,438

David Mark Kemper II	2021	$402,177	$96,250	(4)	$-	$498,427
Wind-Down Entity, COO and CIO	2020	$367,452	$70,000	(4)	$-	$437,452

(1)
Includes all individuals who may be considered the executive officers of the Trust or the Wind-Down Entity. Each of such individuals has occupied his or her respective current position since February 15, 2019.

(2)
In addition to salary and bonus, the named executive officers (other than Mr. Goldberg) may receive other annual compensation in the form of health, dental, vision and life insurance coverages, paid vacation, paid time off, and other personal benefits.  For fiscal years ended June 30, 2021 and 2020, the total value of health, dental, vision, life insurance coverages and other personal benefits did not exceed $10,000 in the aggregate for any named executive officer.  Amount indicated is for paid vacation and paid time off.

(3)
Mr. Goldberg is eligible for incentive compensation equal to 5% of total gross settlement amounts by the Trust from the pursuit of Causes of Action as further discussed below.  Bonus amounts are attributed to the fiscal year in which they are settled.  During fiscal years ended June 30, 2021 and 2020, $490,949 and $214,377, respectively, were paid.

(4)	Bonuses are attributed to the fiscal year in which they are earned. Mr. Chin, Ms. Fong and Mr. Kemper each is eligible for bonuses, as discussed below.

Liquidation Trustee of the Trust

As compensation in respect of service as Liquidation Trustee, Mr. Goldberg is entitled to (i) base compensation at an hourly rate of $598.95 per hour for calendar years 2021 and 2020 (these rates are net of a negotiated 10% discount of Mr. Goldberg’s customary rates) and (ii) incentive compensation equal to 5% of total gross amounts recovered by the Trust from the pursuit of Causes of Action. Mr. Goldberg is not entitled to equity compensation, perquisites or personal benefits.

Mr. Goldberg’s base compensation was not determined by the Supervisory Board, but instead was established by, and the amount is fixed under, the Trust Agreement. Such base compensation cannot be modified except by amendment of the Trust Agreement. Amendment of the Trust Agreement effecting a modification of the compensation of the Supervisory Board would require either (a) an order of the Bankruptcy Court or (b) a written amendment signed by the Liquidation Trustee, which amendment has received the prior written approval of a majority of the members of the Supervisory Board. It is the understanding of the Supervisory Board that the base compensation is intended to compensate Mr. Goldberg for his time spent performing services as Liquidation Trustee. The Supervisory Board believes that base compensation at an hourly rate is standard and customary for bankruptcy and insolvency trustees, and that $665.50 does not exceed Mr. Goldberg’s customary hourly rate for legal services performed by him as a partner of Akerman LLP.

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

Chief Executive Officer of the Wind-Down Entity

The Wind-Down Entity and its Chief Executive Officer Frederick Chin are parties to an employment agreement, the terms of which were amended in September 2020. The employment agreement features an initial period expiring on August 14, 2021, subject to two additional consecutive renewals of one fiscal quarter each if the wind down of the Wind-Down Group remains to be completed. Under the employment agreement, Mr. Chin is entitled to an annual base salary and incentive compensation. Mr. Chin’s current annual base salary is $907,500, subject to annual increase not to exceed 10% of the prior year’s annual base salary based on a merit review by the Board of Managers.

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

Ms. Fong’s current annual base salary is $544,500 and Mr. Kemper’s annual base salary is $423,500, in each case subject to annual increase at the discretion of the Board of Managers. Ms. Fong and Mr. Kemper earned an incentive compensation bonus for calendar year 2019, and are eligible for up to three discretionary bonuses as described below, a one-time wind-down bonus, and a one-time retention bonus.

Ms. Fong and Mr. Kemper earned bonuses of $100,000 and $70,000, respectively for calendar year 2019 and $123,750 and $96,250, respectively for calendar year 2020.  The 2019 bonuses were paid in January, 2020 (fiscal year 2020) and the 2020 bonuses were paid in December 2020 (fiscal year 2021).

Ms. Fong and Mr. Kemper each is entitled to consideration for discretionary bonuses for calendar year 2021 and, if the Wind-Down Entity dissolves after January 1, 2022, for the period from January 1, 2022 to the date of such dissolution. Each such officer is entitled to be considered for a discretionary bonus for calendar year 2021 in an amount up to 25% of such officer’s then-current base salary, provided that such officer is still employed by the Wind-Down Entity on December 31, 2021.   If the Wind-Down Entity dissolves after January 1, 2022, each such officer is entitled to be considered for a discretionary bonus for the period from January 1, 2022 to the date of the dissolution in an amount up to 25% of such officer’s 2022 base salary, provided that such officer is still employed by the Wind-Down Entity upon its dissolution.

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

Compensation Committee Interlocks and Insider Participation

Neither the Trust nor the Wind-Down Entity has a compensation committee or other board committee performing equivalent functions. During the fiscal year ended June 30, 2021, the Board of Managers (acting without Mr. Chin) approved the amendments to the employment agreement of Mr. Chin discussed above, and the Supervisory Board consented to such action. Additionally, during the fiscal year ended June 30, 2021, the Board of Managers, acting without participation by Ms. Fong or Mr. Kemper in its deliberations, approved the amendments to the employment agreements of Ms. Fong and Mr. Kemper discussed above, and the Supervisory Board consented to such action.  During the fiscal year ended June 30, 2021, there were no deliberations by the Supervisory Board regarding the compensation of Mr. Goldberg.

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

The following table sets forth certain information regarding the equity securities of the Trust beneficially owned by each member of the Supervisory Board, the Liquidation Trustee and each executive officer named in the Summary Compensation Table (see “Item 11. Executive Compensation” of this Annual Report), and all members of the Supervisory Board, the Liquidation Trustee and all executive officers of the Wind-Down Entity as a group on September 24, 2021:

Name of and Address of Beneficial Owner(1)	Class of Liquidation Trust Interest	Amount and Nature of Beneficial Interest		Percent of class(2)
Jay Beynon	Class A	6,666.67	(3)	Less than 1%
	Class B	0		0
Raymond C. Blackburn, M.D.	Class A	35,788.06	(4)	Less than 1%
	Class B	13,574.78	(5)	2.01%
Terry R. Goebel	Class A	0		0
	Class B	0		0
Lynn Myrick	Class A	23,819.17	(6)	Less than 1%
	Class B	1,590.81	(7)	Less than 1%
John J. O’Neill	Class A	8,786.60	(8)	Less than 1%
	Class B	0		0
M. Freddie Reiss	Class A	0		0
	Class B	0		0
Michael I. Goldberg	Class A	0		0
	Class B	0		0
Frederick Chin	Class A	0		0
	Class B	0		0
Marion W. Fong	Class A	0		0
	Class B	0		0
David Mark Kemper II	Class A	0		0
	Class B	0		0
All Supervisory Board members and the executive officers, as a group	Class A	75,060.50		Less than 1%
	Class B	15,165.59		2.24%

(1)	A business address for each of the named beneficial owners is c/o Woodbridge Liquidation Trust, 201 N. Brand Blvd., Suite M, Glendale, California 91203.

(2)	Based on 11,511,765 Class A Interests and 675,617 Class B Interests outstanding as of September 24, 2021.

(3)	As trustee of a family trust.

(4)	Of which 25,485.81 are held individually and the remainder is beneficially owned in an individual retirement account.

(5)	Of which 9,667.03 are held individually and the remainder is beneficially owned in an individual retirement account.

(6)	Of which 13,449.54 are held by a limited liability company of which Ms. Myrick is a member, 10,369.63 are held by a family trust of which Ms. Myrick is a beneficiary.

(7)	Held by a limited liability company, of which Ms. Myrick is a member.

(8)	Beneficially owned together with spouse.

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

The Supervisory Board was unable to determine the absence of a material relationship between the Wind-Down Group and Supervisory Board member Terry Goebel, who is president and a principal owner of G3 Group LA, a construction firm specializing in the development of high-end, luxury residences. G3 Group LA is owned by Terry Goebel and his son Kelly Goebel. The Wind-Down Group is under contract with G3 Group LA for the development of one residential real property in the Los Angeles area (the “G3 Contract”). The approximate aggregate estimated dollar value of the transactions under the G3 Contract as of June 30, 2021 is $33.6 million, of which $4.4 million was unpaid as of June 30, 2021. On September 24, 2020, the Wind-Down Group entered into a change order increasing the estimated dollar value of the G3 Contract by approximately $3.6 million.  The change order was determined to be necessary, and the amount thereof was determined to be appropriate, in light of increases in the construction costs of the project incurred and expected to be incurred.

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

The Trust is charged for the services at scheduled rates per task which, depending on the specific task, include flat rates, rates based on the volume of data processed, rates based on the number of data users, the hourly rates of Akerman LLP personnel, or other rates. The scheduled rates are believed to be the same as those charged by Akerman LLP to clients utilizing its legal services generally. The Supervisory Board, including the Audit Committee, approved the arrangement after determining that Akerman LLP’s rates would be more favorable to the Trust than those proposed to be charged by at least one other major alternative provider of legal support services. Due to uncertainty regarding the number, length and complexity of cases and the volume of discoverable documents, the Trust currently is unable to estimate the aggregate approximate dollar value of either Akerman LLP’s fees under this arrangement or Mr. Goldberg’s interest in this arrangement. During the years ended June 30, 2021 and 2020, approximately $381,000 and $592,000, respectively, had been paid related to these services.

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

Item 14.	Principal Accounting Fees and Services

Principal Independent Registered Public Accounting Firm Fees

Set forth below are aggregate fees billed to us for professional accounting services for the years ended June 30, 2021 and 2020:

	Years Ended June 30,
	2021	2020

Audit Fees	$345,600	$403,400
Audit-related Fees	$-	$-
Tax fees	$-	$-
All other fees	$-	$-
Total	$345,600	$403,400

The professional fees incurred prior to November 1, 2020 were billed by Squar Milner and the professional fees incurred on or after November 1, 2020 were billed by Baker Tilly.

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

All services rendered by Baker Tilly and Squar Milner for the years ended June 30, 2021 and  2020 were pre-approved by the Audit Committee in accordance with the policies and procedures described above.

Part IV

Item 15.	Exhibit and Financial Statement Schedules

(a) (1)	Consolidated Financial Statements

The consolidated financial statements of the Company are included in a separate section of this Annual Report commencing on the page numbers specified below:

Woodbridge Liquidation Trust

(a) (2)	Financial Statement Schedules

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

10.3
Agreement and Amendment to Loan and Security Agreement dated December 18, 2020 by and among WB Propco, LLC and WB 141 S. Carolwood, LLC, as Borrowers, Woodbridge Wind-Down Entity, LLC, as Guarantor, and City National Bank of Florida, as Lender, incorporated by reference herein to the Form 10-Q filed by the Trust on May 17, 2021.

10.4
Assumption Agreement and Joinder dated February 11, 2021 by and among WB Propco, LLC, WB 638 Siena, LLC and WB 642 St. Cloud, LLC, as co-borrowers, Woodbridge Wind Down Entity, LLC, as guarantor, and City National Bank of Florida, incorporated by reference herein to the Form 10-Q filed by the Trust on May 17, 2021.

10.5
Amended and Restated Security Agreement dated February 11, 2021 by WB Propco, LLC, WB 638 Siena, LLC and WB 642 St. Cloud, LLC in favor of City National Bank of Florida, incorporated by reference herein to the Form 10-Q filed by the Trust on May 17, 2021.

10.6
Amended and Restated Employment Agreement dated July 31, 2019 between Woodbridge Wind-Down Entity LLC and Frederick Chin, incorporated herein by reference to the Registration Statement on Form 10 filed by the Trust on October 25, 2019.

10.7
First Amendment to Amended and Restated Employment Agreement dated September 24, 2020 between Woodbridge Wind-Down Entity LLC and Frederick Chin, incorporated by herein by reference to the Form 10-K filed by the Trust on September 20, 2020.

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

10.10
First Amendment to Employment Agreement dated September 24, 2020 between Woodbridge Wind-Down Entity LLC and Marion W. Fong, incorporated by herein by reference to the Form 10-K filed by the Trust on September 28, 2020.

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

10.13
First Amendment to Employment Agreement dated September 24, 2020 between Woodbridge Wind-Down Entity LLC and David Mark Kemper, incorporated by herein by reference to the Form 10-K filed by the Trust on September 28, 2020.

10.14
Indemnification Agreement dated November 12, 2019 between Woodbridge Wind-Down Entity LLC and David Mark Kemper, incorporated herein by reference to Amendment No. 1 to Registration Statement on Form 10 filed by the Trust on December 13, 2019.

10.15
Stipulation and Settlement Agreement between the United States and Woodbridge Liquidation Trust, as approved by order of the United States Bankruptcy Court for the District of Delaware entered September 17, 2020, incorporated by herein by reference to the Form 10-K filed by the Trust on September 28, 2020.

10.16*
Settlement Agreement dated August 6, 2021 by and among Mark Baker, Jay Beynon as Trustee for the Jay Beynon Family Trust DTD 10/23/1998, Alan and Marlene Gordon, Joseph C. Hull, Lloyd and Nancy Landman, and Lilly A. Shirley on behalf of themselves and the proposed Settlement Class, Michael I. Goldberg, as Trustee for Woodbridge Liquidation Trust, and Comerica Bank.

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

Woodbridge Liquidation Trust

REPORT of INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Supervisory Board and Liquidation Trustee of Woodbridge Liquidation Trust and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of net assets in liquidation of Woodbridge Liquidation Trust and subsidiaries (the Company) as of June 30, 2021 and 2020, the related consolidated statements of changes in net assets in liquidation for the years ended June 30, 2021 and 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the net assets in liquidation of the Company as of June 30, 2021 and 2020, and the changes in net assets in liquidation for the years ended June 30, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America applied on the basis described below.

As described in Note 2, these consolidated financial statements have been prepared on the liquidation basis of accounting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Baker Tilly US, LLP

We have served as the Company’s auditors since 2019.

Irvine, California
September 24, 2021

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements

Woodbridge Liquidation Trust and Subsidiaries

Consolidated Statements of Net Assets in Liquidation
As of June 30, 2021 and 2020

($ in Thousands)

	6/30/2021	6/30/2020

Assets
Real estate assets held for sale, net (Note 3):
Single-family homes	$137,945	$281,296
Other real estate assets	2,910	8,041
Subtotal	140,855	289,337
Cash and cash equivalents	45,369	86,073
Restricted cash (Note 4)	8,273	5,358
Other assets (Note 5)	5,473	4,183
Total assets	$199,970	$384,951

Liabilities
Accounts payable and accrued liabilities	$160	$615
Distributions payable	4,687	2,368
Accrued liquidation costs (Note 6)	65,583	117,451
Total liabilities	$70,430	$120,434
Commitments and Contingencies (Note 13)

Net Assets in Liquidation:
Restricted for Qualifying Victims (Note 7)	3,167	-
All Interestholders	126,373	264,517

Total net assets in liquidation	$129,540	$264,517

See accompanying notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries

Consolidated Statements of Changes in Net Assets in Liquidation
For the Years Ended June 30, 2021 and 2020

($ in Thousands)

	Year Ended June 30, 2021			Year Ended June 30, 2020
	Restricted For Qualitying Victims	All Interestholders	Total	Restricted For Qualifying Victims	All Interestholders	Total

Net Assets in Liquidation as of beginning of year	$-	$264,517	$264,517	$-	$329,971	$329,971

Change in assets and liabilities (Note 8):
Restricted for Qualifying Victims -
change in carrying value of assets and liabilities, net	3,167	-	3,167	-	-	-

All Interestholders:
Change in carrying value of assets and liabilities, net	-	644	644	-	11,334	11,334
Distributions (declared) reversed, net	-	(138,788)	(138,788)	-	(76,788)	(76,788)
Net change in assets and liabilities	-	(138,144)	(138,144)	-	(65,454)	(65,454)

Net Assets in Liquidation as of end of year	$3,167	$126,373	129,540	$-	$264,517	$264,517

See accompanying notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries

Notes to Consolidated Financial Statements
As of June 30, 2021 and 2020

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

As further discussed in Note 10, the Trust has two classes of liquidation trust interests, Class A Liquidation Trust Interests (Class A Interests) and Class B Liquidation Trust Interests (Class B Interests).  The holders of Class A Interests and Class B Interests are collectively referred to as All Interestholders.

On December 24, 2019, the Trust’s Registration Statement on Form 10 became effective under the Securities Exchange Act of 1934 (Exchange Act). The trading symbol for the Trust’s Class A Interests is WBQNL. The Trust’s Class A Interests are quoted on the OTC Link ATS, the SEC-registered alternative trading system. The Class A Interests are eligible for the Depository Trust Company’s Direct Registration (DRS) services. The Class B Interests are not registered with the SEC.

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

Woodbridge Liquidation Trust and Subsidiaries

Notes to Consolidated Financial Statements
As of June 30, 2021 and 2020

The Trust will be terminated upon the first to occur of (i) the making of all distributions required to be made and a determination by the Liquidation Trustee that the pursuit of additional causes of action held by the Trust is not justified or (ii) February 15, 2024. However, the bankruptcy court may approve an extension of the term if deemed necessary to facilitate or complete the recovery on, and liquidation of, the Trust assets. Pursuant to the Wind-Down Entity’s Limited Liability Company Agreement, the Wind-Down Entity shall dissolve upon the first to occur of the following: (i) the written consent of the Trust, (ii) the entry of a decree of judicial dissolution under Section 18-802 of the Delaware LLC Act and (iii) the sale or other disposition of all of the Wind-Down Assets.

Description of Business

The Trust is prosecuting various Causes of Action acquired by the Trust pursuant to the Plan and is resolving claims asserted against the Debtors. As of June 30, 2021, the Company is the plaintiff in several pending lawsuits. During the years ended June 30, 2021 and 2020, the Company recorded settlement recoveries of approximately $9,839,000 and $5,323,000, respectively, from the settlement of Causes of Action.  The Company has accrued an estimate of the amount of legal costs to be incurred to pursue this litigation, excluding contingent fees. As more fully discussed in Note 2, the Company’s consolidated financial statements do not include any estimate of future net recoveries from litigation and settlement, since the Company cannot reasonably estimate them.

As of June 30, 2021, the Wind-Down Subsidiaries owned seven single-family homes, all except one are located in Los Angeles, California. One single-family home was listed for sale and six single family homes were under construction as of June 30, 2021. The Wind-Down Subsidiaries also own secured loans (performing and non-performing) and other properties located in other states.

The Company is required to liquidate its assets and distribute available cash to the Trust beneficiaries. The liquidation activities are carried out by the Trust, the Wind-Down Entity and the Wind-Down Subsidiaries. As of June 30, 2021, the Company estimates that the liquidation activities will be completed by February 15, 2024. As discussed in Note 2, the Company uses the Liquidation Basis of Accounting. The Trust currently operates as one reportable segment activities comprised primarily of real estate assets held for sale.

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

As a result of the COVID-19 outbreak, three of the Wind-Down Subsidiaries construction sites were closed for about three months during the summer of 2020. One construction site was closed for about two weeks in late December 2020. The Company continues to observe health and safety guidelines, including allowing its employees to work remotely. The Company will continue to evaluate the impact of the COVID-19 outbreak on its activities, including the cost of construction, the timing of completion of the single-family homes that are under construction, the time needed to market and sell the single-family homes and the price at which these single-family homes will be sold.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries

Notes to Consolidated Financial Statements
As of June 30, 2021 and 2020

The ultimate impact of the COVID-19 outbreak will depend on many factors, some of which cannot be foreseen, including the duration, severity, and geographic concentrations of the pandemic and any resurgence of the disease.

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
As of June 30, 2021 and 2020

These estimated amounts are presented in the accompanying consolidated statements of net assets in liquidation.  All changes in the estimated liquidation value of the Company’s real estate held for sale, other assets and liabilities are reflected as a change to the Company’s net assets in liquidation.

The Company has not recorded any amount from the future settlement of Unresolved Causes of Action or recoveries from Fair Fund or Forfeited Assets in the accompanying consolidated financial statements since they cannot be reasonably estimated. The amount recovered may be material to the Company’s net assets in liquidation.

On a quarterly basis, the Company reviews the estimated net realizable values, liquidation costs and the estimated date of the completion of the liquidation of the Company and records any significant changes. The Company will also revalue an asset when it is under contract for sale and the buyer’s contingencies have been removed. During the period when this occurs, the carrying value of the asset and the estimated closing and other costs will be adjusted, if necessary. If the Company has a change in its plan for the disposition of an asset, the carrying value will be adjusted to reflect this change in the period that the change is approved. The change in value may include the accrued liquidation costs related to the asset.

Other Assets

The Company recognizes recoveries from the settlement of Unresolved Causes of Action when an agreement is executed and collectability is reasonably assured. An allowance for uncollectible settlement installment receivables is recorded when there is doubt about the collectability of the receivable. Insurance claims are recognized when the insurance company accepts the claim or if a claim is pending and the recoverable amount can be estimated. The Company records escrow receivables at the amount that is expected to be received when the escrow receivable is released.  The Forfeited Assets (Note 7) received from the United States Department of Justice (DOJ), other than cash, have been recorded at their estimated net realizable value. In addition, the Company recognizes other amounts to be received based on contractual terms or when the amounts to be received are certain.

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

Woodbridge Liquidation Trust and Subsidiaries

Notes to Consolidated Financial Statements
As of June 30, 2021 and 2020

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and restricted cash. At times, balances in any one financial institution may exceed the Federal Deposit Insurance Corporation insurance limits. The Company mitigates this risk by depositing its cash, cash equivalents and restricted cash in high-credit quality financial institutions. In addition, the Company uses strategies to reduce deposits balances at any one financial institution consistent with FDIC insurance limits.

Income Taxes

The Trust is intended to be treated as a grantor trust for income tax purposes and, accordingly, is not subject to federal or state income tax on any income earned or gain recognized by the Trust. The Trust’s beneficiaries will be treated as the owner of a pro-rata portion of each asset, including cash and each liability received by and held by the Trust. Each beneficiary will be required to report on his or her federal and state income tax return his or her pro-rata share of taxable income, including gains and losses recognized by the Trust. Accordingly, there is no provision for federal or state income taxes recorded in the accompanying consolidated financial statements.

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

3)	Real Estate Assets Held for Sale, Net

The Company’s real estate assets held for sale as of June 30, 2021 and 2020, are as follows ($ in thousands):

	June 30, 2021				June 30, 2020

	Number of Assets	Gross Value	Closing and Other Costs	Net Value	Number of Assets	Gross Value	Closing and Other Costs	Net Value

Single-family homes	7	$146,750	$(8,805)	$137,945	13	$298,368	$(17,072)	$281,296

Other real estate assets:
Lots	0	-	-	-	2	3,500	(193)	3,307
Secured loans	4	1,945	(87)	1,858	4	1,984	(86)	1,898
Other properties	2	1,107	(55)	1,052	13	3,018	(182)	2,836
Subtotal	6	3,052	(142)	2,910	19	8,502	(461)	8,041

Total	13	$149,802	$(8,947)	$140,855	32	$306,870	$(17,533)	$289,337

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries

Notes to Consolidated Financial Statements
As of June 30, 2021 and 2020

The single-family homes, except one, are located in the Los Angeles, California area. As of June 30, 2021, one of the single-family homes was listed for sale and six were under construction. The loans are secured by properties located primarily in the eastern United States. The other properties are located in the states of Hawaii and New York.

During the year ended June 30, 2021, the Company sold six single-family homes, two lots and eleven other properties for net proceeds of approximately $134,159,000.  During the year ended June 30, 2020, the Company sold twelve single-family homes, 33 lots, two other properties and settled three secured loans for net proceeds of approximately $201,333,000. As a result of the lack of interest during the auction process, the Wind-Down Entity will no longer be pursuing recoveries related to 13 secured loans.

4)	Restricted Cash

The Company’s restricted cash as of June 30, 2021 and 2020, is as follows ($ in thousands):

	June 30, 2021	June 30, 2020

Distributions restricted by the Company related to unresolved claims, distributions for recently allowed claims, uncashed distribution checks, distributions withheld due to pending avoidance actions and distributions that the Trust is waiting for further beneficiary information	$4,687	$2,372
Forfeited Assets (Note 7)	1,836	-
Interest reserve (Note 9)	1,750	1,750
Fair Funds, legally restricted for distribution	-	1,236
Total restricted cash	$8,273	$5,358

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries

Notes to Consolidated Financial Statements
As of June 30, 2021 and 2020

5)	Other Assets

The Company’s other assets as of June 30, 2021 and 2020, are as follows ($ in thousands):

	June 30, 2021	June 30, 2020

Escrow receivables (a)	$2,500	$1,500
Forfeited Assets (Note 7)	1,549	-
Settlement installment receivables, net (b)	1,014	575
Insurance claim receivable (c)	-	1,900
Other	410	208
Total other assets	$5,473	$4,183

(a)
Escrow holdbacks relating to one and two single-family homes sold prior to June 30, 2021 and 2020, respectively. Amounts are to be released upon completion of construction and obtaining a certificate of occupancy.

(b)	The allowance for uncollectible settlement installment receivables was approximately $9,000 and $40,000 at June 30, 2021 and 2020, respectively.

(c)	During the year ended June 30, 2021, the insurance claim receivable was adjusted as a result of a negative court ruling on March 25, 2021.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries

Notes to Consolidated Financial Statements
As of June 30, 2021 and 2020

6)	Accrued Liquidation Costs

The following is a summary of accrued liquidation costs as of June 30, 2021 and 2020 ($ in thousands):

	June 30, 2021	June 30, 2020
Development costs:
Construction costs	$23,480	$67,204
Construction warranty	2,870	2,870
Indirect costs	712	1,407
Bond refunds	(1,134)	(1,562)
Total development costs	25,928	69,919

Holding costs:
Property tax	1,901	5,918
Insurance	1,291	2,125
Maintenance, utilities and other	1,000	1,518
Total holding costs	4,192	9,561

General and administrative costs:
Legal and other professional fees	17,697	17,588
Payroll and payroll-related	10,432	13,425
State, local and other taxes	2,217	2,118
Board fees and expenses	1,558	1,725
Directors and officers insurance	2,576	1,325
Other	983	1,790
Total general and administrative costs	35,463	37,971

Total accrued liquidation costs	$65,583	$117,451

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries

Notes to Consolidated Financial Statements
As of June 30, 2021 and 2020

In the fourth quarter of the year ended June 30, 2021, the Company determined that additional time may be needed to resolve its various Unresolved Causes of Action. An analysis was completed and the Company concluded that an additional year would be needed to carry out the Company’s liquidating activities.  As a result, the Company accrued approximately $12,952,000 of additional general and administrative costs. The costs are primarily legal and administrative fees, payroll and payroll-related, directors and officers insurance and board fees and expenses.

7)	Forfeited Assets - Restricted for Qualifying Victims

The Trust entered into a resolution agreement with the DOJ which provided that the Trust would receive the assets forfeited (Forfeited Assets) by Robert and Jeri Shapiro. The Bankruptcy Court approved the settlement on September 17, 2020 and the District Court approved the settlement on October 1, 2020.

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

In March 2021, the Trust received certain Forfeited Assets from the DOJ, including cash, wine, jewelry, handbags, clothing, shoes, art, gold and other assets. The Company recorded the total estimated net realizable value of the Forfeited Assets of approximately $3,459,000. The Forfeited Assets included in the Company’s June 30, 2021 and 2020 consolidated financial statements are as follows ($ in thousands):

	June 30, 2021	June 30, 2020

Restricted cash (Note 4)	$1,836	$-
Other assets (Note 5)	1,549	-
Accrued liquidation costs - legal and professional fees	(218)	-
Net assets in liquidation - restricted for Qualifying Victims	$3,167	$-

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries

Notes to Consolidated Financial Statements
As of June 30, 2021 and 2020

8)	Net Change In Assets and Liabilities

Restricted for Qualifying Victims

The following is a summary of the change in the carrying value of assets and liabilities, net during the year ended June 30, 2021 ($ in thousands):

	Cash Activities	Remeasure- ment	Total

Real estate assets, net	$-	$-	$-
Cash and cash equivalents	-	-	-
Restricted cash	1,836	-	1,836
Other assets	-	1,549	1,549
Total assets	$1,836	$1,549	$3,385

Accounts payable and accrued liabilities	$-	$-	$-
Accrued liquidation costs	-	218	218
Total liabilities	$-	$218	$218

Change in carrying value of assets and liabilities, net	$1,836	$1,331	$3,167

There was no activity relating to net assets restricted for Qualifying Victims during the year ended June 30, 2020.

All Interestholders

The following provides details of the change in carrying value of assets and liabilities, net during the year ended June 30, 2021 ($ in thousands):

	Cash Activities	Remeasure- ment	Total

Real estate assets, net	$(134,196)	$(14,286)	$(148,482)
Cash and cash equivalents	95,105	-	95,105
Restricted cash	1,680	-	1,680
Other assets	(2,898)	2,698	(200)
Total assets	$(40,309)	$(11,588)	$(51,897)

Accounts payable and accrued liabilities	$(615)	$160	$(455)
Accrued liquidation costs	(49,760)	(2,326)	(52,086)
Total liabilities	$(50,375)	$(2,166)	$(52,541)

Change in carrying value of assets and liabilities, net	$10,066	$(9,422)	$644

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries

Notes to Consolidated Financial Statements
As of June 30, 2021 and 2020

The following provides details of the distributions declared, net during the year ended June 30, 2021 ($ in thousands):

Distributions declared	$(139,956)
Distributions reversed	1,168
Distributions declared, net	$(138,788)

Distributions payable increased by approximately $2,319,000 during the year ended June 30, 2021.

The following provides details of the change in carrying value of assets and liabilities, net during the year ended June 30, 2020 ($ in thousands):

	Cash Activities	Remeasure- ment	Total

Real estate assets, net	$(201,576)	$9,237	$(192,339)
Cash and cash equivalents	127,309	-	127,309
Restricted cash	1,994	-	1,994
Other assets	(2,044)	3,791	1,747
Total assets	$(74,317)	$13,028	$(61,289)

Accounts payable and accrued liabilities	$(704)	$878	$174
Accrued liquidation costs	(80,831)	8,034	(72,797)
Total liabilities	$(81,535)	$8,912	$(72,623)

Change in carrying value of assets and liabilities, net	$7,218	$4,116	$11,334

The following provides details of the distributions declared, net during the year ended June 30, 2020 ($ in thousands):

Distributions declared	$(78,432)
Distributions reversed	1,644
Distributions declared, net	$(76,788)

Distributions payable increased by approximately $554,000 during the year ended June 30, 2020.

ART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries

Notes to Consolidated Financial Statements
As of June 30, 2021 and 2020

9)	Credit Agreements

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

The property that was collateral for the New LOC was sold in December 2020. The New LOC agreement provides that the borrower has 60 days after the sale of the collateral to add borrower(s) and additional property(ies) as collateral. During the 60-day period, the available borrowings under the New LOC were reduced to $100,000. On February 11, 2021, the New LOC was amended.  Two additional wholly owned subsidiaries of the Wind-Down Entity were joined to the New LOC as co-borrowers and two properties were added as replacement collateral as allowed for in the original agreement.  As a result of this amendment, the available borrowing commitment was adjusted back up to $25,000,000.  The maturity date of the New LOC was changed to January 31, 2023 with an option to extend for one additional year, subject to the availability of collateral.  There were no other significant changes to the New LOC.

As of June 30, 2021, the Company was in compliance with the financial covenants of the New LOC. No amounts were outstanding under the line of credit as of June 30, 2021 or 2020.

PPP Loan

On April 20, 2020, the Wind-Down Entity obtained unsecured credit in the form of a loan under the federal government’s Paycheck Protection Program (PPP) in the amount of $324,700. The loan accrued interest at a rate of 1.00% per annum.  The loan had a maturity date of April 20, 2022.

The Company expected to have 100% of the loan balance forgiven and therefore no amounts were accrued under the liquidation basis of accounting as of June 30, 2020. On February 16, 2021, the PPP loan and the related interest were forgiven.

ART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries

Notes to Consolidated Financial Statements
As of June 30, 2021 and 2020

10)	Beneficial Interests

The following table summarizes the Liquidation Trust Interests (rounded) for the years ended June 30, 2021 and 2020:

	Year ended June 30, 2021		Year ended June 30, 2020
Liquidation Trust Interests	Class A	Class B	Class A	Class B

Outstanding at beginning of year	11,518,232	675,558	11,433,623	655,261
Allowed claims	11,967	1,133	88,549	21,334
5% enhancement for certain allowed claims	182	56	459	5
Settlement by issuing Liquidation Trust Interests	-	-	895	-
Settlement of claims by cancelling Liquidation Trust Interests	(17,526)	(963)	(5,210)	(1,042)
Duplicate claim allowed in error	-	-	(84)	-
Outstanding at end of year	11,512,855	675,784	11,518,232	675,558

Of the 11,512,855 Class A Interests outstanding at June 30, 2021, 11,437,377 are held by Qualifying Victims (Note 7).

ART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries

Notes to Consolidated Financial Statements
As of June 30, 2021 and 2020

At the Plan Effective Date, certain claims were disputed. As the claims are resolved, additional Class A Interests and (if applicable) Class B Interests are issued on account of allowed claims and no Class A Interests or Class B Interests are issued on account of disallowed claims. The following table summarizes the Trust’s unresolved claims against the Debtors as they relate to Liquidation Trust Interests (rounded) for the years ended June 30, 2021 and 2020:

	Year ended June 30, 2021		Year ended June 30, 2020
Liquidation Trust Interests	Class A	Class B	Class A	Class B

Reserved for unresolved claims at beginning of year	193,559	7,118	482,734	34,697
Allowed claims	(11,967)	(1,133)	(88,549)	(21,334)
5% enhancement for certain allowed claims	(32)	-	-	-
Disallowed claims	(56,951)	(974)	(200,626)	(6,245)
Reserved for unresolved claims at end of year	124,609	5,011	193,559	7,118

Of the 124,609 Class A Interests relating to unresolved claims at June 30, 2021, 24,916 would be held by Qualifying Victims (Note 7).

11)	Distributions

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

On March 15, 2019, a distribution in the amount of approximately $44,697,000 was declared which represented $3.75 per Class A Interest. The distribution included (i) a cash distribution on account of then-allowed claims in the amount of approximately $42,313,000 which was paid on March 26, 2019, and (ii) a deposit of approximately $2,384,000 into a restricted cash account, which was made on March 26, 2019, for amounts payable for Class A Interests that may be issued in the future upon the allowance of unresolved claims.

On January 2, 2020, a distribution in the amount of approximately $53,426,000 was declared which represented $4.50 per Class A Interest. The distribution included (i) a cash distribution on account of then-allowed claims in the amount of approximately $51,188,000 which was paid on January 10, 2020, and (ii) a deposit of approximately $2,238,000 into a restricted cash account, which was made on January 10, 2020, for amounts (a) payable for Class A Interests that may be issued in the future upon the allowance of unresolved claims, (b) in respect of Class A Interests issued on account of recently allowed claims (c) for holders of Class A Interests who failed to cash distribution checks mailed in respect of the initial distribution (d) for distributions that were withheld due to pending avoidance actions and (e) for holders of Class A Interests for which the Trust is waiting for further beneficiary information.

ART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries

Notes to Consolidated Financial Statements
As of June 30, 2021 and 2020

On March 31, 2020, a distribution in the amount of approximately $25,000,000 was declared which represented $2.12 per Class A Interest. The distribution included (i) a cash distribution on account of then-allowed claims in the amount of approximately $24,193,000 which was paid on April 10, 2020, and (ii) a deposit of approximately $807,000 into a restricted cash account, which was made on April 10, 2020, for amounts (a) payable for Class A Interests that may be issued in the future upon the allowance of unresolved claims, (b) in respect of Class A Interests issued on account of recently allowed claims (c) for holders of Class A Interests who failed to cash distribution checks mailed in respect of prior distributions (d) for distributions that were withheld due to pending avoidance actions and (e) for holders of Class A Interests for which the Trust is waiting for further beneficiary information.

 On July 13, 2020, a distribution of approximately $29,934,000 was declared which represented $2.56 per Class A Interest. The distribution included (i) a cash distribution on account of then-allowed claims of approximately $29,201,000, which was paid on July 16, 2020 and (ii) a deposit of approximately $733,000 into a restricted cash account, which was made on August 25, 2020, for amounts (a) payable for Class A Interests that may be issued in the future upon the allowance of unresolved claims; (b) in respect of Class A Interests issued on account of recently allowed claims; (c) for holders of Class A Interests who failed to cash distribution checks mailed in respect of prior distributions; (d) for distributions that were withheld due to pending avoidance actions; and (e) for holders of Class A Interests for which the Trust is waiting for further beneficiary information.

On October 19, 2020, a distribution of approximately $29,957,000 was declared which represented $2.56 per Class A Interest. The distribution included (i) a cash distribution on account of then-allowed claims of approximately $29,204,000, which was paid on November 6, 2020 and (ii) a deposit of approximately $753,000 into a restricted cash account, which was made on November 3, 2020, for amounts (a) payable for Class A Interests that may be issued in the future upon the allowance of unresolved claims; (b) in respect of Class A Interests issued on account of recently allowed claims; (c) for holders of Class A Interests who failed to cash distribution checks mailed in respect of prior distributions; (d) for distributions that were withheld due to pending avoidance actions; and (e) for holders of Class A Interests for which the Trust is waiting for further beneficiary information.

On January 7, 2021, a distribution of approximately $50,005,000 was declared which represented $4.28 per Class A Interest. The distribution included (i) a cash distribution on account of then-allowed claims of approximately $48,665,000, which was paid on January 27, 2021 and (ii) a deposit of approximately $1,340,000 into a restricted cash account, which was made on January 28, 2021, for amounts (a) payable for Class A Interests that may be issued in the future upon the allowance of unresolved claims; (b) in respect of Class A Interests issued on account of recently allowed claims; (c) for holders of Class A Interests who failed to cash distribution checks mailed in respect of prior distributions; (d) for distributions that were withheld due to pending avoidance actions; and (e) for holders of Class A Interests for which the Trust is waiting for further beneficiary information.

On May 13, 2021, a distribution in the amount of approximately $30,014,000 was declared which represented $2.58 per Class A Interest. The distribution included (i) a cash distribution on account of then-allowed claims in the amount of approximately $29,328,000, which was paid on June 14, 2021 and (ii) a deposit of approximately $686,000 into a restricted cash account, which was made on June 16, 2021, for amounts (a) payable for Class A Interests that may be issued in the future upon the allowance of unresolved claims; (b) in respect of Class A Interests issued on account of recently allowed claims; (c) for holders of Class A Interests who failed to cash distribution checks mailed in respect of prior distributions; (d) for distributions that were withheld due to pending avoidance actions; and (e) for holders of Class A Interests for which the Trust is waiting for further beneficiary information.

ART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries

Notes to Consolidated Financial Statements
As of June 30, 2021 and 2020

During the years ended June 30, 2021 and 2020, as (a) claims were resolved, (b) claims were recently allowed, (c) addresses for holders of uncashed distribution checks were obtained, (d) pending avoidance actions were resolved and (e) further beneficiary information was received, distributions of approximately $660,000 and $1,000,000, respectively, were paid to holders of Class A Interests that were issued on account of claims that became allowed during such periods.

During the years ended June 30, 2021 and 2020, as a result of claims being disallowed or Class A Interests being cancelled, approximately $1,168,000 and $1,644,000 were released from the restricted cash account and distributions payable were reduced by the same amount.

During the years ended June 30, 2021 and 2020, approximately $590,000 and $148,000 were received from the Company’s transfer agent and others relating to distribution checks that were returned or not cashed. This amount was deposited into the restricted cash account and distributions payable were increased by the same amount.

12)	Related Party Transactions

Terry Goebel, a member of the Trust Supervisory Board, is president and a principal owner of G3 Group LA, a construction firm specializing in the development of high-end luxury residences. G3 Group LA is owned by Terry Goebel and his son Kelly Goebel.  As of June 30, 2021, the Company was under contract with G3 Group LA for the development of one single-family home in the Los Angeles area. One additional construction contract was assumed by the buyer of a single-family home in November 2019. As of June 30, 2021 and 2020, the remaining amounts payable under these contracts was approximately $4,391,000 and $8,133,000, respectively. During the years ended June 30, 2021 and 2020, approximately $7,341,000 and $10,123,000, respectively, were paid by the Company to G3 Group LA related to these contracts.

The Liquidation Trustee of the Trust is entitled to receive 5% of the total gross amount recovered by the Trust from the pursuit of Trust Causes of Action.  During the years ended June 30, 2021 and 2020, approximately $532,000 and $251,000 were accrued as amounts due to the Liquidation Trustee, respectively.  As of June 30, 2021 and 2020, approximately $160,000 and $119,000, respectively, were payable to the Liquidation Trustee. These amounts are included in accounts payable and accrued expenses in the accompanying consolidated statement of net assets in liquidation. During the years ended June 30, 2021 and 2020, approximately $491,000 and $214,000, respectively, were paid to the Liquidation Trustee.

In November 2019, the Trust entered into an arrangement with Akerman LLP, a law firm based in Miami, Florida of which the Liquidation Trustee is a partner, for the provision, at the option of the Trust on an as-needed basis, of e-discovery and related litigation support services in connection with the Trust’s prosecution of the Causes of Action. Under the arrangement, the Trust is charged for the services at scheduled rates per task which, depending on specific task, include flat rates, rates based on volume of data processed, rates based on the number of data users, the hourly rates of Akerman LLP personnel, or other rates. During the years ended June 30, 2021 and 2020, approximately $385,000 and $592,000, respectively, were paid related to these services and there are no outstanding payables as of June 30, 2021 or 2020.

The executive officers of the Wind-Down Entity are entitled to a bonus based on the Wind-Down Entity achieving certain specified cumulative amounts of distributions to the Trust. Based on the carrying amounts of the net assets in liquidation included in the accompanying consolidated statement of net assets in liquidation, approximately $3,840,000 were accrued as of June 30, 2021 and 2020, respectively, as the estimated amount of the bonus (including associated payroll taxes). This amount is included in the payroll and payroll related costs portion of accrued liquidation costs in the accompanying consolidated statement of net assets in liquidation. During the years ended June 30, 2021 and 2020, approximately $1,083,000 and $808,000, respectively, were paid related to the bonuses.

ART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries

Notes to Consolidated Financial Statements
As of June 30, 2021 and 2020

13)	Commitments and Contingencies

As of June 30, 2021, the Company had construction contracts of which approximately $10,137,000 was unpaid.

The Company has a lease for its office space that expires on August 31, 2021. The Company has one three-month option to extend the lease. The amount of rent paid, including common area maintenance and parking charges, during the years ended June 30, 2021 and 2020 was approximately $291,000 and $277,000, respectively. On June 4, 2021, the Company opted not to extend its existing lease and entered into a new office lease at a different location. The new lease is for the period from August 1, 2021 through July 31, 2022. The annual rent is approximately $43,000 plus common are maintenance charges. The Company has two six-month options to extend the lease. The Company paid approximately $55,000 relating to prepaid rent, common area maintenance charges and a security deposit for the new lease during the year ended June 30, 2021

The Company is not presently the defendant in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company.

The Company is not aware of any environmental liabilities that it believes would have a material adverse effect on its net assets in liquidation.

14)	Subsequent Events

Beneficial Interests

The Company evaluates subsequent events up until the date the unaudited consolidated financial statements are issued.

The following table summarizes the Liquidation Trust Interests for the period from July 1, 2021 through September 24, 2021:

Liquidation Trust Interests	Class A	Class B

Outstanding at July 1 2021	11,512,855	675,784
Allowed during the period	302	-
Settlement of claims by cancelling
Liquidation Trust Interests	(1,392)	(167)
Outstanding at September 24, 2021	11,511,765	675,617

Of the 11,511,765 Class A Interests outstanding at September 24, 2021, 11,436,286 are held by Qualifying Victims (Note 7).

ART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries

Notes to Consolidated Financial Statements
As of June 30, 2021 and 2020

The following table summarizes unresolved claims against the Debtors as they relate to Liquidation Trust Interests (rounded) for the period from July 1, 2021 through September 24, 2021:

Liquidation Trust Interests	Class A	Class B

Outstanding at July 1, 2021	124,609	5,011
Allowed during the period	(302)	-
Disallowed during the period	(3,146)	-
Outstanding at September 24, 2021	121,161	5,011

Of the 121,161 Class A Interests relating to unresolved claims at September 24, 2021, 22,183 would be held by Qualifying Victims (Note 7).

Distributions

During the period from July 1, 2021 through September 24, 2021, distributions of approximately $38,000 were paid from the restricted cash account on account of Class A Interests that were issued.

During the period from July 1, 2021 through September 24, 2021, as a result of claims being disallowed or Class A Interests being cancelled, approximately $99,000 was released from the restricted cash account and distributions payable was reduced by the same amount.

Sales of Real Estate Assets

During the period from July 1, 2021 through September 24, 2021, the Company sold two single-family homes and realized net proceeds of approximately $42,445,000.

Causes of Action

During the period from July 1, 2021 through September 24, 2021, the Trust recorded approximately $971,000 from the settlement of Causes of Action. The Company recorded approximately $49,000 as the amount due to the Liquidation Trustee on account of such settlements.

On August 6, 2021, the Trust agreed to the terms of a settlement of two pending actions against Comerica Bank. The terms of the settlement reached following negotiations with Comerica Bank and the plaintiffs in a putative class action against Comerica Bank in the United States Court for the Central District of California (District Court) are the subject of a Settlement Agreement among the plaintiffs, Comerica Bank, and the Trust (Settlement Agreement).

The Settlement Agreement resolves two actions. One of the actions, captioned In re Woodbridge Investments Litigation, Case No.2:18-cv-00103-DMG-MRW (C.D. Cal.), is a consolidated putative class action in District Court brought on behalf of former noteholders and unitholders of the Debtors (California Class Action). The California Class Action is comprised of five separate lawsuits filed between January 4, 2018 and April 26, 2018 and, as consolidated, asserted claims for aiding and abetting fraud, aiding and abetting breach of fiduciary duty, negligence, and violations of California’s unfair competition law. The Trust believes it is the largest member of the putative class in the California Class Action, as holder of approximately 60.9% of all claims against Comerica Bank based on the claims contributed to the Trust by former investors of the Debtors.

The other action resolved by the settlement, captioned Michael I. Goldberg as trustee for the Woodbridge Liquidation Trust v. Comerica Bank, Adv. Pro. No. 20-ap-50452-BLS (Bankr. D. Del.), is an adversary proceeding pending in the United States Bankruptcy Court for the District of Delaware, in which the Trust asserted claims against Comerica Bank for fraudulent transfers under the California Civil Code (Delaware Adversary Action). The Delaware Adversary Action also incorporates the claims asserted against Comerica Bank in the California Class Action to the extent that such claims may ultimately be determined to belong to the Debtors’ estates rather than the individual former noteholders and unitholders.

ART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries

Notes to Consolidated Financial Statements
As of June 30, 2021 and 2020

Under the terms of the Settlement Agreement, the California Class Action is required to be settled as a class action, subject to District Court approval, on the basis of a class defined to consist of (i) the Trust and (ii) the holders of Net Claims (as defined in the Settlement Agreement). Under the terms of the Settlement Agreement, Comerica Bank has agreed to pay (including through its insurers) an aggregate of $54.5 million, consisting of $54.2 million to settle the California Class Action (Class Payment) and $0.3 million to settle the Delaware Adversary Action (FT Payment). The Class Action Payment is intended to provide recoveries to members of the plaintiff class and to fund, in amounts to be determined by the District Court, the legal fees of plaintiffs’ counsel in the California Class Action, not to exceed 25% of the California Class Action settlement payment, the costs of administering the settlement, and certain incentive award for class representatives. Under the Settlement Agreement, Comerica Bank (and certain related parties) is required to be released from all claims advanced, or that could have been advanced, related to the facts alleged in the California Class Action or the Delaware Adversary Action.

The settlement amount is to be paid within ten business days of the Settlement Effective Date (as defined in the Settlement Agreement). The Net Class Consideration (defined as the Class Payment minus Court-awarded attorneys’ fees and costs) is required to be distributed to class members as set forth in the Settlement Agreement, resulting in a distribution to the Trust of approximately 60.9% of the Net Class Consideration (corresponding to the Trust’s holding of approximately 60.9% of all claims against Comerica based on the claims contributed to the Trust by former investors of the Debtors). No costs of administration or incentive award will be deducted from the Trust’s share of the Net Class Consideration. The Trust has agreed not to opt out of the settlement with respect to these claims. The FT Payment is required to be distributed to the Trust. The FT Payment is not subject to reduction for any reason, including attorneys’ fees, costs of administration, or incentive awards.

The proposed settlement of the California Class Action is subject to court approval, and settlement of the Delaware Adversary Action is subject to settlement of the California Class Action. Court approval and payment of the proposed settlement amount is expected by the first quarter of calendar year 2022 but could be delayed by appeals or other proceedings. Additionally, Comerica Bank has the right to terminate the settlement if the class members accounting for more than an agreed amount of claims elect to opt out of the settlement.

On September 3, 2021, the court entered an order granting preliminary approval to the settlement of the California Class Action.

In accordance with the Company’s accounting policies, until there is certainty as to the collectibility of the proposed settlements, no amounts will be recorded in the Company’s consolidated financial statement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 24th day of September, 2021.

By:	/s/ Michael I. Goldberg

Name:	Michael I. Goldberg
Title:	Liquidation Trustee