Form 10-Q
period 2021-09-30
Woodbridge Liquidation Trust
filed 2021-11-15
CIK 1785494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer,’’ ‘‘non-accelerated filer,’’‘‘smaller reporting company’’ and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☒  No ☐

Woodbridge Liquidation Trust
Form 10-Q
September 30, 2021

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

Woodbridge Liquidation Trust and Subsidiaries Consolidated Statements of Net Assets in Liquidation As of September 30, 2021 and June 30, 2021
(Unaudited, $ In Thousands)

	9/30/2021	6/30/2021

Assets
Real estate assets held for sale, net (Note 3)
Single-family homes	$98,465	$137,945
Other real estate assets	2,901	2,910
Subtotal	101,366	140,855

Cash and cash equivalents	80,271	45,369

Restricted cash (Note 4)	8,117	8,273

Other assets (Note 5)	5,596	5,473

Total assets	$195,350	$199,970

Liabilities
Accounts payable and accrued liabilities	$209	$160
Distributions payable	4,550	4,687
Accrued liquidation costs (Note 6)	56,048	65,583

Total liabilities	$60,807	$70,430

Commitments and contingencies (Note 14)

Net Assets in Liquidation
Restricted for Qualifying Victims (Note 7)	$3,167	$3,167
All Interestholders	131,376	126,373

Total net assets in liquidation	$134,543	$129,540

See accompanying notes to unaudited consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries Consolidated Statements of Changes in Net Assets in Liquidation For the Three Months Ended September 30, 2021 and 2020
(Unaudited, $ in Thousands)

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Restricted For Qualifying Victims	All Interestholders	Total	Restricted For Qualifying Victims	All Interestholders	Total

Net Assets in Liquidation as of beginning of period	$3,167	$126,373	$129,540	$-	$264,517	$264,517

Change in assets and liabilities (Note 8):
Restricted for Qualifying Victims -
Change in carrying value of assets and liabilities, net	-	-	-	-	-	-

All Interestholders:
Change in carrying value of assets and liabilities, net	-	4,904	4,904	-	5,083	5,083
Distributions (declared) reversed, net	-	99	99	-	(29,877)	(29,877)
Net change in assets and liabilities	-	5,003	5,003	-	(24,794)	(24,794)
Net Assets in Liquidation as of end of period	$3,167	$131,376	$134,543	$-	$239,723	$239,723

See accompanying notes to unaudited consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2021 and 2020
(Unaudited)

1)	Formation and Description of Business

Formation

Woodbridge Liquidation Trust (the ”Trust”) was established (i) for the purpose of collecting, administering, distributing and liquidating the Trust assets for the benefit of the Trust beneficiaries in accordance with the Liquidation Trust Agreement of the Trust (the “Trust Agreement”) and the First Amended Joint Chapter 11 Plan of Liquidation of Woodbridge Group of Companies, LLC and its Affiliated Debtors dated August 22, 2018 (as amended, modified, supplemented or restated from time to time, the “Plan”); (ii) to resolve disputed claims asserted against the Debtors, as defined in the Plan; (iii) to litigate and/or settle causes of action (“Causes of Action”); and (iv) to pay certain allowed claims and statutory fees, as required by the Plan. Woodbridge Group of Companies, LLC and its affiliated debtors are individually referred to herein as a Debtor and collectively as the Debtors. The Trust was formed on February 15, 2019 (the “Plan Effective Date”) as a statutory trust under Delaware law.

On the Plan Effective Date, in accordance with the Plan, (a) the following assets automatically vested in the Trust: (i) an aggregate $5,000,000 in cash from the Debtors for the purpose of funding the Trust’s initial expenses of operation; (ii) certain claims and Causes of Action; (iii) all of the outstanding equity interests of the Wind-Down Entity (as defined below); and (iv) certain other non-real estate related assets, (b) the equity interests of Woodbridge Group of Companies, LLC and Woodbridge Mortgage Investment Fund 1, LLC (together, the “Remaining Debtors”) were cancelled and new equity interests representing all of the newly issued and outstanding equity interests in the Remaining Debtors were issued to the Trust, (c) all of the other Debtors other than the Remaining Debtors were dissolved and (d) the real estate-related assets of the Debtors were automatically vested in the Trust’s wholly-owned subsidiary, Woodbridge Wind-Down Entity LLC (the “Wind-Down Entity”) or one of the Wind-Down Entity’s 43 wholly-owned single member LLCs (the “Wind-Down Subsidiaries”) formed to own the respective real estate assets. The Trust, the Remaining Debtors, the Wind-Down Entity and the Wind-Down Subsidiaries are collectively referred to herein as “the Company”.

As further discussed in Note 10, the Trust has two classes of “Liquidation Trust Interests”, Class A Liquidation Trust Interests (the “Class A Interests”) and Class B Liquidation Trust Interests (“Class B Interests”).  The holders of Class A Interests and Class B Interests are collectively referred to as “All Interestholders”.

On December 24, 2019, the Trust’s Registration Statement on Form 10 became effective under the Securities Exchange Act of 1934 (the “Exchange Act”). The trading symbol for the Trust’s Class A Interests is WBQNL. The Trust’s Class A Interests are quoted on the OTC Link ATS, the SEC-registered alternative trading system. The Class A Interests are eligible for the Depository Trust Company’s Direct Registration System (DRS) services. The Class B Interests are not registered with the SEC.

Description of Business

The Trust is prosecuting various Causes of Action acquired by the Trust pursuant to the Plan and is resolving claims asserted against the Debtors. As of September 30, 2021, the Company is the plaintiff in several pending lawsuits. See Note 13 for additional information. The Trust is also liquidating its Forfeited Assets. See Note 7 for additional information.

As of September 30, 2021, the Wind-Down Entity is constructing and selling five luxury single-family homes and liquidating its remaining six other real estate assets. The majority of the Wind-Down Entity’s real estate assets held for sale is concentrated in two of its single-family homes located in the Los Angeles, California area. See Note 3 for additional information.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2021 and 2020
(Unaudited)
The Company is required to liquidate its assets and distribute available cash to the Trust beneficiaries. The liquidation activities are carried out by the Trust, the Wind-Down Entity and the Wind-Down Subsidiaries. As of September 30, 2021, the Company estimates that the liquidation activities will be completed by February 15, 2024.

As discussed and defined in Note 2, the Company uses the Liquidation Basis of Accounting. The Trust currently operates as one reportable segment comprised primarily of real estate assets held for sale.

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

As a result of the COVID-19 outbreak, three of the Wind-Down Subsidiaries’ construction sites were closed for about three months during the summer of 2020. One construction site was closed for about two weeks in late December 2020. The Company continues to observe health and safety guidelines, including allowing its employees to work remotely. The Company will continue to evaluate the impact of the COVID-19 outbreak on its activities, including the cost of construction, the timing of completion of the single-family homes that are under construction, the time needed to market and sell the single-family homes, and the price at which these single-family homes will be sold.

The ultimate impact of the COVID-19 outbreak will depend on many factors, some of which cannot be foreseen, including the duration, severity, and geographic concentrations of the pandemic and any resurgence of the disease.

2)	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), including the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the consolidated financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. These consolidated financial statements have been presented in accordance with Accounting Standards Codification (ASC) Subtopic 205-30, “Liquidation Basis of Accounting,” as amended by Accounting Standards Update (ASU) No. 2013-07, “Presentation of Financial Statements (Topic 205), Liquidation Basis of Accounting.” The June 30, 2021 consolidated statement of net assets in liquidation included herein was derived from the audited consolidated financial statements but does not include all disclosures or notes required by U.S. GAAP for complete financial statements.

All material intercompany accounts and transactions have been eliminated.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2021 and 2020
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

The Company does not record any amount from the future settlement of unresolved Causes of Action or recoveries from Fair Fund or Forfeited Assets (including those that may be settled, but subject to court or other regulatory agency approval) in the accompanying consolidated financial statements since they cannot be reasonably estimated. The amount recovered may be material to the Company’s net assets in liquidation.

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

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2021 and 2020
(Unaudited)
Other Assets

The Company recognizes recoveries from the settlement of unresolved Causes of Action when an agreement is executed and collectability is reasonably assured. An allowance for uncollectible settlement installment receivables is recorded when there is doubt about the collectability of the receivable.  Insurance claims are recognized when the insurance company accepts the claim or if a claim is pending and the recoverable amount can be estimated. The Company records escrow receivables at the amount that is expected to be received when the escrow receivable is released. The Forfeited Assets (Note 7) received from the United States Department of Justice (the "DOJ"), other than cash, have been recorded at their estimated net realizable value. In addition, the Company recognizes other amounts to be received based on contractual terms or when the amounts to be received are certain.

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
For the Three Months Ended September 30, 2021 and 2020
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

The Company’s real estate assets held for sale as of September 30, 2021, with comparative information as of June 30, 2021, are as follows ($ in thousands) (unaudited):

	September 30, 2021				June 30, 2021

	Number of Assets	Gross Value	Closing and Other Costs	Net Value	Number of Assets	Gross Value	Closing and Other Costs	Net Value

Single-family homes	5	$104,750	$(6,285)	$98,465	7	$146,750	$(8,805)	$137,945

Other real estate assets:
Secured loans	4	1,936	(87)	1,849	4	1,945	(87)	1,858
Other properties	2	1,107	(55)	1,052	2	1,107	(55)	1,052
Subtotal	6	3,043	(142)	2,901	6	3,052	(142)	2,910

Total	11	$107,793	$(6,427)	$101,366	13	$149,802	$(8,947)	$140,855

The single-family homes, except one, are located in the Los Angeles, California area. As of September 30, 2021, one of the single-family homes was listed for sale and four were under construction. The loans are secured by properties located in the Midwest and Eastern United States. The other properties are located in the state of Hawaii and the state of New York.

During the three months ended September 30, 2021, the Company sold two single-family homes for net proceeds of approximately $42,445,000. One of the single-family homes sold during the three months ended September 30, 2021 was under construction. During the three months ended September 30, 2020, the Company sold four single-family homes and nine other properties for net proceeds of approximately $33,492,000. One of the single-family homes sold during the three months ended September 30, 2020 was under construction and the buyer assumed the remaining obligations to complete construction of approximately $11,253,000.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2021 and 2020
(Unaudited)
4)	Restricted Cash

The Company’s restricted cash as of September 30, 2021, with comparative information as of June 30, 2021, is as follows ($ in thousands) (unaudited):

	September 30, 2021	June 30, 2021

Distributions restricted by the Company related to unresolved claims, distributions for recently allowed claims, uncashed distribution checks, distributions withheld due to pending avoidance actions and distributions that the Trust is waiting for further beneficiary information	$4,550	$4,687
Forfeited Assets (Note 7)	1,817	1,836
Interest reserve (Note 9)	1,750	1,750
Total restricted cash	$8,117	$8,273

5)	Other Assets

The Company’s other assets as of September 30, 2021, with comparative information as of June 30, 2021, are as follows ($ in thousands) (unaudited):

	September 30, 2021	June 30, 2021

Escrow receivables (a)	$2,607	$2,500
Forfeited Assets (Note 7)	1,549	1,549
Settlement installment receivables, net (b)	1,021	1,014
Other	419	410
Total other assets	$5,596	$5,473

(a) Escrow holdbacks relating to one single-family home that was sold during the three months ended September 30, 2021 and one single-family home sold prior to June 30, 2021, respectively. Amounts are to be released upon the completion of construction and/or obtaining a certificate of occupancy.
(b) The allowance for uncollectible settlement installment receivables was approximately $6,000 and $9,000 as of September 30, 2021 and June 30, 2021, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2021 and 2020
(Unaudited)
6)	Accrued Liquidation Costs

The following is a summary of the items included in accrued liquidation costs as of September 30, 2021, with comparative information as of June 30, 2021 ($ in thousands) (unaudited):

	September 30, 2021	June 30, 2021
Development costs:
Construction costs	$18,769	$23,480
Construction warranty	2,870	2,870
Indirect costs	568	712
Bond refunds	(989)	(1,134)
Total development costs	21,218	25,928

Holding costs:
Property tax	1,727	1,901
Insurance	994	1,291
Maintenance, utilities and other	746	1,000
Total holding costs	3,467	4,192

General and administrative costs:
Legal and other professional fees	14,804	17,697
Payroll and payroll-related	9,646	10,432
Directors and officers insurance	2,576	2,576
State, local and other taxes	2,206	2,217
Board fees and expenses	1,363	1,558
Other	768	983
Total general and administrative costs	31,363	35,463

Total accrued liquidation costs	$56,048	$65,583

7)	Forfeited Assets - Restricted for Qualifying Victims

The Trust entered into a resolution agreement with the DOJ which provided that the Trust would receive the assets forfeited (the "Forfeited Assets") by Robert and Jeri Shapiro. The agreement provides for the release of specified Forfeited Assets by the DOJ to the Trust and for the Trust to liquidate those assets and distribute the net sale proceeds to Qualifying Victims.  Qualifying Victims include the vast majority of Trust beneficiaries (specifically, all former holders of allowed Class 3 and 5 claims and their permitted assigns), but do not include former holders of Class 4 claims. Distributions to Qualifying Victims are allocated pro-rata based on their net allowed claims without considering the (i) 5% enhancement for contributing their causes of action and (ii) 72.5% Class 5 coefficient.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2021 and 2020
(Unaudited)
In March 2021, the Trust received certain Forfeited Assets from the DOJ, including cash, wine, jewelry, handbags, clothing, shoes, art, gold and other assets. The Forfeited Assets included in the Company’s September 30, 2021 and June 30, 2021 consolidated financial statements are as follows ($ in thousands) (unaudited):

	September 30, 2021	June 30, 2021

Restricted cash (Note 4)	$1,817	$1,836
Other assets (Note 5)	1,549	1,549
Accrued liquidation costs	(199)	(218)
Net assets in liquidation - restricted for Qualifying Victims	$3,167	$3,167

8)	Net Change In Assets and Liabilities

Restricted for Qualifying Victims:

The following is a summary of the change in the carrying value of assets and liabilities, net during the three months ended September 30, 2021 ($ in thousands) (unaudited):

	Cash Activities	Remeasure- ment	Total

Real estate assets held for sale, net	$-	$-	$-
Cash and cash equivalents	-	-	-
Restricted cash	(19)	-	(19)
Other assets	-	-	-
Total assets	$(19)	$-	$(19)

Accounts payable and accrued liabilities	$-	$-	$-
Accrued liquidation costs	(19)	-	(19)
Total liabilities	$(19)	$-	$(19)

Change in carrying value of assets and liabilities, net	$-	$-	$-

There was no activity relating to net assets restricted for Qualifying Victims during the three months ended September 30, 2020.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2021 and 2020
(Unaudited)
All Interestholders

The following provides details of the change in the carrying value of assets and liabilities, net during the three months ended September 30, 2021 ($ in thousands) (unaudited):

	Cash Activities	Remeasure- ment	Total

Real estate assets held for sale, net	$(42,454)	$2,965	$(39,489)
Cash and cash equivalents	34,803	-	34,803
Restricted cash	-	-	-
Other assets	(700)	823	123
Total assets	$(8,351)	$3,788	$(4,563)

Accounts payable and accrued liabilities	$-	$49	$49
Accrued liquidation costs	(8,723)	(793)	(9,516)
Total liabilities	$(8,723)	$(744)	$(9,467)

Change in carrying value of assets and liabilities, net	$372	$4,532	$4,904

The following provides details of the distributions (declared) reversed, net during the three months ended September 30, 2021 ($ in thousands) (unaudited):

Distributions declared	$-
Distributions reversed	99
Distributions (declared) reversed, net	$99

Distributions payable decreased by approximately $137,000 during the three months ended September 30, 2021.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2021 and 2020
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

The following provides details of the distributions (declared) reversed, net during the three months ended September 30, 2020 ($ in thousands) (unaudited):

Distributions declared	$(29,969)
Distributions reversed	92
Distributions declared, net	$(29,877)

Distributions payable increased by approximately $692,000 during the three months ended September 30, 2020.

9)	Credit Agreement

On June 19, 2020, two wholly-owned subsidiaries of the Wind-Down Entity entered into a $25,000,000 revolving line of credit (the "LOC") with a financial institution. The LOC had an original maturity of June 19, 2022. The LOC requires the borrowers to establish an interest reserve of $1,750,000 (Note 4), which is to be used to pay the potential monthly interest payments. Outstanding borrowings bear interest at a fixed rate of 3.50% per annum. Indebtedness under the LOC was secured by a deed of trust on one property, the personal property associated therewith and the interest reserve. The Wind-Down Entity is the guarantor of the LOC. The Company is required to keep a cash balance of $20,000,000 on deposit with the lender in order to avoid a non-compliance fee of 2% of the shortfall in the required deposit and is required to comply with various covenants.

The property that was collateral for the LOC was sold in December 2020. The LOC agreement provides that the borrower has 60 days after the sale of the collateral to add borrower(s) and additional property(ies) as collateral. During the 60-day period, the available borrowings under the LOC were reduced to $100,000. On February 11, 2021, the LOC was amended.  Two additional wholly owned subsidiaries of the Wind-Down Entity were joined to the LOC as co-borrowers and two properties were added as replacement collateral as allowed for in the original agreement.  As a result of this amendment, the available borrowing commitment was adjusted back up to $25,000,000. The maturity date of the LOC was changed to January 31, 2023 with an option to extend for one additional year, subject to the availability of collateral. There were no other significant changes to the LOC.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2021 and 2020
(Unaudited)
As of September 30, 2021, the Company was in compliance with the financial covenants of the LOC. No amounts were outstanding under the LOC as of September 30, 2021 or June 30, 2021.

10)	Beneficial Interests

The following table summarizes the Liquidation Trust Interests (rounded) for the three months ended September 30, 2021 and 2020 (unaudited):

	For the Three Months Ended September 30,
	2021		2020
Liquidation Trust Interests	Class A	Class B	Class A	Class B

Outstanding at beginning of period	11,512,855	675,784	11,518,232	675,558
Allowed claims	302	-	3,319	1,133
5% enhancement for certain allowed claims	-	-	166	56
Settlement of claims by cancelling Liquidation
Trust Interests	(1,392)	(167)	(2,267)	(435)
Outstanding at end of period	11,511,765	675,617	11,519,450	676,312

Of the 11,511,765 Class A Interests outstanding at September 30, 2021, 11,436,286 are held by Qualifying Victims (Note 7).

At the Plan Effective Date, certain claims were disputed. As those disputed claims are resolved, additional Class A and (if applicable) Class B Interests are issued on account of allowed claims or Class A and (if applicable) Class B Interests are cancelled. No Class A or Class B Interests are issued on account of disallowed claims. The following table summarizes the unresolved claims against the Debtors as they relate to Liquidation Trust Interests (rounded) for the three months ended September 30, 2021 and 2020 (unaudited):

	For the Three Months Ended September 30,
	2021		2020
Liquidation Trust Interests	Class A	Class B	Class A	Class B

Reserved for unresolved claims at beginning of period	124,609	5,011	193,559	7,118
Allowed claims	(302)	-	(3,319)	(1,133)
5% enhancement for certain allowed claims	-	-	(16)	-
Disallowed claims	(3,146)	-	(7,115)	(342)
Reserved for unresolved claims at end of period	121,161	5,011	183,109	5,643

Of the 121,161 Class A Interests relating to unresolved claims at September 30, 2021, 22,183 would be held by Qualifying Victims (Note 7).

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2021 and 2020
(Unaudited)
11)	Distributions

The Plan provides for a distribution waterfall that specifies the priority and manner of distribution of available cash, excluding distributions of the net sales proceeds from Forfeited Assets. Distributions are to be made (a) to the Class A Interests until they have received distributions of $75.00 per Class A Interest; thereafter (b) to the Class B Interests until they have received distributions of $75.00 per Class B Interest; thereafter (c) to each Liquidation Trust Interest (whether a Class A or Class B Interest) until the aggregate of all distributions made pursuant to this clause equals an amount equivalent to interest, at a per annum fixed rate of 10%, compounded annually, accrued on the aggregate principal amount of all Net Note Claims, Allowed General Unsecured Claims and Net Unit Claims, all as defined in the Plan, treating each distribution pursuant to (a) and (b) above as reductions of such principal amount; and thereafter (d) to the holders of Allowed Subordinated Claims, as defined in the Plan, until such claims are paid in full, including interest, at a per annum fixed rate of 10% or such higher rate as may be agreed to, as provided for in the Plan, compounded annually, accrued on the principal amount of each Allowed Subordinated Claim.

During the three months ended September 30, 2021, there were no distributions declared. During the three months ended September 30, 2020, a distribution in the amount of approximately $29,934,000 was declared which represented $2.56 per Class A Interest. The distribution included (i) a cash distribution on account of then-allowed claims in the amount of approximately $29,201,000, which was paid on July 16, 2020 and (ii) a deposit of approximately $733,000 into a restricted cash account, which was made on August 25, 2020, for amounts (a) payable for Class A Interests that may be issued in the future upon the allowance of unresolved claims; (b) in respect of Class A Interests issued on account of recently allowed claims; (c) for holders of Class A Interests who failed to cash distribution checks mailed in respect of prior distributions; (d) for distributions that were withheld due to pending avoidance actions; and (e) for holders of Class A Interests for which the Trust is waiting for further beneficiary information.

During the three months ended September 30, 2021 and 2020, as (a) claims were resolved, (b) claims were recently allowed, (c) addresses for holders of uncashed distribution checks were obtained, (d) pending avoidance actions were resolved and (e) further beneficiary information was received, distributions of approximately $38,000 and $73,000, respectively, were paid to holders of Class A Interests from the restricted cash account and distributions payable were reduced by the same amount.

During the three months ended September 30, 2021 and 2020, as a result of claims being disallowed or Class A Interests being cancelled, approximately $99,000 and $92,000, respectively, were released from the restricted cash account and distributions payable were reduced by the same amount.

During the three months ended September 30, 2021 and 2020, approximately $0 and $121,000, respectively, were received from the Company’s transfer agent and others relating to distribution checks that were returned or not cashed. These amounts were deposited into the restricted cash account and distributions payable were increased by the same amount.

12)	Related Party Transactions

Terry Goebel, a member of the Trust Supervisory Board, is president and a principal owner of G3 Group LA (G3), a construction firm specializing in the development of high-end luxury residences. G3 is owned by Terry Goebel and his son Kelly Goebel. As of September 30, 2021, the Company was under contract with G3 for the development of one single-family home in Los Angeles, California. As of September 30, 2021 and June 30, 2021 the remaining amounts payable under this contract were approximately $3,105,000 and $4,391,000, respectively. During the three months ended September 30, 2021 and 2020, approximately $1,286,000 and $2,234,000, respectively, were paid by the Company to G3 related to this contract.  See Note 15 for additional information.

The Liquidation Trustee of the Trust is entitled to receive 5% of the total gross amount recovered by the Trust from the pursuit of the Causes of Action. During the three months ended September 30, 2021 and 2020, approximately $49,000 and $360,000, were accrued as amounts due to the Liquidation Trustee, respectively. As of September 30, 2021 and June 30, 2021, approximately $209,000 and $160,000, respectively, were payable to the Liquidation Trustee. These amounts are included in accounts payable and accrued liabilities in the accompanying consolidated statements of net assets in liquidation. During the three months ended September 30, 2021 and 2020, no amounts were paid to the Liquidation Trustee.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2021 and 2020
(Unaudited)
In November 2019, the Trust entered into an arrangement with Akerman LLP, a law firm based in Miami, Florida of which the Liquidation Trustee is a partner, for the provision, at the option of the Trust on an as-needed basis, of e-discovery and related litigation support services in connection with the Trust’s prosecution of the Causes of Action. Under the arrangement, the Trust is charged for the services at scheduled rates per task which, depending on specific task, include flat rates, rates based on volume of data processed, rates based on the number of data users, the hourly rates of Akerman LLP personnel, or other rates. During the three months ended September 30, 2021 and 2020, respectively, approximately $107,000 and $104,000, respectively, were paid related to these services and there are no outstanding payables as of September 30, 2021 and June 30, 2021.

The executive officers of the Wind-Down Entity are entitled to a bonus based on the Wind-Down Entity achieving certain specified cumulative amounts of distributions to the Trust. Based on the carrying amounts of the net assets in liquidation included in the accompanying consolidated statements of net assets in liquidation, approximately $3,040,000 were accrued as of September 30, 2021 and June 30, 2021 as the estimated amount of the bonus (including associated payroll taxes). This amount is included in the payroll and payroll related costs portion of accrued liquidation costs in the accompanying consolidated statement of net assets in liquidation. During the three months ended September 30, 2021 and 2020, no amounts were paid related to the bonuses.

13)	Causes of Action

During the three months ended September 30, 2021 and 2020, the Company recorded approximately $971,000 and $6,580,000, respectively, from the settlement of Causes of Action.

On August 6, 2021, the Trust agreed to the terms of a settlement of two pending actions against Comerica Bank. The terms of the settlement reached following negotiations with Comerica Bank and the plaintiffs in a putative class action against Comerica Bank in the United States Court for the Central District of California (the "District Court") are the subject of a Settlement Agreement among the plaintiffs, Comerica Bank, and the Trust (the "Settlement Agreement").

The Settlement Agreement resolves two actions. One of the actions, captioned In re Woodbridge Investments Litigation, Case No.2:18-cv-00103-DMG-MRW (C.D. Cal.), is a consolidated putative class action in the District Court brought on behalf of former noteholders and unitholders of the Debtors (the "California Class Action"). The California Class Action is comprised of five separate lawsuits filed between January 4, 2018 and April 26, 2018 and, as consolidated, asserted claims for aiding and abetting fraud, aiding and abetting breach of fiduciary duty, negligence, and violations of California’s unfair competition law. The Trust believes it is the largest member of the putative class in the California Class Action, as holder of approximately 60.9% of all claims against Comerica Bank based on the claims contributed to the Trust by former investors of the Debtors.

The other action resolved by the settlement, captioned Michael I. Goldberg as trustee for the Woodbridge Liquidation Trust v. Comerica Bank, Adv. Pro. No. 20-ap-50452-BLS (Bankr. D. Del.), is an adversary proceeding pending in the United States Bankruptcy Court for the District of Delaware, in which the Trust asserted claims against Comerica Bank for fraudulent transfers under the California Civil Code (the "Delaware Adversary Action"). The Delaware Adversary Action also incorporates the claims asserted against Comerica Bank in the California Class Action to the extent that such claims may ultimately be determined to belong to the Debtors’ estates rather than the individual former noteholders and unitholders.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2021 and 2020
(Unaudited)
Under the terms of the Settlement Agreement, the California Class Action is required to be settled as a class action, subject to District Court approval, on the basis of a class defined to consist of (i) the Trust and (ii) the holders of Net Claims (as defined in the Settlement Agreement). Under the terms of the Settlement Agreement, Comerica Bank has agreed to pay (including through its insurers) an aggregate of $54.5 million, consisting of $54.2 million to settle the California Class Action (Class Payment) and $0.3 million to settle the Delaware Adversary Action (the "FT Payment"). The Class Payment is intended to provide recoveries to members of the plaintiff class and to fund, in amounts to be determined by the District Court, the legal fees of plaintiffs’ counsel in the California Class Action, not to exceed 25% of the California Class Action settlement payment, the costs of administering the settlement, and certain incentive award for class representatives. Under the Settlement Agreement, Comerica Bank (and certain related parties) is required to be released from all claims advanced, or that could have been advanced, related to the facts alleged in the California Class Action or the Delaware Adversary Action.

The settlement amount is to be paid within ten business days of the Settlement Effective Date (as defined in the Settlement Agreement). The Net Class Consideration (defined in the Settlement Agreement as the Class Payment minus Court-awarded attorneys’ fees and costs) is required to be distributed to class members as set forth in the Settlement Agreement, resulting in a distribution to the Trust of approximately 60.9% of the Net Class Consideration (corresponding to the Trust’s holding of approximately 60.9% of all claims against Comerica based on the claims contributed to the Trust by former investors of the Debtors). No costs of administration or incentive award will be deducted from the Trust’s share of the Net Class Consideration. The Trust has agreed not to opt out of the settlement with respect to these claims. The FT Payment is required to be distributed to the Trust. The FT Payment is not subject to reduction for any reason, including attorneys’ fees, costs of administration, or incentive awards.

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

On September 3, 2021, the District Court entered an order granting preliminary approval to the settlement of the California Class Action. A hearing on final approval has been scheduled for December 17, 2021.

The Company has accrued an estimate of the amount of legal costs to be incurred to pursue this litigation, excluding contingent fees. In accordance with the Company’s accounting policies as more fully discussed in Note 2, until there is certainty as to the collectability of the proposed settlements, no settlement recovery amounts have been recorded in the Company’s consolidated financial statements, including the above referenced Comerica Bank settlement.

14)	Commitments and Contingencies

As of September 30, 2021, the Company had construction contracts under which approximately $6,500,000 was unpaid.

The Company had a lease for its office space that expired on August 31, 2021. The Company had one three-month option to extend the lease. The amount of rent paid, including common area maintenance and parking charges, during the three months ended September 30, 2021 and 2020, was approximately $50,000 and $68,000, respectively. On June 4, 2021, the Company opted not to extend its existing lease and entered into a new office lease at a different location. The new lease is for the period from August 1, 2021 through July 31, 2022. The annual rent is approximately $43,000 plus common area maintenance charges. The Company has two six-month options to extend the lease. The Company paid approximately $55,000 relating to prepaid rent, common area maintenance charges and a security deposit for the new lease during the year ended June 30, 2021

The Company is not presently the defendant in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2021 and 2020
(Unaudited)
The Company is not aware of any environmental liabilities that it believes would have a material adverse effect on its net assets in liquidation.

15)	Subsequent Events

The Company evaluates subsequent events up until the date the unaudited consolidated financial statements are issued.

Distributions

On October 8, 2021, a distribution in the amount of approximately $40,017,000 was declared which represented $3.44 per Class A Interest. The distribution included (i) a cash distribution on account of then-allowed claims in the amount of approximately $39,134,000, which was paid on October 29, 2021 and (ii) a deposit of approximately $883,000 into a restricted cash account, which was made on October 28, 2021, for amounts, (a) payable for Class A Interests that may be issued in the future upon the allowance of unresolved claims; (b) in respect of Class A Interests issued on account of recently allowed claims; (c) for holders of Class A Interests who failed to cash distribution checks mailed in respect of prior distributions; (d) for distributions that were withheld due to pending avoidance actions; and (e) for holders of Class A Interests for which the Trust is waiting for further beneficiary information.

During the period from October 1, 2021 through November 12, 2021, as (a) claims were resolved, (b) claims were recently allowed, (c) addresses for holders of uncashed distribution checks were obtained, (d) pending avoidance actions were resolved and (e) further beneficiary information was received, distributions of approximately $23,000 were paid to holders of Class A Interests from the restricted cash account and distributions payable were reduced by the same amount.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2021 and 2020
(Unaudited)
Sales of Real Estate Assets

During the period from October 1, 2021 through November 12, 2021, the Company settled one secured loan and realized net proceeds of approximately $200,000. As of November 12, 2021, the Company had one single-family home under contract. Although the contingencies relating to this pending sale have been removed, no assurance can be given that the sale will close.

Construction Contracts

On October 15, 2021, the related party contract with G3 was increased by approximately $2,100,000.  Also see Note 12.  During the period from October 1, 2021 through November 12, 2021, the Company increased other contracts by approximately $781,000.

Causes of Action

During the period from October 1, 2021 through November 12, 2021, the Trust recorded approximately $140,000 from the settlement of Causes of Action. The Company recorded approximately $7,000 as the amount due to the Liquidation Trustee on account of such settlements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of changes in net assets and net assets in liquidation and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements of Woodbridge Liquidation Trust and the related notes thereto. The Trust, the Remaining Debtors, the Wind-Down Entity and the Wind-Down Subsidiaries, as used herein, are defined in Note 1 to the consolidated financial statements and are collectively referred to herein as the Company.

Forward-Looking Statements

Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements. Those statements include, without limitation, financial guidance, and projections and statements with respect to expectation of future financial condition, changes in net assets in liquidation, cash flows, plans, targets, goals, objectives and performance of the Trust. Such forward-looking statements also include statements that are preceded by, followed by, or that include the words “believes”, “estimates”, “plans”, “expects”, “intends”, “is anticipated”, “will continue”, “project”, “outlook”,  “evaluate”,  “may”, “could”, “would”, “should” and similar expressions, and all other statements that are not historical facts. All such forward-looking statements are based on the Trust’s current expectations and involve risks and uncertainties which may cause actual results to differ materially from those set forth in such statements. Such risks and uncertainties include the amount of sales proceeds, timing of sales of real estate assets, timing and amount of funds needed to complete construction of single-family homes, amount of general and administrative costs, the number and amount of successful litigations and/or settlements and the ability to recover thereon, the amount of funding required to continue litigations, the continuing impact of the COVID-19 pandemic, interest rates, adverse weather conditions in the regions in which properties to be sold are located, economic and political conditions, changes in tax and other governmental rules and regulations applicable to the Trust and its subsidiaries and other risks and uncertainties identified in Part I. Financial Information, Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K, or contained in any of the Trust’s subsequent filings with the SEC including in Part II. Other Information, Item 1A. Risk Factors of this Form 10-Q. These risks and uncertainties are beyond the ability of the Trust to control, and in many cases, the Trust cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

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

Overview

Pursuant to the Plan, the Trust was formed on February 15, 2019 to hold, either directly or indirectly through the Wind-Down Entity and the Wind-Down Subsidiaries, the assets and equity interests formerly owned by the Debtors. Each of the real properties formerly owned by the Debtors was, as of February 15, 2019, owned by one of the Wind-Down Subsidiaries. The purpose of the Wind-Down Entity and the Wind-Down Subsidiaries is to develop (as applicable), market and sell those properties to generate cash. Assets formerly owned by the Debtors other than real estate assets and certain cash were transferred to the Trust. The purpose of the Trust is to receive remittances of cash from the Wind-Down Entity, to resolve disputed claims, to prosecute the Causes of Action, to pay allowed administrative and priority claims, as defined in the Plan, and, subject to the payment of Trust expenses and the retention of various reserves, to make distributions of cash to Interestholders in accordance with the Plan.

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

As of September 30, 2021, the number of Liquidation Trust Interests outstanding in each class is as follows:

Class of Interest	Number Outstanding

Class A Liquidation Trust Interests	11,511,765

Class B Liquidation Trust Interests	675,617

For each of the classes of Liquidation Trust Interests, the number of Liquidation Trust Interests outstanding will increase to the extent that the disputed claims become allowed claims. In addition, the number of Liquidation Trust Interests outstanding will decrease to the extent that disputed claims are settled by cancelling previously issued Liquidation Trust Interests.

Since the Plan Effective Date through September 30, 2021, the Wind-Down Subsidiaries have disposed of approximately 139 properties for aggregate net sales proceeds of approximately $459.77 million. During the period from October 1, 2021 through November 12, 2021, the Wind-Down Subsidiaries settled one secured loan and realized net proceeds of approximately $0.20 million. As of September 30, 2021, the Company owned eleven real estate assets (including four single-family homes under construction and one single-family home listed for sale) with a gross carrying value of approximately $107.79 million. Therefore, the amount of net proceeds from the sale of real estate assets in the future will be less than the amount realized from the Plan Effective Date through September 30, 2021. The Company expects to complete the liquidation of its assets during the fiscal year ending June 30, 2024.

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Discussion of the Company’s Operations

Three months ended September 30, 2021

The following is a summary of the Consolidated Statement of Changes in Net Assets in Liquidation for the three months ended September 30, 2021 ($ in thousands):

	Restricted for Qualifying Victims	All Interestholders	Total

Net assets in liquidation as of June 30, 2021	$3,167	$126,373	$129,540

Change in assets and liabilities:
Restricted for Qualifying Victims - change in carrying value of assets and liabilities, net	-	-	-

All interestholders:
Change in carrying value of assets and liabilities, net	-	4,904	4,904
Distributions (declared) reversed, net	-	99	99
Net change in assets and liabilities	-	5,003	5,003

Net assets in liquidation, as of September 30, 2021	$3,167	$131,376	$134,543

Net assets in liquidation increased by approximately $5.00 million during the three-month period ended September 30, 2021. This increase was due to an increase in the carrying value of assets and liabilities, net of approximately $4.90 million and distributions (declared) reversed, net of approximately $0.10 million. The components of the approximately $4.90 million net change in the carrying value of assets and liabilities are as follows ($ in thousands):

	Restricted for Qualifying Victims	All Interestholders	Total

Sales proceeds in excess of carrying value	$-	$3,071	$3,071
Settlement recoveries recognized, net	-	926	926
Remeasurement of assets and liabilities, net	-	812	812
Other	-	95	95

Change in carrying value of assets and liabilities, net	$-	$4,904	$4,904

During the three months ended September 30, 2021, the Company:

•	Completed construction of two single-family homes (2600 Hutton and 1484 Carla Ridge).

•	Sold two single-family homes for net proceeds of approximately $42.45 million. One of the single-family homes was under construction.

•	Signed agreements to settle Causes of Action for payment to the Trust of approximately $0.97 million.

•	Paid construction costs of approximately $4.23 million relating to single-family homes under development.

•	Paid holding costs of approximately $0.40 million.

•
Paid general and administrative costs of approximately $4.12 million, including approximately $0.20 million of board member fees and expenses, approximately $1.14 million of payroll and other general and administrative costs and approximately $2.78 million of professional fees.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

For the three months ended September 30, 2020

The following is a summary of the Consolidated Statement of Changes in Net Assets in Liquidation for the three months ended September 30, 2020 ($ in thousands):

Net assets in liquidation, as of June 30, 2020	$264,517
Change in assets and liabilities:
Change in carrying value of assets and liabilities, net	5,083
Distributions (declared) reversed, net	(29,877)
Net change in assets and liabilities	(24,794)
Net assets in liquidation, as of September 30, 2020	$239,723

Net assets in liquidation decreased approximately $24.79 million during the three months ended September 30, 2020. This decrease was due to changes in the carrying value of assets and liabilities, net of approximately $5.08 million and distributions declared, net of approximately $29.88 million. The components of the approximately $5.08 million net change in the carrying value of assets and liabilities, net are as follows ($ in thousands):

Settlement recoveries recognized, net	$6,195
Carrying value in excess of sales proceeds	(263)
Remeasurement of assets and liabilities, net	(883)
Other	34
Change in carrying value of assets and liabilities, net	$5,083

During the three months ended September 30, 2020, the Company:

•	Declared a distribution of $2.56 per Class A Interest, which totaled approximately $29.97 million.

•
Sold four single-family homes and nine other properties for net proceeds of approximately $33.49 million. One of the single-family homes was under construction and the buyer assumed the remaining obligations to complete the construction of the property of approximately $11.25 million.

•	Signed agreements to settle Causes of Action of approximately $6.58 million.

•	Paid construction costs of approximately $7.84 million relating to single-family homes under development.

•	Paid holding costs of approximately $1.10 million.

•
Paid general and administrative costs of approximately $1.92 million, including approximately $0.09 million of board member fees and expenses, approximately $1.21 million of payroll and other general and administrative costs and approximately $0.62 million of  professional fees.

Liquidity and Capital Resources

Liquidity

The Company’s primary sources for meeting its capital requirements are its cash and cash equivalents, availability under the LOC,  proceeds from the sale of its real estate assets and recoveries from Causes of Action. The Company’s primary uses of funds are and will continue to be for distributions, development costs, holding costs and general and administrative costs, all of which the Company expects to be able to adequately fund over the next twelve months from its primary sources of capital.

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Capital Resources

In addition to consolidated cash and cash equivalents at September 30, 2021 of approximately $88.39 million (of which approximately $8.12 million is restricted), the capital resources available to the Company and its uses of liquidity are as follows:

•
Revolving Line of Credit:  On June 19, 2020, two wholly-owned subsidiaries of the Wind-Down Entity entered into a $25,000,000 LOC.  On February 11, 2021, the LOC was amended.  Two additional wholly owned subsidiaries of the Wind-Down Entity were joined to the LOC as co-borrowers and two properties were added as replacement collateral. The maturity date of the LOC was changed to January 31, 2023 with an option to extend for one additional year, subject to the availability of collateral. The LOC required the borrowers to establish an interest reserve of $1,750,000, which is to be used to pay the potential monthly interest payments. Outstanding borrowings bear interest at a fixed rate of 3.50% per annum. Indebtedness under  LOC is secured by a deed of trust on two properties, the personal property associated therewith and the interest reserve. The Wind-Down Entity is the guarantor of the LOC. The Company is required to keep a cash balance of $20,000,000 on deposit with the lender in order to avoid a non-compliance fee of 2% of the shortfall in the required deposit and is required to comply with various covenants.  No amounts were outstanding under the LOC as of September 30, 2021 and November 12, 2021.

•
Sales of Real Estate Assets: The Wind-Down Entity and the Wind-Down Subsidiaries are in the process of developing, marketing and selling their real estate assets, all of which are held for sale. As of September 30, 2021, the Company owned a total of eleven real estate assets with a gross carrying value of approximately $107.79 million. One single-family home was listed for sale and four single-family homes were under construction. Therefore, it is unlikely that the net proceeds for the three months ended September 30, 2021 will be indicative of future net proceeds, which may be significantly lower. In addition, it may take longer to sell the properties than the Company has estimated.

•
Recoveries: During the three months ended September 30, 2021, the Company recognized approximately $0.97 million from the settlement of Causes of Action. There can be no assurance that the amounts the Company recovers from settling Causes of Action in the future will be consistent with the amount recovered during the three months ended September 30, 2021. In addition, the Company has not recognized any recovery from the Comerica Bank Settlement as it is subject to court approval. Court approval and payment of the proposed settlement is expected by the first quarter of calendar year 2022, but could be delayed by appeals or other proceedings.

Uses of Liquidity

The primary uses of the Company’s liquidity are to pay (a) distributions payable, (b) development costs, (c) holding costs, and (d) general and administrative costs. As of September 30, 2021, the Company’s total liabilities were approximately $60.81 million. The total liabilities recorded as of September 30, 2021 may not be indicative of the costs paid in future periods, which may be significantly higher.

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

Distributions

Distributions will be made at the sole discretion of the Liquidation Trustee in accordance with the provisions of the Plan and the Trust Agreement. As of November 12, 2021, the Liquidation Trustee has declared eight distributions to the Class A Interestholders. The distributions are paid on account of the then-allowed claims and a deposit is made into a restricted cash account for amounts (a) payable for Class A Interests that may be issued in the future upon the allowance of unresolved claims, (b) in respect of Class A Interests on account of recently allowed claims, (c) for holders of Class A Interests who failed to cash distribution checks mailed in respect of prior distributions, (d)  for distributions that were withheld due to pending avoidance actions and (e) for holders of Class A Interests for which the Trust is waiting for further beneficiary information.

The following tables summarize the distributions declared, distributions paid and the activity in the restricted cash account for the periods from February 15, 2019 (inception) through September 30, 2021 and from February 15, 2019 through November 12, 2021:

	Date Declared	$ per Class A Interest	During the Period from February 15, 2019 (inception) through September 30, 2021 ($ in Millions)			During the Period from February 15, 2019 (inception) through November 12, 2021 ($ in Millions)
			Total Declared	Paid	Restricted Cash Account	Total Declared	Paid	Restricted Cash Account

Distributions Declared
First	3/15/2019	$3.75	$44.70	$42.32	$2.38	$44.70	$42.32	$2.38
Second	1/2/2020	4.50	53.43	51.19	2.24	53.43	51.19	2.24
Third	3/31/2020	2.12	25.00	24.19	0.81	25.00	24.19	0.81
Fourth	7/13/2020	2.56	29.97	29.24	0.73	29.97	29.24	0.73
Fifth	10/19/2020	2.56	29.95	29.20	0.75	29.95	29.20	0.75
Sixth	1/7/2021	4.28	50.01	48.67	1.34	50.01	48.67	1.34
Seventh (a)	5/13/2021	2.58	30.02	29.33	0.69	30.02	29.33	0.69
Eighth	10/8/2021	3.44	-	-	-	40.02	39.14	0.88
Subtotal		$25.79	$263.08	$254.14	8.94	$303.10	$293.28	9.82

Distributions Reversed
Disallowed/cancelled (b)					(2.93)			(2.93)
Returned (c)					0.74			0.74
Subtotal					(2.19)			(2.19)

Distributions Paid from Reserve Account (d)					(2.20)			(2.22)

Distributions Payable, Net				as of 9/30/2021:	$4.55		as of 11/12/2021:	$5.41

(a)	The seventh distribution included the cash the Trust received from Fair Funds.
(b)	As a result of claims being disallowed or Class A Interests cancelled.
(c)	Distribution checks returned or not cashed.
(d)	Paid as claims are allowed or resolved.

As claims are resolved, additional Class A Interests may be issued or cancelled (see the Company’s Annual Report on Form 10-K filed on September 27, 2021, “Part 1, Item 1. Business, D. Plan Provisions Regarding the Company, 2. Treatment under the Plan of holders of claims against and equity interests in the Debtors and 3. Assets and liabilities of the Company”). Therefore, the total amount of a distribution declared may change between the date declared and the date paid.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The Liquidation Trustee will continue to assess the adequacy of funds held and expects to make additional cash distributions on account of Class A Interests, but does not currently know the timing or amount of any such distribution(s).

Contractual Obligations

As of September 30, 2021, the Company has contractual commitments related to construction contracts totaling approximately $6.90 million. The Company expects to complete the construction of these single-family homes during the fiscal year ending June 30, 2022. The Company has an office lease that expires in July 2022. The Company has two six-month options to extend the lease. The Company expects that it will continue to lease office space until the liquidation process is completed.

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

Changes in Carrying Value

On a quarterly basis, the Company reviews the estimated net realizable values, liquidation costs and the estimated date of the completion of the liquidation of the Company and record any significant changes. The Company will also evaluate an asset when it is under contract for sale and the buyer’s contingencies have been removed. During the period that this occurs, the carrying value of the asset and the estimated closing and other costs will be adjusted, if necessary. If the Company has a change in its plan for the disposition of an asset, the carrying value will be adjusted to reflect this change in the period that the change is approved. The change in value may also include a change to the accrued liquidation costs related to the asset.

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

In connection with the preparation of our Form 10-Q, our management and the Liquidation Trustee assessed the effectiveness of our internal control over financial reporting as of September 30, 2021. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on its assessment, our management and the Liquidation Trustee believes that, as of September 30, 2021, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION (Continued)
Item 1.	Legal Proceedings (Continued)

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

PART II. OTHER INFORMATION (Continued)
Item 1.	Legal Proceedings (Continued)

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

PART II. OTHER INFORMATION (Continued)
Item 1.	Legal Proceedings (Continued)

On September 3, 2021, the court entered an order granting preliminary approval to the settlement of the California Class Action.  A hearing on final approval has been scheduled for December 17, 2021.

Avoidance actions. The Trust is currently prosecuting numerous legal actions to recover preferential payments, fraudulent transfers, and other funds subject to recovery by the bankruptcy estate.  These actions were filed in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”), are pending before the Honorable J. Kate Stickles, and generally fall into the following categories:

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

o
The Trust has filed over 400 legal actions of this nature, many of which have been resolved, resulting in recoveries by or judgments in favor of the Trust. Since inception and as of October 31, 2021, the Trust has obtained judgments of approximately $8.17 million and has entered into settlements in approximately 200 legal actions and approximately 245 potential avoidance claims for which litigation was not filed, resulting in an aggregate of approximately $16.36 million of cash payments made or due to the Trust and approximately $9.93 million in reductions of claims against the Trust.

o
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

•
Actions regarding the Shapiro’s personal assets. On December 4, 2019, the Trust filed an action in the Bankruptcy Court, Adv. Pro. No. 10-51076 (BLS), Woodbridge Liquidation Trust v. Robert Shapiro, Jeri Shapiro, 3X a Charm, LLC, Carbondale Basalt Owners, LLC, Davana Sherman Oaks Owners, LLC, In Trend Staging, LLC, Midland Loop Enterprises, LLC, Schwartz Media Buying Company, LLC and Stover Real Estate Partners LLC. In this action, the Trust asserts claims under chapter 5 of the Bankruptcy Code and applicable state law for avoidance of preferential and fraudulent transfers together with claims for fraud, aiding and abetting fraud, the unlicensed sale of securities, breach of fiduciary duty and unjust enrichment. The Trust seeks to recover damages and assets held in the names of Robert Shapiro, Jeri Shapiro and their family members and entities owned or controlled by them, which assets the Trust contends are beneficially owned by the Debtors or for which the Debtors are entitled to recover based on the Shapiros’ defalcations, including over $20 million in avoidable transfers.

PART II. OTHER INFORMATION (Continued)
Item 1.	Legal Proceedings (Continued)

•
Criminal proceeding and forfeiture.  In connection with the United States’ criminal case against Robert Shapiro (Case No. No. 19-20178-CR-ALTONAGA (S.D. Fla. 2019)), Shapiro agreed to the forfeiture of certain assets.  The Trust filed a petition in the Florida court to claim the Forfeited Assets as property of the Debtors’ estates, and therefore as property that had vested in the Trust pursuant to the Plan.  The Trust has entered into an agreement with the United States Department of Justice to resolve its claim.  The agreement was approved by the Bankruptcy Court on September 17, 2020 and was approved by the United States District Court on October 1, 2020.  Among other things, the agreement provides for the release of specified Forfeited Assets by the United States to the Trust, and for the Trust to liquidate those assets and distribute the net sale proceeds to Qualifying Victims, which include the vast majority of Trust beneficiaries—specifically, all former holders of Class 3 and 5 claims under the Plan and their permitted assigns—but do not include former holders of Class 4 claims under the Plan. The Trust has taken possession of the Forfeited Assets.

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

Please see the applicable risks in Item 1A of our Annual Report on Form 10-K filed with the SEC on September 27, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In accordance with the Plan, all Liquidation Trust Interests have been issued without registration under the Securities Act.  The Liquidation Trust Interests have been issued only to holders of allowed claims in Class 3, Class 4, and Class 5 under the Plan entirely in exchange for such claims.  See “Item 1.  Business - D. Plan Provisions Regarding the Company - 2. Treatment under the Plan of holders of claims against and equity interests in the Debtors” of our Annual Report on Form 10-K filed with the SEC on September 27, 2021.  During the period from February 15, 2019 (inception) through September 30, 2021, the Trust has issued an aggregate of 11,534,607 Class A Interests and an aggregate of 677,624 Class B Interests.  As of September 30, 2021, the Trust had 11,511,765 Class A Interests and 675,617 Class B Interests outstanding. All Liquidation Trust Interests were issued on the Plan Effective Date or from time to time thereafter as soon as practicable as and when claims in Class 3, Class 4 or Class 5 have become allowed.

During the three months ended September 30, 2021, the Trust issued the following Liquidation Trust Interests:

Date of Sale	Number of Class A Interests Sold	Number of Class B Interests Sold	Nature of the Transaction	Consideration Received

July 28, 2021	301.67	-	Allowance of	Allowance of
			claims	claims
Total	301.67	-

The issuance of Liquidation Trust Interests has occurred in reliance upon the exemption from the registration requirements of the Securities Act afforded by Section 1145(a)(1) of the Bankruptcy Code. Section 1145(a)(1) exempts the offer and sale of securities under a plan of reorganization from registration under the Securities Act and state securities laws and regulation if (i) the securities are offered and sold under a plan of reorganization and are securities of the debtor, of an affiliate of the debtor participating in a joint plan with the debtor, or of a successor to the debtor under the plan; (ii) the recipients of the securities hold a pre-petition or administrative claim against the debtor or an interest in the debtor; and (iii) the securities are issued entirely in exchange for the recipient’s claim against or interest in the debtor, or principally in such exchange and partly for cash or property. The Trust believes that the Liquidation Trust Interests are securities of a “successor” to the Debtors within the meaning of Section 1145(a)(1), and such securities were issued under the Plan entirely in exchange for allowed claims in Class 3, Class 4, and Class 5 under the Plan.

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

PART II. OTHER INFORMATION (Continued)
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

10.16
Settlement Agreement dated August 6, 2021 by and among Mark Baker, Jay Beynon as Trustee for the Jay Beynon Family Trust DTD 10/23/1998, Alan and Marlene Gordon, Joseph C. Hull, Lloyd and Nancy Landman, and Lilly A. Shirley on behalf of themselves and the proposed Settlement Class, Michael I. Goldberg, as Trustee for Woodbridge Liquidation Trust, and Comerica Bank, incorporated herein by reference to the Form 10-K filed by the Trust on September 27, 2021.

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

PART II. OTHER INFORMATION (Continued)
Item 6.	Exhibits (Continued)

101	The following financial statements from the Woodbridge Liquidation Trust Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated statements of net assets in liquidation as of September 30, 2021 and June 30, 2021, (ii) consolidated statements of changes in net assets in liquidation for the three months ended September 30, 2021 and 2020, (iii) the notes to the consolidated financial statements. XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Woodbridge Liquidation Trust

Date: November 12, 2021	By:	/s/ Michael I. Goldberg

Michael I. Goldberg,
Liquidation Trustee