Form 10-Q
period 2021-12-31
Woodbridge Liquidation Trust
filed 2022-02-11
CIK 1785494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
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
Yes ☒  No ☐

Woodbridge Liquidation Trust
Form 10-Q
December 31, 2021

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

Woodbridge Liquidation Trust and Subsidiaries Consolidated Statements of Net Assets in Liquidation As of December 31, 2021 and June 30, 2021
(Unaudited, $ In Thousands)

	12/31/2021	6/30/2021

Assets
Real estate assets held for sale, net (Note 3)
Single-family homes	$82,674	$137,945
Other real estate assets	2,734	2,910
Subtotal	85,408	140,855

Cash and cash equivalents	53,992	45,369

Restricted cash (Note 4)	9,124	8,273

Other assets (Note 5)	30,822	5,473
Total assets	$179,346	$199,970

Liabilities
Accounts payable and accrued liabilities	$1,287	$160
Distributions payable	5,168	4,687
Accrued liquidation costs (Note 6)	45,386	65,583
Total liabilities	$51,841	$70,430

Commitments and Contingencies (Note 14)

Net Assets in Liquidation
Restricted for Qualifying Victims (Note 7)	$3,203	$3,167
All Interestholders	124,302	126,373
Total net assets in liquidation	$127,505	$129,540

See accompanying notes to unaudited consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries Consolidated Statements of Changes in Net Assets in Liquidation For the Three Months Ended December 31, 2021 and 2020
(Unaudited, $ in Thousands)

	Three Months Ended December 31, 2021			Three Months Ended December 31, 2020
	Restricted For Qualifying Victims	All Interestholders	Total	Restricted For Qualifying Victims	All Interestholders	Total

Net Assets in Liquidation as of beginning of period	$3,167	$131,376	$134,543	$-	$239,723	$239,723

Change in assets and liabilities (Note 8):
Restricted for Qualifying Victims -
Change in carrying value of assets and liabilities, net	36	-	36	-	-	-

All Interestholders:
Change in carrying value of assets and liabilities, net	-	32,752	32,752	-	472	472
Distributions (declared) reversed, net	-	(39,826)	(39,826)	-	(29,719)	(29,719)
Net change in assets and liabilities	-	(7,074)	(7,074)	-	(29,247)	(29,247)

Net Assets in Liquidation as of end of period	$3,203	$124,302	$127,505	$-	$210,476	$210,476

See accompanying notes to unaudited consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries Consolidated Statements of Changes in Net Assets in Liquidation For the Six Months Ended December 31, 2021 and 2020
(Unaudited, $ in Thousands)

	Six Months Ended December 31, 2021			Six Months Ended December 31, 2020

	Restricted For Qualifying Victims	All Interestholders	Total	Restricted For Qualifying Victims	All Interestholders	Total

Net Assets in Liquidation as of beginning of period	$3,167	$126,373	$129,540	$-	$264,517	$264,517

Change in assets and liabilities (Note 8):
Restricted for Qualifying Victims -
Change in carrying value of assets and liabilities, net	36	-	36	-	-	-

All Interestholders :
Change in carrying value of assets and liabilities, net	-	37,657	37,657	-	5,555	5,555
Distributions (declared) reversed, net	-	(39,728)	(39,728)	-	(59,596)	(59,596)
Net change in assets and liabilities	-	(2,071)	(2,071)	-	(54,041)	(54,041)

Net Assets in Liquidation as of end of period	$3,203	$124,302	$127,505	$-	$210,476	$210,476

See accompanying notes to unaudited consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries Notes to Consolidated Financial Statements For the Three and Six Months Ended December 31, 2021 and 2020 (Unaudited)
1)	Formation and Description of Business

Formation

Woodbridge Liquidation Trust (the “Trust”) was established (i) for the purpose of collecting, administering, distributing and liquidating the Trust assets for the benefit of the Trust beneficiaries in accordance with the Liquidation Trust Agreement of the Trust (the “Trust Agreement”) and the First Amended Joint Chapter 11 Plan of Liquidation of Woodbridge Group of Companies, LLC and its Affiliated Debtors dated August 22, 2018 (as amended, modified, supplemented or restated from time to time, the “Plan”); (ii) to resolve disputed claims asserted against the Debtors, as defined in the Plan; (iii) to litigate and/or settle causes of action (“Causes of Action”); and (iv) to pay certain allowed claims and statutory fees, as required by the Plan. Woodbridge Group of Companies, LLC and its affiliated debtors are individually referred to herein as a Debtor and collectively as the Debtors. The Trust was formed on February 15, 2019 (the “Plan Effective Date”) as a statutory trust under Delaware law.

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

As further discussed in Note 10, the Trust has two classes of “Liquidation Trust Interests”: Class A Liquidation Trust Interests (the “Class A Interests”) and Class B Liquidation Trust Interests (the “Class B Interests”).  The holders of Class A Interests and Class B Interests are sometimes collectively referred to herein as “Interestholders” or “All Interestholders”.

On December 24, 2019, the Trust’s Registration Statement on Form 10 became effective under the Securities Exchange Act of 1934 (the “Exchange Act”). The trading symbol for the Trust’s Class A Interests is WBQNL. Bid and ask prices for the Trust’s Class A Interests are quoted on the OTC Link ATS, the SEC-registered alternative trading system. The Class A Interests are eligible for the Depository Trust Company’s Direct Registration System (“DRS”) services. The Class B Interests are not registered with the SEC.

Description of Business

The Trust is prosecuting various Causes of Action acquired by the Trust pursuant to the Plan and is resolving claims asserted against the Debtors. As of December 31, 2021, the Company is the plaintiff in several pending lawsuits (see Note 13 for additional information). The Trust is also liquidating its Forfeited Assets (see Note 7 for additional information).

As of December 31, 2021, the Wind-Down Entity owns three luxury single-family homes that are under construction in the Los Angeles, California area. The majority of the gross carrying value of the Wind-Down Entity’s real estate assets held for sale is concentrated in these three single-family homes. In addition, construction is being completed on two other single-family homes that have been sold.  The Wind-Down Entity is also liquidating its remaining five other real estate assets. See Note 3 for additional information.

The Company is required to liquidate its assets and distribute available cash to the Trust beneficiaries. The liquidation activities are carried out by the Trust, the Wind-Down Entity and the Wind-Down Subsidiaries. As of December 31, 2021, the Company estimates that the liquidation activities will be completed by February 15, 2024.

As discussed and defined in Note 2, the Company uses the Liquidation Basis of Accounting. The Trust currently operates as one reportable segment comprised primarily of real estate assets held for sale.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries Notes to Consolidated Financial Statements For the Three and Six Months Ended December 31, 2021 and 2020 (Unaudited)
Net assets in liquidation represent the remaining estimated aggregate value available to Trust beneficiaries upon liquidation, with no discount for the timing of proceeds (undiscounted).  Due to the unpredictability of real estate selling prices, the impact of the COVID-19 virus (see below), as well as the uncertainty in the timing of liquidation of the real estate and other assets, net liquidation proceeds, other recoveries and actual liquidation costs may differ materially from the estimated amounts.

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

As a result of the COVID-19 outbreak, three of the Wind-Down Subsidiaries’ construction sites were closed for about three months during the summer of 2020. One construction site was closed for about two weeks in late December 2020.  The continued spread of COVID-19 presents challenges for the Company and its vendors, mainly due to labor and product supply shortages. The Company continues to observe health and safety guidelines, including allowing its employees to work remotely. The Company will continue to evaluate the impact of the COVID-19 outbreak on its activities, including the cost of construction, the timing of completion of the single-family homes that are under construction, the time needed to market and sell the single-family homes, and the price at which these single-family homes will be sold.

The ultimate impact of the COVID-19 outbreak will depend on many factors, some of which cannot be foreseen, including the duration, severity, and geographic concentrations of the pandemic and any resurgence of the disease.

2)	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the consolidated financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. These consolidated financial statements have been presented in accordance with Accounting Standards Codification (ASC) Subtopic 205-30, “Liquidation Basis of Accounting,” as amended by Accounting Standards Update (ASU) No. 2013-07, “Presentation of Financial Statements (Topic 205), Liquidation Basis of Accounting.” The June 30, 2021 consolidated statement of net assets in liquidation included herein was derived from the audited consolidated financial statements but does not include all disclosures or notes required by U.S. GAAP for complete financial statements.

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

Liquidation Basis of Accounting

Under the liquidation basis of accounting, all assets are recorded at their estimated net realizable value or liquidation value, which represents the estimated amount of net cash that will be received upon the disposition of the assets (on an undiscounted basis). The measurement of real estate assets held for sale is based on the terms of current contracts (if any), estimates and other indications of sales value, net of estimated selling costs. To determine the value of real estate assets held for sale, the Company considered the three traditional approaches to value (cost, income and sales comparison) commonly used by the real estate appraisal community. The applicability and relevancy of each valuation approach as applied may differ by asset. In most cases, the sales comparison approach was accorded the greatest weight. This approach compares a property to other properties with similar characteristics that have recently sold. To validate management’s estimate, the Company also considers opinions from qualified real estate professionals and local real estate brokers and, in some cases, obtained third party appraisals. The estimated selling costs range from 5.0% to 6.0% of the property sales price.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries Notes to Consolidated Financial Statements For the Three and Six Months Ended December 31, 2021 and 2020 (Unaudited)
Liabilities, including estimated costs associated with implementing and completing the Plan, are measured in accordance with U.S. GAAP that otherwise applies to those liabilities. The Company has also recorded the estimated development costs to be incurred to prepare the assets for sale as well as the estimated holding costs to be incurred until the projected sale date and the estimated general and administrative costs to be incurred until the completion of the liquidation of the Company. When estimating development costs, the Company considered third party construction contracts and estimates of costs to complete based on construction status, progress and projected completion timing. Estimated development costs also include the costs of design and furnishings necessary to prepare and stage the homes for marketing. Holding cost estimates consider property taxes, insurance, utilities, maintenance and other costs to be incurred until the sale of the property is closed. Projected general and administrative cost estimates take into account operating costs through the completion of the liquidation of the Company.

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

Other Assets

The Company recognizes recoveries from the settlement of unresolved Causes of Action when an agreement has been executed and collectability is reasonably assured. An allowance for uncollectible settlement installment receivables is recorded when there is doubt about the collectability of the receivable.  Insurance claims are recognized when the insurance company accepts the claim or if a claim is pending and the recoverable amount can be estimated. The Company records escrow receivables at the amount that is expected to be received when the escrow receivable is released. The Forfeited Assets (Note 7) received from the United States Department of Justice (the “DOJ”), other than cash, have been recorded at their estimated net realizable value. In addition, the Company recognizes other amounts to be received based on contractual terms or when the amounts to be received are certain.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries Notes to Consolidated Financial Statements For the Three and Six Months Ended December 31, 2021 and 2020 (Unaudited)
Cash Equivalents

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

The Company’s real estate assets held for sale as of December 31, 2021, with comparative information as of June 30, 2021, are as follows ($ in thousands):

	December 31, 2021				June 30, 2021

	Number of Assets	Gross Value	Closing and Other Costs	Net Value	Number of Assets	Gross Value	Closing and Other Costs	Net Value

Single-family homes	3	$87,951	$(5,277)	$82,674	7	$146,750	$(8,805)	$137,945

Other real estate assets:
Secured loans	3	1,722	(40)	1,682	4	1,945	(87)	1,858
Other properties	2	1,107	(55)	1,052	2	1,107	(55)	1,052
Subtotal	5	2,829	(95)	2,734	6	3,052	(142)	2,910

Total	8	$90,780	$(5,372)	$85,408	13	$149,802	$(8,947)	$140,855

As of December 31, 2021, all of the single-family homes are located in the Los Angeles, California area and are under construction. The Company is also completing the construction of one single-family home that was sold in December 2021 and located in New York City and one that was sold in May 2021 and located in Los Angeles, California. The loans are secured by properties located in the Midwest and Eastern United States. The other properties are located in the state of Hawaii and the state of New York.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries Notes to Consolidated Financial Statements For the Three and Six Months Ended December 31, 2021 and 2020 (Unaudited)
During the three months ended December 31, 2021, the Company sold two single-family homes and settled one secured loan for net proceeds of approximately $21,236,000. One of the single-family homes sold was under construction. As of December 31, 2021, the Company had two single-family homes under contract. Although the contingencies relating to one of the pending sales have been removed, no assurance can be given that the sale will close. During the three months ended December 31, 2020, the Company sold one single-family home, two lots and two other properties for net proceeds of approximately $87,666,000. During the six months ended December 31, 2021, the Company sold four single-family homes and settled one secured loan for net proceeds of approximately $63,680,000. During the six months ended December 31, 2020, the Company sold five single-family homes, two lots and eleven other properties for net proceeds of approximately $121,158,000. One of the single-family homes sold during the six months ended December 31, 2020 was under construction and the buyer assumed the remaining obligations to complete construction of approximately $11,253,000.

4)	Restricted Cash

The Company’s restricted cash as of December 31, 2021, with comparative information as of June 30, 2021, is as follows ($ in thousands):

	December 31, 2021	June 30, 2021

Distributions restricted by the Company related to unresolved claims, distributions for recently allowed claims, uncashed distribution checks, distributions withheld due to pending avoidance actions and distributions that the Trust is waiting for further beneficiary information	$5,168	$4,687
Forfeited Assets (Note 7)	2,206	1,836
Interest reserve (Note 9)	1,750	1,750
Total restricted cash	$9,124	$8,273

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries Notes to Consolidated Financial Statements For the Three and Six Months Ended December 31, 2021 and 2020 (Unaudited)
5)	Other Assets

The Company’s other assets as of December 31, 2021, with comparative information as of June 30, 2021, are as follows ($ in thousands):

	December 31, 2021	June 30, 2021

Comerica settlement receivable, net (Note 13)	$24,815	$-
Escrow receivables (a)	3,560	2,500
Forfeited Assets (Note 7)	1,179	1,549
Settlement installment receivables, net (b)	857	1,014
Other	411	410
Total other assets	$30,822	$5,473

(a) Escrow receivables relate to one and two single-family homes that were sold during the three and six months ended December 31, 2021, respectively, and one single-family home sold prior to June 30, 2021. Amounts are to be released upon completion of construction and/or obtaining a certificate of occupancy.

(b) The allowance for uncollectible settlement installment receivables was approximately $6 and $9 ($ in thousands) at December 31, 2021 and June 30, 2021, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries Notes to Consolidated Financial Statements For the Three and Six Months Ended December 31, 2021 and 2020 (Unaudited)
6)	Accrued Liquidation Costs

The following is a summary of the items included in accrued liquidation costs as of December 31, 2021, with comparative information as of June 30, 2021 ($ in thousands):

	December 31, 2021	June 30, 2021
Development costs:
Construction costs	$13,335	$23,480
Construction warranty	2,870	2,870
Indirect costs	399	712
Bond refunds	(752)	(1,134)
Total development costs	15,852	25,928

Holding costs:
Property tax	1,221	1,901
Insurance	585	1,291
Maintenance, utilities and other	609	1,000
Total holding costs	2,415	4,192

General and administrative costs:
Legal and other professional fees	12,507	17,697
Payroll and payroll-related	8,109	10,432
Directors and officers insurance	2,576	2,576
State, local and other taxes	2,201	2,217
Board fees and expenses	868	1,558
Other	858	983
Total general and administrative costs	27,119	35,463

Total accrued liquidation costs	$45,386	$65,583

7)	Forfeited Assets - Restricted for Qualifying Victims

The Trust entered into a resolution agreement with the DOJ which provided that the Trust would receive the assets forfeited by Robert and Jeri Shapiro (the “Forfeited Assets”). In March 2021, the Trust received certain Forfeited Assets from the DOJ, including cash, wine, jewelry, handbags, clothing, shoes, art, gold and other assets. The wine and a portion of the gold were sold during the quarter ended December 31, 2021.

The agreement also provided for the Trust to liquidate the Forfeited Assets and to distribute the net sale proceeds to Qualifying Victims.  Qualifying Victims include the vast majority of Trust beneficiaries (specifically, all former holders of allowed Class 3 and 5 claims and their permitted assigns), but do not include former holders of Class 4 claims. Distributions to Qualifying Victims are to be allocated pro-rata based on their net allowed claims without considering the (i) 5% enhancement for contributing their causes of action or (ii) 72.5% Class 5 coefficient.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries Notes to Consolidated Financial Statements For the Three and Six Months Ended December 31, 2021 and 2020 (Unaudited)
The Forfeited Assets included in the Company’s December 31, 2021 and June 30, 2021 consolidated financial statements are as follows ($ in thousands):

	December 31, 2021	June 30, 2021

Restricted cash (Note 4)	$2,206	$1,836
Other assets (Note 5)	1,179	1,549
Accrued liquidation costs	(182)	(218)
Net assets in liquidation - restricted for Qualifying Victims	$3,203	$3,167

8)	Net Change In Assets and Liabilities

Restricted for Qualifying Victims:

The following is a summary of the change in the carrying value of assets and liabilities, net during the three months ended December 31, 2021 ($ in thousands):

	Cash	Remeasure-
	Activities	ment	Total

Real estate assets held for sale, net	$-	$-	$-
Cash and cash equivalents	-	-	-
Restricted cash	389	-	389
Other assets	(406)	36	(370)
Total assets	$(17)	$36	$19

Accounts payable and accrued liabilities	$-	$-	$-
Accrued liquidation costs	(17)	-	(17)
Total liabilities	$(17)	$-	$(17)

Change in carrying value of assets and liabilities, net	$-	$36	$36

There was no activity relating to net assets restricted for Qualifying Victims during the three months ended December 31, 2020.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries Notes to Consolidated Financial Statements For the Three and Six Months Ended December 31, 2021 and 2020 (Unaudited)
The following is a summary of the change in the carrying value of assets and liabilities, net during the six months ended December 31, 2021 ($ in thousands):

	Cash	Remeasure-
	Activities	ment	Total

Real estate assets held for sale, net	$-	$-	$-
Cash and cash equivalents	-	-	-
Restricted cash	370	-	370
Other assets	(406)	36	(370)
Total assets	$(36)	$36	$-

Accounts payable and accrued liabilities	$-	$-	$-
Accrued liquidation costs	(36)	-	(36)
Total liabilities	$(36)	$-	$(36)

Change in carrying value of assets and liabilities, net	$-	$36	$36

There was no activity relating to net assets restricted for Qualifying Victims during the six months ended December 31, 2020.

All Interestholders

The following provides details of the change in the carrying value of assets and liabilities, net during the three months ended December 31, 2021 ($ in thousands):

	Cash	Remeasure-
	Activities	ment	Total

Real estate assets held for sale, net	$(21,247)	$5,289	$(15,958)
Cash and cash equivalents	13,547	-	13,547
Restricted cash	-	-	-
Other assets	(307)	25,902	25,595
Total assets	$(8,007)	$31,191	$23,184

Accounts payable and accrued liabilities	$(184)	$1,262	$1,078
Accrued liquidation costs	(8,489)	(2,157)	(10,646)
Total liabilities	$(8,673)	$(895)	$(9,568)

Change in carrying value of assets and liabilities, net	$666	$32,086	$32,752

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries Notes to Consolidated Financial Statements For the Three and Six Months Ended December 31, 2021 and 2020 (Unaudited)
The following provides details of the distributions (declared) reversed, net during the three months ended December 31, 2021 ($ in thousands):

Distributions declared	$(40,017)
Distributions reversed	191
Distributions (declared) reversed, net	$(39,826)

Distributions payable increased by approximately $618,000 during the three months ended December 31, 2021.

The following provides details of the change in the carrying value of assets and liabilities, net during the three months ended December 31, 2020 ($ in thousands):

	Cash	Remeasure-
	Activities	ment	Total

Real estate assets held for sale, net	$(87,675)	$(1,277)	$(88,952)
Cash and cash equivalents	72,508	-	72,508
Restricted cash	578	-	578
Other assets	(1,293)	248	(1,045)
Total assets	$(15,882)	$(1,029)	$(16,911)

Accounts payable and accrued liabilities	$(493)	$31	$(462)
Accrued liquidation costs	(18,067)	1,146	(16,921)
Total liabilities	$(18,560)	$1,177	$(17,383)

Change in carrying value of assets and liabilities, net	$2,678	$(2,206)	$472

The following provides details of the distributions (declared) reversed, net during the three months ended December 31, 2020 ($ in thousands):

Distributions declared	$(29,957)
Distributions reversed	238
Distributions (declared) reversed, net	$(29,719)

Distributions payable increased by approximately $578,000 during the three months ended December 31, 2020.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries Notes to Consolidated Financial Statements For the Three and Six Months Ended December 31, 2021 and 2020 (Unaudited)
The following provides details of the change in the carrying value of assets and liabilities, net during the six months ended December 31, 2021 ($ in thousands):

	Cash	Remeasure-
	Activities	ment	Total

Real estate assets held for sale, net	$(63,701)	$8,254	$(55,447)
Cash and cash equivalents	48,350	-	48,350
Restricted cash	-	-	-
Other assets	(1,007)	26,725	25,718
Total assets	$(16,358)	$34,979	$18,621

Accounts payable and accrued liabilities	$(184)	$1,311	$1,127
Accrued liquidation costs	(17,212)	(2,951)	(20,163)
Total liabilities	$(17,396)	$(1,640)	$(19,036)

Change in carrying value of assets and liabilities, net	$1,038	$36,619	$37,657

The following provides details of the distributions (declared) reversed, net during the six months ended December 31, 2021 ($ in thousands):

Distributions declared	$(40,017)
Distributions reversed	289
Distributions (declared) reversed, net	$(39,728)

Distributions payable increased by approximately $481,000 during the six months ended December 31, 2021.

The following provides details of the change in the carrying value of assets and liabilities, net during the six months ended December 31, 2020 ($ in thousands):

	Cash	Remeasure-
	Activities	ment	Total

Real estate assets held for sale, net	$(121,167)	$(13,194)	$(134,361)
Cash and cash equivalents	98,849	-	98,849
Restricted cash	1,266	-	1,266
Other assets	(1,877)	329	(1,548)
Total assets	$(22,929)	$(12,865)	$(35,794)

Accounts payable and accrued liabilities	$(989)	$393	$(596)
Accrued liquidation costs	(29,998)	(10,755)	(40,753)
Total liabilities	$(30,987)	$(10,362)	$(41,349)

Change in carrying value of assets and liabilities, net	$8,058	$(2,503)	$5,555

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries Notes to Consolidated Financial Statements For the Three and Six Months Ended December 31, 2021 and 2020 (Unaudited)
The following provides details of the distributions (declared) reversed, net during the six months ended December 31, 2020 ($ in thousands):

Distributions declared	$(59,927)
Distributions reversed	331
Distributions (declared) reversed, net	$(59,596)

Distributions payable increased by approximately $1,270,000 during the six months ended December 31, 2020.

9)	Credit Agreement

On June 19, 2020, two wholly-owned subsidiaries of the Wind-Down Entity entered into a $25,000,000 revolving line of credit (the “LOC”) with a financial institution. The LOC had an original maturity of June 19, 2022. The LOC requires the borrowers to establish an interest reserve of $1,750,000 (Note 4), which is to be used to pay the potential monthly interest payments. Outstanding borrowings bear interest at a fixed rate of 3.50% per annum. Indebtedness under the LOC was secured by a deed of trust on one property, the personal property associated therewith and the interest reserve. The Wind-Down Entity is the guarantor of the LOC. The Company is required to keep a cash balance of $20,000,000 on deposit with the lender in order to avoid a non-compliance fee of 2% of the shortfall in the required deposit and is required to comply with various covenants.

The property that was collateral for the LOC was sold in December 2020. The LOC agreement provides that the borrower had 60 days after the sale of the collateral to add borrower(s) and additional property(ies) as collateral. During the 60-day period, the available borrowings under the LOC were reduced to $100,000. On February 11, 2021, the LOC was amended.  Two additional wholly owned subsidiaries of the Wind-Down Entity were joined to the LOC as co-borrowers and two properties were added as replacement collateral as allowed for in the original agreement.  As a result of this amendment, the available borrowing commitment was adjusted back up to $25,000,000. The maturity date of the LOC was changed to January 31, 2023 with an option to extend for one additional year, subject to the availability of collateral. There were no other significant changes to the LOC.

As of December 31, 2021, the Company was in compliance with the financial covenants of the LOC. No amounts were outstanding under the LOC as of December 31, 2021 or June 30, 2021.

10)	Liquidation Trust Interests

The following table summarizes the Liquidation Trust Interests (rounded) for the six months ended December 31, 2021 and 2020:

	For the Six Months Ended December 31,
	2021		2020
Liquidation Trust Interests	Class A	Class B	Class A	Class B

Outstanding at beginning of period	11,512,855	675,784	11,518,232	675,558
Allowed claims	302	-	7,388	1,133
5% enhancement for certain allowed claims	-	-	166	56
Settlement of claims by cancelling Liquidation
Trust Interests	(1,392)	(167)	(9,742)	(435)
Outstanding at end of period	11,511,765	675,617	11,516,044	676,312

Of the 11,511,765 Class A Interests outstanding at December 31, 2021, 11,436,286 were held by Qualifying Victims (Note 7).

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries Notes to Consolidated Financial Statements For the Three and Six Months Ended December 31, 2021 and 2020 (Unaudited)
At the Plan Effective Date, certain claims were disputed. As those disputed claims are resolved, additional Class A and (if applicable) Class B Interests are issued on account of allowed claims or Class A and (if applicable) Class B Interests are cancelled. No Class A or Class B Interests are issued on account of disallowed claims. The following table summarizes the unresolved claims against the Debtors as they relate to Liquidation Trust Interests (rounded) for the six months ended December 31, 2021 and 2020:

	For the Six Months Ended December 31,
	2021		2020
Liquidation Trust Interests	Class A	Class B	Class A	Class B

Reserved for unresolved claims at beginning of period	124,609	5,011	193,559	7,118
Allowed claims	(302)	-	(7,388)	(1,133)
5% enhancement for certain allowed claims	-	-	(16)	-
Disallowed claims	(10,547)	-	(18,682)	(974)
Reserved for unresolved claims at end of period	113,760	5,011	167,473	5,011

Of the 113,760 Class A Interests relating to unresolved claims at December 31, 2021, 22,183 would be held by Qualifying Victims (Note 7).

11)	Distributions

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

During the three and six months ended December 31, 2021, one distribution in the amount of approximately $40,017,000 was declared on October 8, 2021 which represented $3.44 per Class A Interest. The distribution included (i) a cash distribution on account of then-allowed claims in the amount of approximately $39,134,000, which was paid on October 29, 2021 and (ii) a deposit of approximately $883,000 into a restricted cash account, which was made on October 28, 2021, for amounts, (a) payable for Class A Interests that may be issued in the future upon the allowance of unresolved claims; (b) in respect of Class A Interests issued on account of recently allowed claims; (c) for holders of Class A Interests who failed to cash distribution checks mailed in respect of prior distributions; (d) for distributions that were withheld due to pending avoidance actions; and (e) for holders of Class A Interests for which the Trust is waiting for further beneficiary information.

During the three months ended December 31, 2020, one distribution was declared. During the six months ended December 31, 2020, two distributions were declared. A distribution in the amount of approximately $29,957,000 was declared on October 19, 2020 which represented $2.56 per Class A Interest. The distribution included (i) a cash distribution on account of then-allowed claims in the amount of approximately $29,204,000, which was paid on November 6, 2020 and (ii) a deposit of approximately $753,000 into a restricted cash account, which was made on November 3, 2020, for amounts (a) payable for Class A Interests that may be issued in the future upon the allowance of unresolved claims; (b) in respect of Class A Interests issued on account of recently allowed claims; (c) for holders of Class A Interests who failed to cash distribution checks mailed in respect of prior distributions; (d) for distributions that were withheld due to pending avoidance actions; and (e) for holders of Class A Interests for which the Trust is waiting for further beneficiary information. A distribution in the amount of approximately $29,934,000 was declared on July 13, 2020 which represented $2.56 per Class A Interest. The distribution included (i) a cash distribution on account of then-allowed claims in the amount of approximately $29,201,000, which was paid on July 16, 2020 and (ii) a deposit of approximately $733,000 into a restricted cash account, which was made on August 25, 2020, for amounts (a) payable for Class A Interests that may be issued in the future upon the allowance of unresolved claims; (b) in respect of Class A Interests issued on account of recently allowed claims; (c) for holders of Class A Interests who failed to cash distribution checks mailed in respect of prior distributions; (d) for distributions that were withheld due to pending avoidance actions; and (e) for holders of Class A Interests for which the Trust is waiting for further beneficiary information.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries Notes to Consolidated Financial Statements For the Three and Six Months Ended December 31, 2021 and 2020 (Unaudited)
During the three months ended December 31, 2021 and 2020, approximately $75,000 and $50,000, respectively, and during the six months ended December 31, 2021 and 2020, approximately $113,000 and $164,000, respectively, of distributions were paid to holders of Class A Interests from the restricted cash account and distributions payable were reduced by the same amount as (a) claims were resolved, (b) claims were recently allowed, (c) addresses for holders of uncashed distribution checks were obtained, (d) pending avoidance actions were resolved and (e) further beneficiary information was received.

During the three months ended December 31, 2021 and 2020, approximately $191,000 and $238,000, respectively, and during the six months ended December 31, 2021 and 2020, approximately $289,000 and $331,000, respectively, were released from the restricted cash account and distributions payable were reduced by the same amount as a result of claims being disallowed or Class A Interests being cancelled.

During the three months ended December 31, 2021 and 2020, approximately $0 and $114,000, respectively, and during the six months ended December 31, 2021 and 2020, approximately $0, and $234,000, respectively, were received from the Company’s transfer agent and others relating to distribution checks that were returned or not cashed. These amounts were deposited into the restricted cash account and distributions payable were increased by the same amount.

12)	Related Party Transactions

Terry Goebel, a member of the Trust Supervisory Board, is president and a principal owner of G3 Group LA (G3), a construction firm specializing in the development of high-end luxury residences. G3 is owned by Terry Goebel and his son Kelly Goebel. As of December 31, 2021, the Company was under contract with G3 for the development of one single-family home in Los Angeles, California. As of December 31, 2021 and June 30, 2021 the remaining amounts payable under this contract were approximately $3,312,000 and $4,391,000, respectively.  During the three months ended December 31, 2021 and 2020, approximately $1,894,000 and $1,654,000, respectively, and during the six months ended December 31, 2021 and 2020, approximately $3,176,000 and $2,157,000, respectively, were paid by the Company to G3 related to this contract.

The Liquidation Trustee of the Trust is entitled to receive 5% of the total gross amount recovered by the Trust from the pursuit of the Causes of Action. During the three months ended December 31, 2021 and 2020, approximately $1,262,000 and $31,000, respectively, and during the six months ended December 31, 2021 and 2020, approximately $1,311,000 and $393,000, respectively, were accrued as amounts due to the Liquidation Trustee. As of December 31, 2021 and June 30, 2021, approximately $1,287,000 and $160,000, respectively, were payable to the Liquidation Trustee. These amounts are included in accounts payable and accrued liabilities in the accompanying consolidated statements of net assets in liquidation. During the three months ended December 31, 2021 and 2020, approximately $184,000 and $491,000, respectively,  and during the six months ended December 31, 2021 and 2020, approximately 184,000 and $491,000, respectively, were paid to the Liquidation Trustee.

In November 2019, the Trust entered into an arrangement with Akerman LLP, a law firm based in Miami, Florida of which the Liquidation Trustee is a partner, for the provision, at the option of the Trust on an as-needed basis, of e-discovery and related litigation support services in connection with the Trust’s prosecution of the Causes of Action. Under the arrangement, the Trust is charged for the services at scheduled rates per task which, depending on specific task, include flat rates, rates based on volume of data processed, rates based on the number of data users, the hourly rates of Akerman LLP personnel, or other rates. During the three months ended December 31, 2021 and 2020, approximately $107,000 and $102,000, respectively, and during the six months ended December 31, 2021 and 2020, approximately $214,000 and $206,000, respectively, were paid related to these services and there are no outstanding payables as of December 31, 2021 and June 30, 2021.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries Notes to Consolidated Financial Statements For the Three and Six Months Ended December 31, 2021 and 2020 (Unaudited)
The executive officers of the Wind-Down Entity are entitled to a bonus based on the Wind-Down Entity achieving certain specified cumulative amounts of distributions to the Trust. Based on the carrying amounts of the net assets in liquidation included in the accompanying consolidated statements of net assets in liquidation, as of December 31, 2021 and June 30, 2020, approximately $2,348,000 and $3,040,000, respectively, were accrued as the estimated amount of the bonus (including associated payroll taxes). These amounts are included in the payroll and payroll-related costs portion of accrued liquidation costs in the accompanying consolidated statement of net assets in liquidation. During the three months ended December 31, 2021 and 2020, approximately $692,000 and $1,025,000, respectively, and during the six months ended December 31, 2021 and 2020, approximately $692,000 and $1,025,000, respectively, were paid related to the bonuses.

13)	Causes of Action

During the three and six months ended December 31, 2021 and 2020, the Company recorded the following amounts from the settlement of Causes of Action ($ in thousands):

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2021	2020	2021	2020

Comerica Bank	$24,815	$-	$24,815	$-
Other settlement recoveries	429	585	1,400	7,165
Total	$25,244	$585	$26,215	$7,165

On August 6, 2021, the Trust agreed to settle two pending actions against Comerica Bank. The terms of the settlement reached in a putative class action against Comerica Bank in the United States Court for the Central District of California (the “District Court”) are the subject of a Settlement Agreement among the plaintiffs, Comerica Bank, and the Trust (the “Settlement Agreement”).

The Settlement Agreement resolved two actions. One of the actions, captioned In re Woodbridge Investments Litigation, Case No.2:18-cv-00103-DMG-MRW (C.D. Cal.), is a consolidated putative class action in the District Court brought on behalf of former noteholders and unitholders of the Debtors (the “California Class Action”). The California Class Action is comprised of five separate lawsuits filed between January 4, 2018 and April 26, 2018 and, as consolidated, asserted claims for aiding and abetting fraud, aiding and abetting breach of fiduciary duty, negligence, and violations of California’s unfair competition law. The Trust is the largest member of the putative class in the California Class Action, as holder of approximately 60.9% of all claims against Comerica Bank based on the claims contributed to the Trust by former investors of the Debtors.

The other action resolved by the settlement, captioned Michael I. Goldberg as trustee for the Woodbridge Liquidation Trust v. Comerica Bank, Adv. Pro. No. 20-ap-50452-BLS (Bankr. D. Del.), is an adversary proceeding pending in the United States Bankruptcy Court for the District of Delaware, in which the Trust asserted claims against Comerica Bank for fraudulent transfers under the California Civil Code (the “Delaware Adversary Action”). The Delaware Adversary Action also incorporates the claims asserted against Comerica Bank in the California Class Action to the extent that such claims may ultimately be determined to belong to the Debtors’ estates rather than the individual former noteholders and unitholders.

Under the terms of the Settlement Agreement, the California Class Action has been settled as a class action, subject to District Court approval, on the basis of a class defined to consist of (i) the Trust and (ii) the holders of Net Claims (as defined in the Settlement Agreement) (the “Non-Contributing Claimants”). Under the terms of the Settlement Agreement, Comerica Bank has agreed to pay (including through its insurers) an aggregate of $54.5 million, consisting of $54.2 million to settle the California Class Action (Class Payment) and $0.3 million to settle the Delaware Adversary Action (the “FT Payment”). The Class Payment was intended to provide recoveries to members of the plaintiff class and to fund, in amounts to be determined by the District Court, the legal fees of plaintiffs’ counsel in the California Class Action, totaling 25% of the California Class Action settlement payment, the costs of administering the settlement, and certain incentive awards for class representatives. Under the Settlement Agreement, Comerica Bank (and certain related parties) is required to be released from all claims advanced, or that could have been advanced, related to the facts alleged in the California Class Action or the Delaware Adversary Action.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries Notes to Consolidated Financial Statements For the Three and Six Months Ended December 31, 2021 and 2020 (Unaudited)
The settlement amount is to be paid within ten business days of the Settlement Effective Date (as defined in the Settlement Agreement). The Net Class Consideration (defined in the Settlement Agreement as the Class Payment minus Court-awarded attorneys’ fees and costs) is required to be distributed to class members as set forth in the Settlement Agreement, resulting in a distribution to the Trust of approximately 60.9% of the Net Class Consideration (corresponding to the Trust’s holding of approximately 60.9% of all claims against Comerica based on the claims contributed to the Trust by former investors of the Debtors). No costs of administration or incentive award will be deducted from the Trust’s share of the Net Class Consideration. The Trust has agreed not to opt out of the settlement with respect to these claims. The FT Payment is required to be distributed to the Trust. The FT Payment is not subject to reduction for any reason, including attorneys’ fees, costs of administration, or incentive awards.

On September 3, 2021, the District Court entered an order granting preliminary approval to the settlement of the California Class Action. The District Court granted final approval on December 17, 2021.

During the three and six months ended December 31, 2021, the Company recorded a receivable of approximately $24,815,000 from the settlement of the two pending actions against Comerica Bank, the California Class Action and the Delaware Adversary Action. The calculation of the amount to be received by the Trust is as follows ($ in thousands):

Class Payment	$54,200
Less:
Court-approved legal fees	(13,550)
Court-approved litigation costs	(410)
Net Class Consideration	40,240
Less- amount payable to Non-Contributing Claimants (approximately 39.1%), net of approximately $125 of court-approved notice and administrative costs and incentive awards for class representatives	(15,725)
Trust’s portion of Net Class Consideration	24,515
FT Payment payable to the Trust	300
Trust receivable at December 31, 2021	$24,815

The Settlement Agreement provides for the Trust to serve as administrator of the settlement.  In that capacity, the Trust will receive the full settlement amount from the defendant (or its insurers), and, from such amount, pay the court-approved legal fees and litigation costs to plaintiffs’ class counsel, court-approved incentive awards for class representatives, and costs relating to notice and administration of the settlement. In addition, in its role as administrator of the settlement, the Trust is to pay to the Non-Contributing Claimants their portion of the settlement, constituting approximately 39.1% of the Net Class Consideration, less incentive awards and costs of notice and administration. See Note 15 for additional information.

14)	Commitments and Contingencies

As of December 31, 2021, the Company had construction contracts under which an aggregate of approximately $6,100,000 was unpaid.

The Company had a lease for its office space that expired on August 31, 2021. The Company had one three-month option to extend the lease. On June 4, 2021, the Company opted not to extend its existing lease and entered into a new office lease at a different location. The new lease is for the period from August 1, 2021 through July 31, 2022. The annual rent is approximately $43,000 plus common area maintenance charges. The Company has two six-month options to extend the lease. The Company paid approximately $55,000 relating to prepaid rent, common area maintenance charges and a security deposit for the new lease during the year ended June 30, 2021. During the three months ended December 31, 2021 and 2020, approximately $1,000 and $79,000, respectively, and during the six months ended December 31, 2021 and 2020, approximately $51,000 and $145,000, respectively were paid as rent, including common area maintenance and parking charges.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries Notes to Consolidated Financial Statements For the Three and Six Months Ended December 31, 2021 and 2020 (Unaudited)
The Company is not presently the defendant in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company.

The Company is not aware of any environmental liabilities that it believes would have a material adverse effect on its net assets in liquidation.

15)	Subsequent Events

The Company evaluates subsequent events up until the date the unaudited consolidated financial statements are issued.

Distributions

On February 4, 2022, a distribution in the amount of approximately $40,000,000 was approved which represented $3.44 per Class A Interest. The distribution is payable to holders of record of Class A Interests as of February 22, 2022 and is expected to be paid on or about March 1, 2022. The distribution included (i) a cash distribution on account of then-allowed claims in the amount of approximately $39,200,000 and (ii) a deposit of approximately $800,000 into a restricted cash account, for amounts, (a) payable for Class A Interests that may be issued in the future upon the allowance of unresolved claims; (b) in respect of Class A Interests issued on account of recently allowed claims; (c) for holders of Class A Interests who failed to cash distribution checks mailed in respect of prior distributions; (d) for distributions that were withheld due to pending avoidance actions; and (e) for holders of Class A Interests for which the Trust is waiting for further beneficiary information.

During the period from January 1, 2022 through February 10, 2022, as (a) claims were resolved, (b) claims were recently allowed, (c) addresses for holders of uncashed distribution checks were obtained, (d) pending avoidance actions were resolved and (e) further beneficiary information was received, distributions of approximately $21,000 were paid to holders of Class A Interests from the restricted cash account and distributions payable were reduced by the same amount.

During the period from January 1, 2022 through February 10, 2022, as a result of claims being disallowed or Class A Interests being cancelled, approximately $74,000 was released from the restricted cash account and distributions payable were reduced by the same amount.

Liquidation Trust Interests

The following table summarizes the Liquidation Trust Interests (rounded) during the period from January 1, 2022 through February 10, 2022:

Liquidation Trust Interests	Class A	Class B

Outstanding at January 1, 2022	11,511,765	675,617
Allowed claims	4,674	-
Settlement of claims by cancelling
Liquidation Trust Interests	-	-
Outstanding at February 10, 2022	11,516,439	675,617

Of the 11,516,439 Class A Interests outstanding at February 10, 2022, 11,436,675 are held by Qualifying Victims (Note 7).

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries Notes to Consolidated Financial Statements For the Three and Six Months Ended December 31, 2021 and 2020 (Unaudited)
The following table summarizes unresolved claims against the Debtors as they relate to Liquidation Trust Interests (rounded) during the period from January 1, 2022 through February 10, 2022:

Liquidation Trust Interests	Class A	Class B

Outstanding at January 1, 2022	113,760	5,011
Allowed claims	(4,674)	-
Disallowed claims	(2,852)	(685)
Outstanding at February 10, 2022	106,234	4,326

Of the 106,234 Class A Interests relating to unresolved claims at February 10, 2022, 18,910 would be held by Qualifying Victims (Note 7).

Sales of Real Estate Assets

During the period from January 1, 2022 through February 10, 2022, the Company settled one secured loan and realized net proceeds of approximately $725,000. As of February 10, 2022, the Company had two single-family homes under contract. Although the contingencies relating to one pending sale have been removed, no assurance can be given that the sale will close.

Construction Contracts

During the period from January 1, 2022 through February 10, 2022, the Company increased other contracts by approximately $324,000.

Causes of Action

During the period from January 1, 2022 through February 10, 2022, the Trust recorded approximately $424,000 from the settlement of Causes of Action. The Company recorded approximately $21,000 as the amount due to the Liquidation Trustee on account of such settlements.

Between January 19, 2022 and January 27, 2022, the Company received approximately $54,500,000 from the settlement of the two pending actions against Comerica Bank (see Note 13). The Company’s net portion of the settlement was approximately $24,815,000. On February 2, 2022, the Company paid approximately $13,960,000 of approved legal fees and litigation costs.

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of changes in net assets and net assets in liquidation should be read in conjunction with the accompanying unaudited consolidated financial statements of Woodbridge Liquidation Trust and the related notes thereto. The Trust, the Remaining Debtors, the Wind-Down Entity and the Wind-Down Subsidiaries, as used herein, are defined in Note 1 to the consolidated financial statements and are collectively referred to herein as “the Company”.

Forward-Looking Statements

Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements. Those statements include, without limitation, financial guidance, and projections and statements with respect to expectation of future financial condition, changes in net assets in liquidation, cash flows, plans, targets, goals, objectives and performance of the Trust. Such forward-looking statements also include statements that are preceded by, followed by, or that include the words “believes”, “estimates”, “plans”, “expects”, “intends”, “is anticipated”, “will continue”, “project”, “outlook”,  “evaluate”,  “may”, “could”, “would”, “should” and similar expressions, and all other statements that are not historical facts. All such forward-looking statements are based on the Trust’s current expectations and involve risks and uncertainties which may cause actual results to differ materially from those set forth in such statements. Such risks and uncertainties include the amount of sales proceeds, timing of sales of real estate assets, timing and amount of funds needed to complete construction of single-family homes, amount of general and administrative costs, the number and amount of successful litigation and/or settlements and the ability to recover thereon, the amount of funding required to continue litigation, the continuing impact of the COVID-19 pandemic, interest rates, adverse weather conditions in the regions in which properties to be sold are located, economic and political conditions, changes in tax and other governmental rules and regulations applicable to the Trust and its subsidiaries and other risks and uncertainties identified in Part I. Financial Information, Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K, or contained in any of the Trust’s subsequent filings with the SEC including in Part II. Other Information, Item 1A. Risk Factors of this Form 10-Q. These risks and uncertainties are beyond the ability of the Trust to control, and in many cases, the Trust cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

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

As of December 31, 2021, the number of Liquidation Trust Interests outstanding in each class is as follows:

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

Since the Plan Effective Date through December 31, 2021, the Wind-Down Subsidiaries have disposed of approximately 142 properties for aggregate net sales proceeds of approximately $481.01 million. During the period from January 1, 2022 through February 10, 2022, the Wind-Down Subsidiaries settled one secured loan and realized net proceeds of approximately $0.72 million. As of December 31, 2021, the Company owned eight real estate assets (including three single-family homes under construction) with a gross carrying value of approximately $90.78 million. Therefore, the amount of net proceeds from the sale of real estate assets in the future will be significantly less than the amount realized from the Plan Effective Date through December 31, 2021. The Company expects to complete the liquidation of its assets during the fiscal year ending June 30, 2024.

Discussion of the Company’s Operations

Three months ended December 31, 2021

The following is a summary of the Consolidated Statement of Changes in Net Assets in Liquidation for the three months ended December 31, 2021 ($ in thousands):

	Restricted for Qualifying Victims	All Interestholders	Total

Net assets in liquidation as of September 30, 2021	$3,167	$131,376	$134,543

Change in assets and liabilities:
Restricted for Qualifying Victims - change in carrying value of assets and liabilities, net	36	-	36

All Interestholders:
Change in carrying value of assets and liabilities, net	-	32,752	32,752
Distributions (declared) reversed, net	-	(39,826)	(39,826)
Net change in assets and liabilities	-	(7,074)	(7,074)

Net assets in liquidation, as of December 31, 2021	$3,203	$124,302	$127,505

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Net assets in liquidation – Restricted for Qualifying Victims increased by approximately $0.04 million during the three months ended December 31, 2021.

Net assets in liquidation – All Interestholders decreased by approximately $7.07 million during the three-month period ended December 31, 2021. This decrease was due to an increase in the carrying value of assets and liabilities, net of approximately $32.75 million and distributions (declared) reversed, net of approximately $39.82 million.

The components of the approximately $0.04 million and $32.75 million net change in the carrying value of assets and liabilities are as follows ($ in thousands):

	Restricted for Qualifying Victims	All Interestholders	Total
Causes of Action, net (1):
Comerica Bank	$-	$23,574	23,574
Other settlement agreements	-	408	408
Remeasurement of assets and liabilities, net	36	4,989	5,025
Sales proceeds in excess of carrying value	-	3,388	3,388
Other	-	393	393
Change in carrying value of assets and liabilities, net	$36	$32,752	$32,788

(1)	Net of the 5% payable to the Liquidation Trustee of approximately $1,241 for Comerica Bank and $21 for other settlement agreements ($ in thousands).

During the three months ended December 31, 2021, the Company:

•	Sold the wine and a portion of the gold Forfeited Assets for net proceeds of approximately $0.37 million.

•	Sold two single-family homes and settled one secured loan for net proceeds of approximately $21.24 million. One of the single-family homes was under construction.

•	Recorded approximately $24.81 million from the settlement of the two pending actions against Comerica Bank, the California Class Action and the Delaware Adversary Action.

•	Signed agreements to settle other Causes of Action for payment to the Trust of approximately $0.43 million.

•	Paid construction costs of approximately $3.44 million relating to single-family homes under development.

•	Paid holding costs of approximately $0.84 million.

•
Paid general and administrative costs of approximately $4.41 million, including approximately $0.19 million of board member fees and expenses, approximately $1.78 million of payroll and other general and administrative costs and approximately $2.44 million of professional fees.

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
For the three months ended December 31, 2020

The following is a summary of the Consolidated Statement of Changes in Net Assets in Liquidation for the three months ended December 31, 2020 ($ in thousands):

	Restricted for	All
	Qualifying Victims	Interestholders	Total

Net assets in liquidation as of September 30, 2020	$-	$239,723	$239,723

Change in assets and liabilities:
Restricted for Qualifying Victims - change in carrying value of assets and liabilities, net	-	-	-

All Interestholders:
Change in carrying value of assets and liabilities, net	-	472	472
Distributions (declared) reversed, net	-	(29,719)	(29,719)
Net change in assets and liabilities	-	(29,247)	(29,247)

Net assets in liquidation, as of December 31, 2020	$-	$210,476	$210,476

Net assets in liquidation – All Interestholders decreased approximately $29.25 million during the three months ended December 31, 2020. This decrease was due to changes in the carrying value of assets and liabilities, net of approximately $0.47 million and distributions (declared) reversed, net of approximately $29.72 million.

The components of the approximately $0.47 million net change in the carrying value of assets and liabilities, net are as follows ($ in thousands):

	Restricted for	All
	Qualifying Victims	Interestholders	Total

Remeasurement of assets and liabilities, net	$-	$1,147	$1,147
Settlement agreements, net (1)	-	530	530
Carrying value in excess of sales proceeds	-	(1,277)	(1,277)
Other	-	72	72
Change in carrying value of assets and liabilities, net	$-	$472	$472

(1)	Net of the 5% payable to the Liquidation Trustee of approximately $31 ($ in thousands).

During the three months ended December 31, 2020, the Company:

•	Declared a distribution of $2.56 per Class A Interest, which totaled approximately $29.95 million.

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

•
Paid general and administrative costs of approximately $3.08 million, including approximately $0.09 million of board member fees and expenses, approximately $2.45 million of payroll and other general and administrative costs and approximately $0.54 million of professional fees.

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Six months ended December 31, 2021

The following is a summary of the Consolidated Statement of Changes in Net Assets in Liquidation for the six months ended December 31, 2021 ($ in thousands):

	Restricted for	All
	Qualifying Victims	Interestholders	Total

Net assets in liquidation as of June 30, 2021	$3,167	$126,373	$129,540

Change in assets and liabilities:
Restricted for Qualifying Victims - change in carrying value of assets and liabilities, net	36	-	36

All Interestholders:
Change in carrying value of assets and liabilities, net	-	37,657	37,657
Distributions (declared) reversed, net	-	(39,728)	(39,728)
Net change in assets and liabilities	-	(2,071)	(2,071)

Net assets in liquidation, as of December 31, 2021	$3,203	$124,302	$127,505

Net assets in liquidation – Restricted for Qualifying Victims increased by approximately $0.04 million during the six months ended December 31, 2021.

Net assets in liquidation – All Interestholders decreased by approximately $2.07 million during the six-month period ended December 31, 2021. This decrease was due to an increase in the carrying value of assets and liabilities, net of approximately $37.66 million and distributions (declared) reversed, net of approximately $39.73 million.

The components of the approximately $0.04 million and $37.66 million of the net change in carrying value of assets and liabilities are as follows ($ in thousands):

	Restricted for	All
	Qualifying Victims	Interestholders	Total
Causes of Action, net(1) :
Comerica Bank	$-	$23,575	23,575
Other settlement agreements	-	1,333	1,333
Sales proceeds in excess of carrying value	-	6,460	6,460
Remeasurement of assets and liabilities, net	36	5,801	5,837
Other	-	488	488
Change in carrying value of assets and liabilities, net	$36	$37,657	$37,693

(1)	Net of the 5% payable to the Liquidation Trustee of approximately $1,241 for Comerica Bank and $70 for other settlement agreements ($ in thousands).

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
During the six months ended December 31, 2021, the Company:

•	Sold the wine and a portion of the gold Forfeited Assets for net proceeds of approximately $0.37 million.

•	Sold four single-family homes and settled one secured loan for net proceeds of approximately $63.68 million. One of the single-family homes was under construction.

•	Recorded approximately $24.81 million from the settlement of the two pending actions against Comerica Bank, the California Class Action and the Delaware Adversary Action.

•	Signed agreements to settle other Causes of Action for payment to the Trust of approximately $1.40 million.

•	Paid construction costs of approximately $7.67 million relating to single-family homes under development.

•	Paid holding costs of approximately $1.24 million.

•
Paid general and administrative costs of approximately $8.53 million, including approximately $0.39 million of board member fees and expenses, approximately $2.92 million of payroll and other general and administrative costs and approximately $5.22 million of professional fees.

For the six months ended December 31, 2020

The following is a summary of the Consolidated Statement of Changes in Net Assets in Liquidation for the six months ended December 31, 2020 ($ in thousands):

	Restricted for	All
	Qualifying Victims	Interestholders	Total

Net assets in liquidation as of June 30, 2020	$-	$264,517	$264,517

Change in assets and liabilities:
Restricted for Qualifying Victims - change in carrying value of assets and liabilities, net	-	-	-

All Interestholders:
Change in carrying value of assets and liabilities, net	-	5,555	5,555
Distributions (declared) reversed, net	-	(59,596)	(59,596)
Net change in assets and liabilities	-	(54,041)	(54,041)

Net assets in liquidation, as of December 31, 2020	$-	$210,476	$210,476

Net assets in liquidation – All Interestholders decreased approximately $54.04 million during the six months ended December 31, 2020. This decrease was due to changes in the carrying value of assets and liabilities, net of approximately $5.55 million and distributions (declared) reversed, net of approximately $59.59 million.

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The components of the approximately $5.55 million change in the carrying value of assets and liabilities, net are as follows ($ in thousands):

	Restricted for	All
	Qualifying Victims	Interestholders	Total

Settlement agreements, net (1)	$-	$6,687	$6,687
Carrying value in excess of sales proceeds	-	(1,540)	(1,540)
Remeasurement of assets and liabilities, net	-	302	302
Other	-	106	106
Change in carrying value of assets and liabilities, net	$-	$5,555	$5,555

(1)	Net of the 5% payable to the Liquidation Trustee of approximately $393 ($ in thousands).

During the six months ended December 31, 2020, the Company:

•	Declared two distributions, each of $2.56 per Class A Interest, which totaled approximately $59.92 million.

•
Sold five single-family home, two lots and eleven other properties for net proceeds of approximately $121.16 million. One of the single-family homes was under construction and the buyer assumed the remaining obligations to complete the construction of the property of approximately $11.25 million.

•	Signed agreements to settle Causes of Action for payment to the Trust of approximately $7.18 million.

•	Paid construction costs of approximately $16.27 million relating to single-family homes under development.

•	Paid holding costs of approximately $3.36 million.

•
Paid general and administrative costs of approximately $5.00 million, including approximately $0.18 million of board member fees and expenses, approximately $3.66 million of payroll and other general and administrative costs and approximately $1.16 million of professional fees.

Liquidity and Capital Resources

Liquidity

The Company’s primary sources for meeting its capital requirements are its cash and cash equivalents, availability under the LOC, proceeds from the sale of its real estate assets and recoveries from Causes of Action, including the Comerica Bank settlement, and general and administrative costs, all of which the Company expects to be able to adequately fund over the next twelve months from its primary sources of capital.

Capital Resources

In addition to consolidated cash and cash equivalents at December 31, 2021 of approximately $63.12 million (of which approximately $9.12 million is restricted), the capital resources available to the Company and its uses of liquidity are as follows:

•
Revolving Line of Credit:  On June 19, 2020, two wholly-owned subsidiaries of the Wind-Down Entity entered into a $25.00 million LOC.  On February 11, 2021, the LOC was amended.  Two additional wholly owned subsidiaries of the Wind-Down Entity were joined to the LOC as co-borrowers and two properties were added as replacement collateral. The maturity date of the LOC was changed to January 31, 2023 with an option to extend for one additional year, subject to the availability of collateral. The LOC required the borrowers to establish an interest reserve of $1.75 million, which is to be used to pay the potential monthly interest payments. Outstanding borrowings bear interest at a fixed rate of 3.50% per annum. Indebtedness under  LOC is secured by a deed of trust on two properties, the personal property associated therewith and the interest reserve. The Wind-Down Entity is the guarantor of the LOC. The Company is required to keep a cash balance of $20.00 million on deposit with the lender in order to avoid a non-compliance fee of 2% of the shortfall in the required deposit and is required to comply with various covenants.  No amounts were outstanding under the LOC as of December 31, 2021 or February 10, 2022.

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
•
Sales of Real Estate Assets: The Wind-Down Entity and the Wind-Down Subsidiaries are in the process of developing, marketing and selling their real estate assets, all of which are held for sale. As of December 31, 2021, the Company owned a total of eight real estate assets with a gross carrying value of approximately $90.78 million. Five single-family homes were under construction, one that was sold in December 2021 and on that was sold in May 2021. Therefore, it is unlikely that the net proceeds for the three or six months ended December 31, 2021 will be indicative of future net proceeds, which may be significantly lower. In addition, it may take longer to sell the properties than the Company has estimated.

•
Recoveries: During the three and six months ended December 31, 2021, the Company recognized approximately $24.24 and $26.21 million, respectively, from the settlement of Causes of Action. The recoveries include approximately $24.81 million from Comerica Bank. There can be no assurance that the amounts the Company recovers from settling Causes of Action in the future will be consistent with the amount recovered during the three and six months ended December 31, 2021.

Uses of Liquidity

The primary uses of the Company’s liquidity are to pay (a) distributions payable, (b) development costs, (c) holding costs, and (d) general and administrative costs. As of December 31, 2021, the Company’s total liabilities were approximately $51.84 million. The total liabilities recorded as of December 31, 2021 may not be indicative of the costs paid in future periods, which may be significantly higher.

Given current cash and cash equivalent balances, projected sales of real estate assets, availability under the LOC, Causes of Action recoveries (including the Comerica Bank settlement) , distributions declared and expected cash needs, the Company does not expect a deficiency in liquidity in the next twelve months. Due to the uncertain nature of future net sales proceeds, recoveries and costs to be incurred, it is not possible to be certain that the current liquidity will be adequate to cover all future financial needs of the Company.  Creating contingent obligation agreements and/or seeking methods to reduce professional costs, including legal fees, and administrative costs are strategies that could be undertaken to address liquidity issues should they arise. These strategies could impact the Company’s ability to maximize recoveries from the settlement of unresolved Causes of Action.

Distributions

Distributions will be made at the sole discretion of the Liquidation Trustee in accordance with the provisions of the Plan and the Trust Agreement. As of February 10, 2022, the Liquidation Trustee has declared nine distributions to the Class A Interestholders. The distributions are paid on account of the then-allowed claims and a deposit is made into a restricted cash account for amounts (a) payable for Class A Interests that may be issued in the future upon the allowance of unresolved claims, (b) in respect of Class A Interests on account of recently allowed claims, (c) for holders of Class A Interests who failed to cash distribution checks mailed in respect of prior distributions, (d)  for distributions that were withheld due to pending avoidance actions and (e) for holders of Class A Interests for which the Trust is waiting for further beneficiary information.

Sections 7.6 and 7.18 of the Plan provide that distributions that have not been cashed within 180 calendar days of their issuance shall be null and void and the holder of the associated Liquidation Trust Interests “shall be deemed to have forfeited its rights to any reserved and future Distributions under the Plan,” with such amounts to become “Available Cash” of the Trust for all purposes.  On February 1, 2022, the Trust sent letters to the holders of the Class A Interests who have failed to cash distribution checks in respect of prior distributions, which checks were issued more than 180 days ago. The letter informed the holders that, unless such holders contact the Trust no later than February 28, 2022, then, in accordance with the Plan, the holders’ reserved and future distributions will be deemed forfeited.  The Trust provided this final notice simply as a one-time courtesy and reserves its rights to strictly enforce the Plan’s forfeiture provisions, and any other provision of the Plan, against any person (including any recipient of the final notice) at any time in the future, without further notice.

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following tables summarize the distributions declared, distributions paid and the activity in the restricted cash account for the periods from February 15, 2019 (inception) through December 31, 2021 and from February 15, 2019 through February 10, 2022:

			During the Period from February 15, 2019 (inception) through December 31, 2021 ($ in Millions)			During the Period from February 15, 2019 (inception) through February 10, 2022 ($ in Millions)
Date Declared		$ per Class A Interest	Total Declared	Paid	Restricted Cash Account	Total Declared	Paid	Restricted Cash Account

Distributions Declared
First	3/15/2019	$3.75	$44.70	$42.32	$2.38	$44.70	$42.32	2.38
Second	1/2/2020	4.50	53.43	51.19	2.24	53.43	51.19	2.24
Third	3/31/2020	2.12	25.00	24.19	0.81	25.00	24.19	0.81
Fourth	7/13/2020	2.56	29.97	29.24	0.73	29.97	29.24	0.73
Fifth	10/19/2020	2.56	29.95	29.20	0.75	29.95	29.20	0.75
Sixth	1/7/2021	4.28	50.01	48.67	1.34	50.01	48.67	1.34
Seventh (a)	5/13/2021	2.58	30.02	29.33	0.69	30.02	29.33	0.69
Eighth	10/8/2021	3.44	40.02	39.14	0.88	40.02	39.14	0.88
Ninth	2/4/2022	3.44	-	-	-	40.00	-	-
Subtotal		$29.23	$303.10	$293.28	9.82	$343.10	$293.28	9.82

Distributions Reversed
Disallowed/cancelled (b)					(3.12)			(3.20)
Returned (c)					0.74			0.74
Subtotal					(2.38)			(2.46)

Distributions Paid from Reserve Account (d)					(2.27)			(2.29)

Distributions Payable, Net				as of 12/31/2021:	$5.17		as of 2/10/2022:	$5.07

(a)	The seventh distribution included the cash the Trust received from Fair Funds.
(b)	As a result of claims being disallowed or Class A Interests cancelled.
(c)	Distribution checks returned or not cashed.
(d)	Paid as claims are allowed or resolved.

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

Management believes that, since its inception, the Wind-Down Entity has made substantial progress toward completion of its liquidation activities and is nearing the end of the liquidation of its real estate portfolio. Holders of Liquidation Trust Interests are advised that future distributions from the Trust will be limited. Once the Company’s remaining real property assets have been liquidated and the net proceeds resulting therefrom, net of reserves, have been distributed, further distribution(s) will be materially reliant on future recoveries from litigation, which are uncertain and the amount and timing of which are difficult to determine.

Contractual Obligations

As of December 31, 2021, the Company has contractual commitments related to construction contracts totaling approximately $6.10 million. The Company expects to complete the construction of the single-family homes during the fiscal year ending June 30, 2022. The Company has an office lease that expires in July 2022. The Company has two six-month options to extend the lease. The Company expects that it will continue to lease office space until the liquidation process is completed.

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

Valuation of Real Estate

The measurement of real estate assets held for sale is based on the terms of current contracts (if any), estimates and other indications of sales value, net of estimated selling costs. To determine the value of real estate assets held for sale, the Company considered the three traditional approaches to value (cost, income and sales comparison) commonly used by the real estate appraisal community. The applicability and relevancy of each valuation approach as applied may differ by asset. In most cases, the sales comparison approach was accorded the greatest weight. This approach compares a property to other properties with similar characteristics that have recently sold. To validate management’s estimate, the Company also considers opinions from qualified real estate professionals and local real estate brokers and, in some cases, obtained third party appraisals.

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

Causes of Action

The Company does not record any amount from the future settlement of unresolved Causes of Action or recoveries from Fair Fund or Forfeited Assets (including those that may be settled, but subject to court or other regulatory agency approval) in the accompanying consolidated financial statements since they cannot be reasonably estimated. The Company recognizes recoveries from the settlement of unresolved Causes of Action when an agreement has been executed and collectability is reasonably assured.

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

In connection with the preparation of our Form 10-Q, our management and the Liquidation Trustee assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on its assessment, our management and the Liquidation Trustee believes that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION (CONTINUED)
Item 1.  Legal Proceedings (KTBS to Update)

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

On March 20, 2020, two sets of defendants – Sidley Austin LLP and Neal Sullivan; and Davis Graham & Stubbs LLP and S. Lee Terry, Jr. – filed special motions to strike the portions of the complaint directed at them under a California statute (Civil Procedure Code section 425.16) that permits defendants to bring early challenges to causes of action against them that allegedly arise from protected litigation activity if those causes of action lack minimal merit.  The defendants that filed these special motions to strike asserted that the claims against them arise from communicative conduct in the course of quasi-judicial proceedings, such as regulatory inquiries, and that the Trust cannot establish a likelihood of prevailing on its claims against them.  The Trust opposed these motions, and the matters were heard on July 28, 2020, and taken under submission on that date.  On August 14, 2020, the Court entered orders: (i) granting the motion to strike filed by Sidley Austin LLP and Neal Sullivan, and (ii) granting in part and denying in part the motion to strike filed by Davis Graham & Stubbs LLP and S. Lee Terry, Jr.  In September 2020, the Trust filed notices of appeal of the foregoing orders, and Davis Graham & Stubbs LLP and S. Lee Terry, Jr. subsequently filed a cross-appeal.  On January 27, 2021, the Court entered an order granting, in part, a motion for attorneys’ fees filed by Sidley Austin LLP and Neal Sullivan, pursuant to which the movants were awarded $282,500.00 in fees and $5,557.87 in costs. On March 1, 2021, the Trustee filed a notice of appeal of the order granting fees and costs.

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

On January 21, 2021, the Trust reached a confidential settlement with Robinson & Cole LLP and Shant Chalian.  As part of that settlement, the appeal of the jurisdictional ruling as to those parties has been dismissed. The other appeals remain pending. On June 14, 2021, the Trustee filed a combined opening brief for all of the appeals other than his appeal of the order granting fees and costs to Sidley Austin LLP. Between September 22-29, 2021, the respondents filed their opening briefs.

On October 28, 2020, the Trust filed a federal lawsuit against four defendants that prevailed on the motions to quash service of summons in the California state court action (Rome McGuigan, P.C.; Brian Courtney; Bailey Cavalieri LLC; and Thomas Geyer), as well as a fifth defendant (Ivan Acevedo), and certain “Doe” defendants.”  The case is styled Goldberg v. Rome McGuigan, P.C., et al., Case No. 2:20-cv-09958-JFW-SK (C.D. Cal.).  The complaint contains counts for (i) violations of section 10(b) of the Exchange Act and Rule 10b-5; (i) aiding and abetting fraud; (iii) aiding and abetting breach of fiduciary duty; (iv) negligent misrepresentation; (v) professional negligence; (vi) aiding and abetting conversion; (vii) actual fraudulent transfer; and (viii) constructive fraudulent transfer.  The conduct challenged in the complaint includes certain of the same conduct challenged in the California state court action, and a footnote in the complaint explains:  “Plaintiff filed an action in Los Angeles Superior Court against [four of these defendants] raising some of the claims asserted in this action.  Those defendants filed a motion to quash service, alleging that the court did not have personal jurisdiction.  The Court granted those motions, and Plaintiff appealed.  Plaintiff brings this action to preserve his rights and ensure that his claims against [the defendants] are adjudicated on the merits.  Should the state court appeal be successful, resulting in two cases being simultaneously litigated on the merits in two forums, [plaintiff] will consider dismissing this action and litigating the case in state court.”  On January 4, 2021, the four defendants from the California state court action filed motions to dismiss this federal lawsuit, and on March 4, 2021, the court entered an order granting those motions in part by dismissing the first count (arising under the federal securities laws), without ruling on the remaining counts (arising under state law) in light of potential personal jurisdiction issues.  On March 29, 2021, the same four defendants again moved to dismiss the remaining counts for lack of personal jurisdiction. On April 23, 2021 the federal court entered an order granting those motions, but has not yet entered a final judgment.

Comerica Bank litigation. On August 6, 2021, the Trust agreed to the terms of a settlement of two actions against Comerica Bank.  The terms of the settlement, reached following negotiations with Comerica Bank and the plaintiffs in a putative class action against Comerica Bank in the United States District Court for the Central District of California (the “District Court”), are the subject of a Settlement Agreement among the plaintiffs, Comerica Bank, and the Trust (“Comerica Settlement Agreement”).  Comerica Bank is the institution at which the Debtors maintained all of their bank accounts, and these actions arise out of the Debtors’ former banking relationships with Comerica Bank.  The Comerica Settlement Agreement is referenced hereto as Exhibit 10.16.

The Comerica Settlement Agreement resolves two actions.  One of the actions, captioned In re Woodbridge Investments Litigation, Case No. 2:18-cv-00103-DMG-MRW (C.D. Cal.), was a consolidated putative class action in District Court brought on behalf of former noteholders and unitholders of the Debtors (the “California Class Action”).  The California Class Action was comprised of five separate lawsuits filed between January 4, 2018 and April 26, 2018 and, as consolidated, asserted claims for aiding and abetting fraud, aiding and abetting breach of fiduciary duty, negligence, and violations of California’s unfair competition law.  The Trust believes that it is the largest member of the putative class in the California Class Action, as holder of approximately 60.9% of all claims against Comerica based on the claims contributed to the Trust by former investors of the Debtors.

The other action resolved by the settlement, captioned Michael I. Goldberg as trustee for the Woodbridge Liquidation Trust v. Comerica Bank, Adv. Pro. No. 20-ap-50452-BLS (Bankr. D. Del.), is an adversary proceeding  in the Bankruptcy Court, in which the Trust asserted claims against Comerica Bank for fraudulent transfers under the California Civil Code the (the “Delaware Adversary Action”). The Delaware Adversary Action also incorporated the claims asserted against Comerica Bank in the California Class Action to the extent that such claims may ultimately be determined to belong to the Debtors’ estates rather than to individual former noteholders and unitholders.

Under the terms of the Comerica Settlement Agreement, the California Class Action has been settled as a class action on the basis of a class defined to consist of (i) the Trust, as assignee of the claims of the holders of Net Claims (as defined in the Settlement Agreement) in Class 3 (Standard Note Claims, as defined in the Plan) and Class 5 (Unit Claims, as defined in the Plan) of the Plan who are Contributing Claimants (as defined in the Plan) and (ii) the holders of Net Claims (as defined in the Settlement Agreement) in Class 3 (Standard Note Claims, as defined in the Plan) and Class 5 (Unit Claims, as defined in the Plan) of the Plan who are not Contributing Claimants (as defined in the Plan).  For purposes of distributions under the Settlement Agreement, the holders of Net Claims who are not Contributing Claimants are deemed to be the holders of such Net Claims as of February 15, 2019.

Under the Comerica Settlement Agreement, Comerica Bank agreed to pay (including through its insurers) an aggregate of $54.5 million, consisting of $54.2 million to settle the California Class Action (the “Class Payment”) and $300,000 to settle the Delaware Adversary Action (the “FT Payment”).  The Class Payment was intended to provide recoveries to members of the plaintiff class and to fund, in amounts to be determined by the District Court, the legal fees of plaintiffs’ counsel in the California Class Action, not to exceed 25% of the California Class Action settlement payment, the costs of administering the settlement, and certain incentive award for the class representatives.  Under the Comerica Settlement Agreement, Comerica Bank (and certain related parties) has been released from all claims advanced, or that could have been advanced, related to the facts alleged in the California Class Action or the Delaware Adversary Action.

The settlement amount was required to be paid within ten business days of the Settlement Effective Date (as defined in the Comerica Settlement Agreement), and was paid, in its entirety, between January 19, 2022 and January 27, 2022.

On December 17, 2021, the court entered an order granting final approval to the settlement of the California Class Action, and the “Effective Date” of the settlement occurred on or about January 20, 2022.  Since that time, the settlement payment has been paid by Comerica Bank (or its insurers) and the Trust has commenced administration of that payment.  The Trust has recorded approximately $24.81 million from the settlement, comprised of (i) the Trust’s share (approximately 60.9%) of the Net Class Consideration (without reduction for costs of administration or incentive awards) and (ii) the $300,000 FT Payment (without reduction for any reason).

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

The Trust has filed over 400 legal actions of this nature, many of which have been resolved, resulting in recoveries by or judgments in favor of the Trust. Since inception and as of January 31, 2022, the Trust has obtained judgments of approximately $15.6 million and has entered into settlements in approximately 210 legal actions and approximately 245 potential avoidance claims for which litigation was not filed, resulting in an aggregate of approximately $16.78 million of cash payments made or due to the Trust and approximately $9.98 million in reductions of claims against the Trust.

Other legal proceedings.  In addition, other legal proceedings are being prosecuted by the Trust and United States governmental authorities, which actions may result in recoveries in favor of the Trust. Such actions currently include:

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

•
Criminal proceeding and forfeiture.  In connection with the United States’ criminal case against Robert Shapiro (Case No. No. 19-20178-CR-ALTONAGA (S.D. Fla. 2019)), Shapiro agreed to the forfeiture of certain assets.  The Trust filed a petition in the Florida court to claim the Forfeited Assets as property of the Debtors’ estates, and therefore as property that had vested in the Trust pursuant to the Plan.  The Trust has entered into an agreement with the United States Department of Justice to resolve its claim.  The agreement was approved by the Bankruptcy Court on September 17, 2020 and was approved by the United States District Court on October 1, 2020.  Among other things, the agreement provides for the release of specified Forfeited Assets by the United States to the Trust, and for the Trust to liquidate those assets and distribute the net sale proceeds to Qualifying Victims, which include the vast majority of Trust beneficiaries—specifically, all former holders of Class 3 and 5 claims under the Plan and their permitted assigns—but do not include former holders of Class 4 claims under the Plan. The Trust has taken possession of the Forfeited Assets and has sold the wine and gold assets.

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

Item 1A.	Risk Factors

As the Company’s real estate portfolio is further liquidated, further distributions to Interestholders will become increasingly dependent on recoveries from the Causes of Action, the amount and timing of which cannot be determined with certainty. Holders of Liquidation Trust Interests are reminded that the sources of distributions from the Company are limited, and result principally from real estate assets liquidated and Causes of Action successfully prosecuted by the Company. Since inception, the Company has made substantial progress toward completion of its liquidation activities and management believes that the Company is nearing the end of the liquidation of its real estate portfolio. Once the Company’s remaining real property assets have been liquidated and the net proceeds of those assets, net of reserves, have been distributed, further distributions will be materially reliant on future recoveries from the Unresolved Causes of Action. Recoveries from the Unresolved Causes of Action depend in substantial part on the successful outcome of litigation, which is inherently uncertain. Accordingly, the amount and timing of such recoveries will be very difficult to determine.

For other risk factors, please see Item 1A of our Annual Report on Form 10-K filed with the SEC on September 27, 2021 or contained in any of the Trust’s subsequent filings with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In accordance with the Plan, all Liquidation Trust Interests have been issued without registration under the Securities Act.  The Liquidation Trust Interests have been issued only to holders of allowed claims in Class 3, Class 4, and Class 5 under the Plan entirely in exchange for such claims.  See “Item 1.  Business - D. Plan Provisions Regarding the Company - 2. Treatment under the Plan of holders of claims against and equity interests in the Debtors” of our Annual Report on Form 10-K filed with the SEC on September 27, 2021.  During the period from February 15, 2019 (inception) through December 31, 2021, the Trust has issued an aggregate of 11,534,607 Class A Interests and an aggregate of 677,624 Class B Interests.  As of December 31, 2021, the Trust had 11,511,765 Class A Interests and 675,617 Class B Interests outstanding. All Liquidation Trust Interests were issued on the Plan Effective Date or from time to time thereafter as soon as practicable as and when claims in Class 3, Class 4 or Class 5 have become allowed.

During the three months ended December 31, 2021, the Trust did not issue any Liquidation Trust Interests.

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

10.17*†	California Residential Purchase Agreement and Joint Escrow Instructions dated October 19, 2021 for 642 St. Cloud Rd., Los Angeles, CA, including amendments.

31.1*	Certification of Liquidation Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Liquidation Trustee pursuant to 18 U.S.C. 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
Findings of Fact, Conclusions of Law, and Order Confirming the First Amended Joint Chapter 11 Plan of Liquidation of Woodbridge Group of Companies, LLC and its Affiliated Debtors, entered October 26, 2018, incorporated herein by reference to the Registration Statement on Form 10 filed by the Trust on October 25, 2019.

101
The following financial statements from the Woodbridge Liquidation Trust Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, formatted in eXtensible Business Reporting Language (XBRL): (i)  Consolidated Statements of Net Assets in Liquidation as of December 31, 2021 and June 30, 2021, (ii)  Consolidated Statements of Changes in Net Assets in Liquidation for the three months ended December 31, 2021 and 2020, (iii) Consolidated Statements of Changes in Net Assets in Liquidation for the six months ended December 31, 2021 and 2020, (iv) the Notes to the Consolidated Financial sSatements. XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith
† Portions omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K (17 CFR § 220.601(b)(10)(iv)).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Woodbridge Liquidation Trust

Date: February 10, 2022	By:	/s/ Michael I. Goldberg

Michael I. Goldberg,
Liquidation Trustee