Form 10-Q
period 2022-03-31
Woodbridge Liquidation Trust
filed 2022-05-16
CIK 1785494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Yes ☒  No ☐

Woodbridge Liquidation Trust
Form 10-Q
March 31, 2022

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

Woodbridge Liquidation Trust and Subsidiaries Consolidated Statements of Net Assets in Liquidation As of March 31, 2022 and June 30, 2021
(Unaudited, $ In Thousands)

	3/31/2022	6/30/2021

Assets
Real estate assets held for sale, net (Note 3)
Single-family homes	$92,544	$137,945
Other real estate assets	1,998	2,910
Subtotal	94,542	140,855

Cash and cash equivalents	34,393	45,369

Restricted cash (Note 4)	9,098	8,273

Other assets (Note 5)	5,731	5,473
Total assets	$143,764	$199,970

Liabilities
Accounts payable and accrued liabilities	$1,366	$160
Distributions payable	5,031	4,687
Accrued liquidation costs (Note 6)	41,105	65,583
Total liabilities	$47,502	$70,430

Commitments and Contingencies (Note 14)

Net Assets in Liquidation
Restricted for Qualifying Victims (Note 7)	$3,203	$3,167
All Interestholders	93,059	126,373
Total net assets in liquidation	$96,262	$129,540

See accompanying notes to unaudited consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries Consolidated Statements of Changes in Net Assets in Liquidation For the Three Months Ended March 31, 2022 and 2021
(Unaudited, $ in Thousands)

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Restricted For Qualifying Victims	All Interestholders	Total	Restricted For Qualifying Victims	All Interestholders	Total

Net Assets in Liquidation as of beginning of period	$3,203	$124,302	$127,505	$-	$210,476	$210,476

Change in assets and liabilities (Note 8):
Restricted for Qualifying Victims -
Change in carrying value of assets and liabilities, net	-	-	-	3,459	-	3,459

All Interestholders:
Change in carrying value of assets and liabilities, net	-	8,266	8,266	-	1,974	1,974
Distributions (declared) reversed, net	-	(39,509)	(39,509)	-	(49,958)	(49,958)
Net change in assets and liabilities	-	(31,243)	(31,243)	-	(47,984)	(47,984)

Net Assets in Liquidation as of end of period	$3,203	$93,059	$96,262	$3,459	$162,492	$165,951

See accompanying notes to unaudited consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries Consolidated Statements of Changes in Net Assets in Liquidation For the Nine Months Ended March 31, 2022 and 2021
(Unaudited, $ in Thousands)

	Nine Months Ended March 31, 2022			Nine Months Ended March 31, 2021

	Restricted For Qualifying Victims	All Interestholders	Total	Restricted For Qualifying Victims	All Interestholders	Total

Net Assets in Liquidation as of beginning of period	$3,167	$126,373	$129,540	$-	$264,517	$264,517

Change in assets and liabilities (Note 8):
Restricted for Qualifying Victims -
Change in carrying value of assets and liabilities, net	36	-	36	3,459	-	3,459

All Interestholders :
Change in carrying value of assets and liabilities, net	-	45,922	45,922	-	7,529	7,529
Distributions (declared) reversed, net	-	(79,236)	(79,236)	-	(109,554)	(109,554)
Net change in assets and liabilities	-	(33,314)	(33,314)	-	(102,025)	(102,025)

Net Assets in Liquidation as of end of period	$3,203	$93,059	$96,262	$3,459	$162,492	$165,951

See accompanying notes to unaudited consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries Notes to Consolidated Financial Statements For the Three and Nine Months Ended March 31, 2022 and 2021 (Unaudited)
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

Description of Business

The Trust is prosecuting various Causes of Action acquired by the Trust pursuant to the Plan and is resolving claims asserted against the Debtors. As of March 31, 2022, the Company is the plaintiff in several pending lawsuits (see Note 13 for additional information). The Trust is also liquidating its Forfeited Assets (see Note 7 for additional information).

As of March 31, 2022, the Wind-Down Entity owns three luxury single-family homes in the Los Angeles, California area. The majority of the gross carrying value of the Wind-Down Entity’s real estate assets held for sale is concentrated in these three single-family homes. In addition, construction is being completed on two other single-family homes that have been sold.  The Wind-Down Entity is also liquidating its remaining four other real estate assets. See Note 3 for additional information.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries Notes to Consolidated Financial Statements For the Three and Nine Months Ended March 31, 2022 and 2021 (Unaudited)
The Company is required to liquidate its assets and distribute available cash to the Trust beneficiaries. The liquidation activities are carried out by the Trust, the Wind-Down Entity and the Wind-Down Subsidiaries. As of March 31, 2022, the Company estimates that the liquidation activities will be completed by February 15, 2024.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries Notes to Consolidated Financial Statements For the Three and Nine Months Ended March 31, 2022 and 2021 (Unaudited)
Use of Estimates

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries Notes to Consolidated Financial Statements For the Three and Nine Months Ended March 31, 2022 and 2021 (Unaudited)
Other Assets

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries Notes to Consolidated Financial Statements For the Three and Nine Months Ended March 31, 2022 and 2021 (Unaudited)
3)	Real Estate Assets Held for Sale

The Company’s real estate assets held for sale as of March 31, 2022, with comparative information as of June 30, 2021, are as follows ($ in thousands):

	March 31, 2022				June 30, 2021

	Number of Assets	Gross Value	Closing and Other Costs	Net Value	Number of Assets	Gross Value	Closing and Other Costs	Net Value

Single-family homes	3	$98,451	$(5,907)	$92,544	7	$146,750	$(8,805)	$137,945

Other real estate assets:
Secured loans	2	986	(40)	946	4	1,945	(87)	1,858
Other properties	2	1,107	(55)	1,052	2	1,107	(55)	1,052
Subtotal	4	2,093	(95)	1,998	6	3,052	(142)	2,910

Total	7	$100,544	$(6,002)	$94,542	13	$149,802	$(8,947)	$140,855

As of March 31, 2022, all of the single-family homes are located in the Los Angeles, California area and two of the single-family homes are under construction. The Company is also completing the construction of one single-family home that was sold in December 2021 and located in New York City and one that was sold in May 2021 and located in Los Angeles, California. The loans are secured by properties that are located in the Midwest and Eastern United States. The other properties are located in the state of Hawaii and the state of New York.

During the three months ended March 31, 2022, the Company settled one secured loan for net proceeds of approximately $725,000. As of March 31, 2022, the Company had two single-family homes under contract. Although the contingencies relating to these pending sales have been removed, no assurance can be given that the sales will close. During the three months ended March 31, 2021, the Company did not sell any real estate assets. During the nine months ended March 31, 2022, the Company sold four single-family homes and settled two secured loans for net proceeds of approximately $64,405,000. During the nine months ended March 31, 2021, the Company sold five single-family homes, two lots and eleven other properties for net proceeds of approximately $121,208,000. One of the single-family homes sold during the nine months ended March 31, 2021 was under construction and the buyer assumed the remaining obligations to complete construction of approximately $11,253,000.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries Notes to Consolidated Financial Statements For the Three and Nine Months Ended March 31, 2022 and 2021 (Unaudited)
4)	Restricted Cash

The Company’s restricted cash as of March 31, 2022, with comparative information as of June 30, 2021, is as follows ($ in thousands):

	March 31, 2022	June 30, 2021

Distributions restricted by the Company related to unresolved claims, distributions for recently allowed claims, uncashed distribution checks, distributions withheld due to pending avoidance actions and distributions that the Trust is waiting for further beneficiary information	$5,031	$4,687
Forfeited Assets (Note 7)	2,317	1,836
Interest reserve (Note 9)	1,750	1,750
Total restricted cash	$9,098	$8,273

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries Notes to Consolidated Financial Statements For the Three and Nine Months Ended March 31, 2022 and 2021 (Unaudited)
5)	Other Assets

The Company’s other assets as of March 31, 2022, with comparative information as of June 30, 2021, are as follows ($ in thousands):

	March 31, 2022	June 30, 2021

Escrow receivables (a)	$3,560	$2,500
Forfeited Assets (Note 7)	1,059	1,549
Settlement installment receivables, net (b)	712	1,014
Other	400	410
Total other assets	$5,731	$5,473

(a) Escrow receivables as of March 31, 2022 relate to two single-family homes that were sold during the nine months ended March 31, 2022. and one single-family home sold prior to June 30, 2021. Escrow receivables as of June 30, 2021 relate to one single-family home sold prior to June 30, 2021. Amounts are to be released upon completion of construction and/or obtaining a certificate of occupancy.

(b) The allowance for uncollectible settlement installment receivables was approximately $6 and $9 ($ in thousands) at March 31, 2022 and June 30, 2021, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries Notes to Consolidated Financial Statements For the Three and Nine Months Ended March 31, 2022 and 2021 (Unaudited)
6)	Accrued Liquidation Costs

The following is a summary of the items included in accrued liquidation costs as of March 31, 2022, with comparative information as of June 30, 2021 ($ in thousands):

	March 31, 2022	June 30, 2021
Development costs:
Construction costs	$11,564	$23,480
Construction warranty	2,870	2,870
Indirect costs	498	712
Bond refunds	(699)	(1,134)
Total development costs	14,233	25,928

Holding costs:
Property tax	836	1,901
Insurance	462	1,291
Maintenance, utilities and other	479	1,000
Total holding costs	1,777	4,192

General and administrative costs:
Legal and other professional fees	10,475	17,697
Payroll and payroll-related	8,546	10,432
State, local and other taxes	2,188	2,217
Directors and officers insurance	2,024	2,576
Board fees and expenses	698	1,558
Other	1,164	983
Total general and administrative costs	25,095	35,463

Total accrued liquidation costs	$41,105	$65,583

7)	Forfeited Assets - Restricted for Qualifying Victims

The Trust entered into a resolution agreement with the DOJ which provided that the Trust would receive the assets forfeited by Robert and Jeri Shapiro (the “Forfeited Assets”). In March 2021, the Trust received certain Forfeited Assets from the DOJ, including cash, wine, jewelry, handbags, clothing, shoes, art, gold and other assets. The wine and the gold were sold during the nine months ended March 31, 2022.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries Notes to Consolidated Financial Statements For the Three and Nine Months Ended March 31, 2022 and 2021 (Unaudited)
The Forfeited Assets included in the Company’s March 31, 2022 and June 30, 2021 consolidated financial statements are as follows ($ in thousands):

	March 31, 2022	June 30, 2021

Restricted cash (Note 4)	$2,317	$1,836
Other assets (Note 5)	1,059	1,549
Accrued liquidation costs	(173)	(218)
Net assets in liquidation - restricted for Qualifying Victims	$3,203	$3,167

8)	Net Change In Assets and Liabilities

Restricted for Qualifying Victims:

The following is a summary of the change in the carrying value of assets and liabilities, net during the three months ended March 31, 2022 ($ in thousands):

	Cash	Remeasure-
	Activities	ment	Total

Real estate assets held for sale, net	$-	$-	$-
Cash and cash equivalents	-	-	-
Restricted cash	111	-	111
Other assets	(120)	-	(120)
Total assets	$(9)	$-	$(9)

Accounts payable and accrued liabilities	$-	$-	$-
Accrued liquidation costs	(9)	-	(9)
Total liabilities	$(9)	$-	$(9)

Change in carrying value of assets and liabilities, net	$-	$-	$-

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries Notes to Consolidated Financial Statements For the Three and Nine Months Ended March 31, 2022 and 2021 (Unaudited)
The following is a summary of the change in the carrying value of assets and liabilities, net during the three months ended March 31, 2021 ($ in thousands):

	Cash	Remeasure-
	Activities	ment	Total

Real estate assets held for sale, net	$-	$-	$-
Cash and cash equivalents	-	-	-
Restricted cash	28	-	28
Other assets	-	3,442	3,442
Total assets	$28	$3,442	$3,470

Accounts payable and accrued liabilities	$-	$11	$11
Accrued liquidation costs	-	-	-
Total liabilities	$-	$11	$11

Change in carrying value of assets and liabilities, net	$28	$3,431	$3,459

The following is a summary of the change in the carrying value of assets and liabilities, net during the nine months ended March 31, 2022 ($ in thousands):

	Cash	Remeasure-
	Activities	ment	Total

Real estate assets held for sale, net	$-	$-	$-
Cash and cash equivalents	-	-	-
Restricted cash	481	-	481
Other assets	(526)	36	(490)
Total assets	$(45)	$36	$(9)

Accounts payable and accrued liabilities	$-	$-	$-
Accrued liquidation costs	(45)	-	(45)
Total liabilities	$(45)	$-	$(45)

Change in carrying value of assets and liabilities, net	$-	$36	$36

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries Notes to Consolidated Financial Statements For the Three and Nine Months Ended March 31, 2022 and 2021 (Unaudited)
The following is a summary of the change in the carrying value of assets and liabilities, net during the nine months ended March 31, 2021 ($ in thousands):

	Cash	Remeasure-
	Activities	ment	Total

Real estate assets held for sale, net	$-	$-	$-
Cash and cash equivalents	-	-	-
Restricted cash	28	-	28
Other assets	-	3,442	3,442
Total assets	$28	$3,442	$3,470

Accounts payable and accrued liabilities	$-	$11	$11
Accrued liquidation costs	-	-	-
Total liabilities	$-	$11	$11

Change in carrying value of assets and liabilities, net	$28	$3,431	$3,459

All Interestholders

The following provides details of the change in the carrying value of assets and liabilities, net during the three months ended March 31, 2022 ($ in thousands):

	Cash	Remeasure-
	Activities	ment	Total

Real estate assets held for sale, net	$(736)	$9,870	$9,134
Cash and cash equivalents	19,910	-	19,910
Restricted cash	-	-	-
Other assets	(24,991)	20	(24,971)
Total assets	$(5,817)	$9,890	$4,073

Accounts payable and accrued liabilities	$-	$79	$79
Accrued liquidation costs	(6,500)	2,228	(4,272)
Total liabilities	$(6,500)	$2,307	$(4,193)

Change in carrying value of assets and liabilities, net	$683	$7,583	$8,266

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries Notes to Consolidated Financial Statements For the Three and Nine Months Ended March 31, 2022 and 2021 (Unaudited)
The following provides details of the distributions (declared) reversed, net during the three months ended March 31, 2022 ($ in thousands):

Distributions declared	$(39,981)
Distributions reversed	472
Distributions (declared) reversed, net	$(39,509)

Distributions payable decreased by approximately $(137,000) during the three months ended March 31, 2022.

The following is a summary of the change in the carrying value of assets and liabilities, net during the three months ended March 31, 2021 ($ in thousands):

	Cash	Remeasure-
	Activities	ment	Total

Real estate assets held for sale, net	$(9)	$-	$(9)
Cash and cash equivalents	(11,199)	-	(11,199)
Restricted cash	1,262	-	1,262
Other assets	(287)	(1,091)	(1,378)
Total assets	$(10,233)	$(1,091)	$(11,324)

Accounts payable and accrued liabilities	$42	$30	$72
Accrued liquidation costs	(11,238)	(2,132)	(13,370)
Total liabilities	$(11,196)	$(2,102)	$(13,298)

Change in carrying value of assets and liabilities, net	$963	$1,011	$1,974

The following provides details of the distributions (declared) reversed, net during the three months ended March 31, 2021 ($ in thousands):

Distributions declared	$(50,005)
Distributions reversed	47
Distributions (declared) reversed, net	$(49,958)

Distributions payable increased by approximately $1,261,000 during the three months ended March 31, 2021.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries Notes to Consolidated Financial Statements For the Three and Nine Months Ended March 31, 2022 and 2021 (Unaudited)

The following provides details of the change in the carrying value of assets and liabilities, net during the nine months ended March 31, 2022 ($ in thousands):

	Cash	Remeasure-
	Activities	ment	Total

Real estate assets held for sale, net	$(64,437)	$18,124	$(46,313)
Cash and cash equivalents	68,260	-	68,260
Restricted cash	-	-	-
Other assets	(25,998)	26,745	747
Total assets	$(22,175)	$44,869	$22,694

Accounts payable and accrued liabilities	$(184)	$1,390	$1,206
Accrued liquidation costs	(23,712)	(722)	(24,434)
Total liabilities	$(23,896)	$668	$(23,228)

Change in carrying value of assets and liabilities, net	$1,721	$44,201	$45,922

The following provides details of the distributions (declared) reversed, net during the nine months ended March 31, 2022 ($ in thousands):

Distributions declared	$(79,997)
Distributions reversed	761
Distributions (declared) reversed, net	$(79,236)

Distributions payable increased by approximately $344,000 during the nine months ended March 31, 2022.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries Notes to Consolidated Financial Statements For the Three and Nine Months Ended March 31, 2022 and 2021 (Unaudited)

The following is a summary of the change in the carrying value of assets and liabilities, net during the nine months ended March 31, 2021 ($ in thousands):

	Cash	Remeasure-
	Activities	ment	Total

Real estate assets held for sale, net	$(121,186)	$(13,184)	$(134,370)
Cash and cash equivalents	87,650	-	87,650
Restricted cash	2,528	-	2,528
Other assets	(2,164)	(762)	(2,926)
Total assets	$(33,172)	$(13,946)	$(47,118)

Accounts payable and accrued liabilities	$(947)	$423	$(524)
Accrued liquidation costs	(41,236)	(12,887)	(54,123)
Total liabilities	$(42,183)	$(12,464)	$(54,647)

Change in carrying value of assets and liabilities, net	$9,011	$(1,482)	$7,529

The following provides details of the distributions (declared) reversed, net during the nine months ended March 31, 2021 ($ in thousands):

Distributions declared	$(109,932)
Distributions reversed	378
Distributions (declared) reversed, net	$(109,554)

Distributions payable increased by approximately $2,531,000 during the nine months ended March 31, 2021.

9)	Credit Agreement

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

As of March 31, 2022, the Company was in compliance with the financial covenants of the LOC. No amounts were outstanding under the LOC as of March 31, 2022 or June 30, 2021.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries Notes to Consolidated Financial Statements For the Three and Nine Months Ended March 31, 2022 and 2021 (Unaudited)
10)	Liquidation Trust Interests

The following table summarizes the Liquidation Trust Interests (rounded) for the nine months ended March 31, 2022 and 2021:

	For the Nine Months Ended March 31,
	2022		2021
Liquidation Trust Interests	Class A	Class B	Class A	Class B

Outstanding at beginning of period	11,512,855	675,784	11,518,232	675,558
Allowed claims	4,976	-	10,367	1,133
5% enhancement for certain allowed claims	-	-	182	56
Settlement of claims by cancelling Liquidation
Trust Interests	(1,392)	(167)	(15,121)	(435)
Outstanding at end of period	11,516,439	675,617	11,513,660	676,312

Of the 11,516,439 Class A Interests outstanding at March 31, 2022, 11,436,675 were held by Qualifying Victims (Note 7).

At the Plan Effective Date, certain claims were disputed. As those disputed claims are resolved, additional Class A and (if applicable) Class B Interests are issued on account of allowed claims or Class A and (if applicable) Class B Interests are cancelled. No Class A or Class B Interests are issued on account of disallowed claims. The following table summarizes the unresolved claims against the Debtors as they relate to Liquidation Trust Interests (rounded) for the nine months ended March 31, 2022 and 2021:

	For the Nine Months Ended March 31,
	2022		2021
Liquidation Trust Interests	Class A	Class B	Class A	Class B

Reserved for unresolved claims at beginning of period	124,609	5,011	193,559	7,118
Allowed claims	(4,976)	-	(10,367)	(1,133)
5% enhancement for certain allowed claims	-	-	(32)	-
Disallowed claims	(28,840)	(4,678)	(44,372)	(974)
Reserved for unresolved claims at end of period	90,793	333	138,788	5,011

Of the 90,793 Class A Interests relating to unresolved claims at March 31, 2022, 3,449 would be held by Qualifying Victims (Note 7).

11)	Distributions

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries Notes to Consolidated Financial Statements For the Three and Nine Months Ended March 31, 2022 and 2021 (Unaudited)
During the three months ended March 31, 2022, one distribution was declared. During the nine months ended March 31, 2022, two distributions were declared. A distribution in the amount of approximately $39,981,000 was declared on February 4, 2022 which represented $3.44 per Class A Interest. The distribution included (i) a cash distribution on account of then-allowed claims in the amount of approximately $39,151,000, which was paid on March 3, 2022 and (ii) a deposit of approximately $830,000 into a restricted cash account, which was made on March 15, 2022, for amounts, (a) payable for Class A Interests that may be issued in the future upon the allowance of unresolved claims; (b) in respect of Class A Interests issued on account of recently allowed claims; (c) for holders of Class A Interests who failed to cash distribution checks mailed in respect of prior distributions; (d) for distributions that were withheld due to pending avoidance actions; and (e) for holders of Class A Interests for which the Trust is waiting for further beneficiary information. A distribution in the amount of approximately $40,017,000 was declared on October 8, 2021 which represented $3.44 per Class A Interest. The distribution included (i) a cash distribution on account of then-allowed claims in the amount of approximately $39,134,000, which was paid on October 29, 2021 and (ii) a deposit of approximately $883,000 into a restricted cash account, which was made on October 28, 2021, for amounts, (a) payable for Class A Interests that may be issued in the future upon the allowance of unresolved claims; (b) in respect of Class A Interests issued on account of recently allowed claims; (c) for holders of Class A Interests who failed to cash distribution checks mailed in respect of prior distributions; (d) for distributions that were withheld due to pending avoidance actions; and (e) for holders of Class A Interests for which the Trust is waiting for further beneficiary information.

During the three months ended March 31, 2021, one distribution was declared. During the nine months ended March 31, 2021, three distributions were declared. A distribution in the amount of approximately $50,005,000 was declared on January 7, 2021 which represented $4.28 per Class A Interest. The distribution included (i) a cash distribution on account of then-allowed claims in the amount of approximately $48,665,000, which was paid on January 27, 2021 and (ii) a deposit of approximately $1,340,000 into a restricted cash account, which was made on January 28, 2021, for amounts (a) payable for Class A Interests that may be issued in the future upon the allowance of unresolved claims; (b) in respect of Class A Interests issued on account of recently allowed claims; (c) for holders of Class A Interests who failed to cash distribution checks mailed in respect of prior distributions; (d) for distributions that were withheld due to pending avoidance actions; and (e) for holders of Class A Interests for which the Trust is waiting for further beneficiary information. A distribution in the amount of approximately $29,957,000 was declared on October 19, 2020 which represented $2.56 per Class A Interest. The distribution included (i) a cash distribution on account of then-allowed claims in the amount of approximately $29,204,000, which was paid on November 6, 2020 and (ii) a deposit of approximately $753,000 into a restricted cash account, which was made on November 3, 2020, for amounts (a) payable for Class A Interests that may be issued in the future upon the allowance of unresolved claims; (b) in respect of Class A Interests issued on account of recently allowed claims; (c) for holders of Class A Interests who failed to cash distribution checks mailed in respect of prior distributions; (d) for distributions that were withheld due to pending avoidance actions; and (e) for holders of Class A Interests for which the Trust is waiting for further beneficiary information. A distribution in the amount of approximately $29,934,000 was declared on July 13, 2020 which represented $2.56 per Class A Interest. The distribution included (i) a cash distribution on account of then-allowed claims in the amount of approximately $29,201,000, which was paid on July 16, 2020 and (ii) a deposit of approximately $733,000 into a restricted cash account, which was made on August 25, 2020, for amounts (a) payable for Class A Interests that may be issued in the future upon the allowance of unresolved claims; (b) in respect of Class A Interests issued on account of recently allowed claims; (c) for holders of Class A Interests who failed to cash distribution checks mailed in respect of prior distributions; (d) for distributions that were withheld due to pending avoidance actions; and (e) for holders of Class A Interests for which the Trust is waiting for further beneficiary information.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries Notes to Consolidated Financial Statements For the Three and Nine Months Ended March 31, 2022 and 2021 (Unaudited)
During the three months ended March 31, 2022 and 2021, approximately $495,000 and $229,000, respectively, and during the nine months ended March 31, 2022 and 2021, approximately $608,000 and $351,000, respectively, of distributions were paid to holders of Class A Interests from the restricted cash account and distributions payable were reduced by the same amount as (a) claims were resolved, (b) claims were recently allowed, (c) addresses for holders of uncashed distribution checks were obtained, (d) pending avoidance actions were resolved and (e) further beneficiary information was received.

During the three months ended March 31, 2022 and 2021, approximately $472,000 and $47,000, respectively, and during the nine months ended March 31, 2022 and 2021, approximately $761,000 and $379,000, respectively, were released from the restricted cash account and distributions payable were reduced by the same amount as a result of claims being disallowed or Class A Interests being cancelled.

During the three months ended March 31, 2022 and 2021, approximately $0 and $197,000, respectively, and during the nine months ended March 31, 2022 and 2021, approximately $0, and $431,000, respectively, were received from the Company’s transfer agent and others relating to distribution checks that were returned or not cashed. These amounts were deposited into the restricted cash account and distributions payable were increased by the same amount.

12)	Related Party Transactions

Terry Goebel, a member of the Trust Supervisory Board, is president and a principal owner of G3 Group LA (G3), a construction firm specializing in the development of high-end luxury residences. G3 is owned by Terry Goebel and his son Kelly Goebel. As of March 31, 2022, the Company was under contract with G3 for the development of one single-family home in Los Angeles, California. As of March 31, 2022 and June 30, 2021 the remaining amounts payable under this contract were approximately $3,045,000 and $4,391,000, respectively. During the three months ended March 31, 2022 and 2021, approximately $267,000 and $1,496,000, respectively, and during the nine months ended March 31, 2022 and 2021, approximately $3,443,000 and $5,887,000, respectively, were paid by the Company to G3 related to this contract.

The Liquidation Trustee of the Trust is entitled to receive 5% of the total gross amount recovered by the Trust from the pursuit of the Causes of Action. During the three months ended March 31, 2022 and 2021, approximately $23,000 and $72,000, respectively, and during the nine months ended March 31, 2022 and 2021, approximately $1,334,000 and $462,000, respectively, were accrued as amounts due to the Liquidation Trustee. As of March 31, 2022 and June 30, 2021, approximately $1,310,000 and $160,000, respectively, were payable to the Liquidation Trustee. These amounts are included in accounts payable and accrued liabilities in the accompanying consolidated statements of net assets in liquidation. During the three months ended March 31, 2022 and 2021, approximately $0 and $0, respectively,  and during the nine months ended March 31, 2022 and 2021, approximately $184,000 and $491,000, respectively, were paid to the Liquidation Trustee. See Note 15 for additional information.

In November 2019, the Trust entered into an arrangement with Akerman LLP, a law firm based in Miami, Florida of which the Liquidation Trustee is a partner, for the provision, at the option of the Trust on an as-needed basis, of e-discovery and related litigation support services in connection with the Trust’s prosecution of the Causes of Action. Under the arrangement, the Trust is charged for the services at scheduled rates per task which, depending on specific task, include flat rates, rates based on volume of data processed, rates based on the number of data users, the hourly rates of Akerman LLP personnel, or other rates. During the three months ended March 31, 2022 and 2021, approximately $137,000 and $109,000, respectively, and during the nine months ended March 31, 2022 and 2021, approximately $351,000 and $314,000, respectively, were paid related to these services and there are no outstanding payables as of March 31, 2022 and June 30, 2021.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries Notes to Consolidated Financial Statements For the Three and Nine Months Ended March 31, 2022 and 2021 (Unaudited)
The executive officers of the Wind-Down Entity are entitled to a bonus based on the Wind-Down Entity achieving certain specified cumulative amounts of distributions to the Trust. Based on the carrying amounts of the net assets in liquidation included in the accompanying consolidated statements of net assets in liquidation, as of March 31, 2022 and June 30, 2021, approximately $2,348,000 and $3,040,000, respectively, were accrued as the estimated amount of the bonus (including associated payroll taxes). These amounts are included in the payroll and payroll-related costs portion of accrued liquidation costs in the accompanying consolidated statement of net assets in liquidation. During the three months ended March 31, 2022 and 2021, approximately $692,000 and $1,025,000, respectively, and during the nine months ended March 31, 2022 and 2021, approximately $692,000 and $1,025,000, respectively, were paid related to the bonuses.

13)	Causes of Action

During the three and nine months ended March 31, 2022 and 2021, the Company recorded the following amounts from the settlement of Causes of Action ($ in thousands):

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2022	2021	2022	2021

Comerica Bank	$-	$-	$24,815	$-
Other settlement recoveries	468	1,278	1,868	8,443
Total	$468	$1,278	$26,683	$8,443

On August 6, 2021, the Trust agreed to settle two pending actions against Comerica Bank. As a result, the Company received proceeds of approximately $54,500,000 from the settlement during the three months ended March 31, 2022. The allocation of the proceeds is as follows ($ in thousands):

Trust's net portion	$24,815
Payable to non-contributing claimants	15,600
Payable for approved legal fees and litigation costs	13,960
Payable for incentive awards	100
Payable for administrative costs relating to non-contributing claimants	25
Total	$54,500

All of the proceeds have been distributed according to the settlement except for approximately $13,000 payable to non-contributing claimants and approximately $25,000 payable for court approved notice and administrative costs as the Company has not received all of the necessary documentation.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries Notes to Consolidated Financial Statements For the Three and Nine Months Ended March 31, 2022 and 2021 (Unaudited)
14)	Commitments and Contingencies

As of March 31, 2022, the Company had construction contracts under which an aggregate of approximately $5,200,000 was unpaid.

The Company had a lease for its office space that expired on August 31, 2021. The Company had one three-month option to extend the lease. On June 4, 2021, the Company opted not to extend its existing lease and entered into a new office lease at a different location. The new lease is for the period from August 1, 2021 through July 31, 2022. The annual rent is approximately $43,000 plus common area maintenance charges. The Company has two six-month options to extend the lease. The Company paid approximately $55,000 for the lease year ending July 31, 2022 relating to prepaid rent, common area maintenance charges and a security deposit for the new lease during the year ended June 30, 2021. During the three months ended March 31, 2022 and 2021, approximately $0 and $76,000, respectively, and during the nine months ended March 31, 2022 and 2021, approximately $50,000 and $221,000, respectively were paid as rent, including common area maintenance and parking charges.

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

Distributions

During the period from April 1, 2022 through May 13, 2022, as (a) claims were resolved, (b) claims were recently allowed, (c) addresses for holders of uncashed distribution checks were obtained, (d) pending avoidance actions were resolved and (e) further beneficiary information was received, distributions of approximately $92,000 were paid to holders of Class A Interests from the restricted cash account and distributions payable were reduced by the same amount.

During the period from April 1, 2022 through May 13, 2022, as a result of claims being disallowed or Class A Interests being cancelled, approximately $52,000 was released from the restricted cash account and distributions payable were reduced by the same amount.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries Notes to Consolidated Financial Statements For the Three and Nine Months Ended March 31, 2022 and 2021 (Unaudited)
Sales of Real Estate Assets

During the period from April 1, 2022 through May 13, 2022, approximately $1,800,000 relating to a pending sale was released from escrow.

Construction Contracts

During the period from April 1, 2022 through May 13, 2022, the Company increased construction contracts by approximately $106,000.

Causes of Action

During the period from April 1, 2022 through May 13, 2022, the Trust recorded approximately $23,000 from the settlement of Causes of Action. The Company recorded approximately $1,000 as the amount due to the Liquidation Trustee on account of such settlements.

Related Party Transactions

During the period from April 1, 2022 through May 13, 2022, the Trust paid approximately $1,241,000 to the Liquidation Trustee.

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

As of March 31, 2022, the number of Liquidation Trust Interests outstanding in each class is as follows:

Class of Interest	Number Outstanding

Class A Liquidation Trust Interests	11,516,439

Class B Liquidation Trust Interests	675,617

For each of the classes of Liquidation Trust Interests, the number of Liquidation Trust Interests outstanding will increase to the extent that the disputed claims become allowed claims. In addition, the number of Liquidation Trust Interests outstanding will decrease to the extent that disputed claims are settled by cancelling previously issued Liquidation Trust Interests.

Since the Plan Effective Date through March 31, 2022, the Wind-Down Subsidiaries have disposed of approximately 143 properties for aggregate net sales proceeds of approximately $481.73 million. During the period from April 1, 2022 through May 13, 2022, the Company did not sell any real estate assets. As of March 31, 2022, the Company owned seven real estate assets (including two single-family homes under construction) with a gross carrying value of approximately $100.54 million. Therefore, it is unlikely that the net proceeds for the three or nine months ended March 31, 2022 will be indicative of future net proceeds, which are likely to be significantly lower. In addition, it may take longer to sell the properties than the Company has estimated. The Company expects to complete the liquidation of its assets during the fiscal year ending June 30, 2024.

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Discussion of the Company’s Operations

Three months ended March 31, 2022

The following is a summary of the Consolidated Statement of Changes in Net Assets in Liquidation for the three months ended March 31, 2022 ($ in thousands):

	Restricted for Qualifying Victims	All Interestholders	Total

Net assets in liquidation as of December 31, 2021	$3,203	$124,302	$127,505

Change in assets and liabilities:
Restricted for Qualifying Victims - change in carrying
value of assets and liabilities, net	-	-	-

All Interestholders:
Change in carrying value of assets and liabilities, net	-	8,266	8,266
Distributions (declared) reversed, net	-	(39,509)	(39,509)
Net change in assets and liabilities	-	(31,243)	(31,243)

Net assets in liquidation, as of March 31, 2022	$3,203	$93,059	$96,262

There was no change to Net assets in liquidation – Restricted for Qualifying Victims during the three months ended March 31, 2022.

Net assets in liquidation – All Interestholders decreased by approximately $31.24 million during the three months ended March 31, 2022. This decrease was due to an increase in the carrying value of assets and liabilities, net of approximately $8.27 million and distributions (declared) reversed, net of approximately $39.51 million.

The components of the approximately $8.27 million net change in the carrying value of assets and liabilities are as follows ($ in thousands):

	Restricted for Qualifying Victims	All Interestholders	Total

Other settlement recoveries recognized, net (1)	$-	$445	$445
Remeasurement of assets and liabilities, net	-	7,627	7,627
Other	-	194	194
Change in carrying value of assets and liabilities, net	$-	$8,266	$8,266

(1)	Net of the 5% payable to the Liquidation Trustee of approximately $22 ($ in thousands).

During the three months ended March 31, 2022, the Company:

o	Declared a distribution of $3.44 per Class A Interest, which totaled approximately $39.98 million.

o	Sold the rest of the gold Forfeited Assets for net proceeds of approximately $0.12 million.

o	Completed construction of one single-family home (642 St. Cloud).

o	Settled one secured loan for net proceeds of approximately $0.72 million.

o	Signed agreements to settle other Causes of Action for payment to the Trust of approximately $0.47 million.

o	Paid construction costs of approximately $1.80 million relating to single-family homes under development.

o	Paid holding costs of approximately $0.66 million.

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
o
Paid general and administrative costs of approximately $4.04 million, including approximately $0.17 million of board member fees and expenses, approximately $1.84 million of payroll and other general and administrative costs and approximately $2.03 million of professional fees.

For the three months ended March 31, 2021

The following is a summary of the Consolidated Statement of Changes in Net Assets in Liquidation for the three months ended March 31, 2021 ($ in thousands):

	Restricted for Qualifying Victims	All Interestholders	Total

Net assets in liquidation as of December 31, 2021	$-	$210,476	$210,476

Change in assets and liabilities:
Restricted for Qualifying Victims - change in carrying value of assets and liabilities, net	3,459	-	3,459

All Interestholders:
Change in carrying value of assets and liabilities, net	-	1,974	1,974
Distributions (declared) reversed, net	-	(49,958)	(49,958)
Net change in assets and liabilities	-	(47,984)	(47,984)

Net assets in liquidation, as of March 31, 2021	$3,459	$162,492	$165,951

Net assets in liquidation – Restricted for Qualifying Victims increased by approximately $3.46 million during the three months ended March 31, 2021.

Net assets in liquidation – All Interestholders decreased approximately $47.98 million during the three months ended March 31, 2021. This decrease was due to changes in the carrying value of assets and liabilities, net of approximately $1.97 million and distributions (declared) reversed, net of approximately $49.95 million.

The components of the approximately $3.46 million and $1.97 million net change in the carrying value of assets and liabilities, net are as follows ($ in thousands):

	Restricted for Qualifying Victims	All Interestholders	Total

Recognition of Forfeited Assets	$3,459	$-	$3,459
Remeasurement of assets and liabilities, net	-	2,473	2,473
Other settlement recoveries recognized, net (1)	-	1,326	1,326
Carrying value in excess of sales proceeds	-	(1,900)	(1,900)
Other	-	75	75
Change in carrying value of assets and liabilities, net	$3,459	$1,974	$5,433

(1)	Net of the 5% payable to the Liquidation Trustee of approximately $72 ($ in thousands).

During the three months ended March 31, 2021, the Company:

o	Declared a distribution of $4.28 per Class A Interest, which totaled approximately $50.01 million.

o	Signed agreements to settle other Causes of Action for payment to the Trust of approximately $1.28 million.

o	Recorded Forfeited Assets with an estimated net realizable value of approximately $3.46 million.

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
o	Paid construction costs of approximately $5.77 million relating to single-family homes under development.

o	Paid holding costs of approximately $0.77 million.

o
Paid general and administrative costs of approximately $4.29 million, including approximately $0.21 million of board member fees and expenses, approximately $1.90 million of payroll and other general and administrative costs and approximately $2.18 million of professional fees.

Nine months ended March 31, 2022

The following is a summary of the Consolidated Statement of Changes in Net Assets in Liquidation for the nine months ended March 31, 2022 ($ in thousands):

	Restricted for Qualifying Victims	All Interestholders	Total

Net assets in liquidation as of June 30, 2021	$3,167	$126,373	$129,540

Change in assets and liabilities:
Restricted for Qualifying Victims - change in carrying value of assets and liabilities, net	36	-	36

All Interestholders:
Change in carrying value of assets and liabilities, net	-	45,922	45,922
Distributions (declared) reversed, net	-	(79,236)	(79,236)
Net change in assets and liabilities	-	(33,314)	(33,314)

Net assets in liquidation, as of March 31, 2022	$3,203	$93,059	$96,262

Net assets in liquidation – Restricted for Qualifying Victims increased by approximately $0.04 million during the nine months ended March 31, 2022.

Net assets in liquidation – All Interestholders decreased by approximately $33.31 million during the nine months ended March 31, 2022. This decrease was due to an increase in the carrying value of assets and liabilities, net of approximately $45.92 million and distributions (declared) reversed, net of approximately $79.23 million.

The components of the approximately $0.04 million and $45.92 million of the net change in carrying value of assets and liabilities are as follows ($ in thousands):

	Restricted for Qualifying Victims	All Interestholders	Total
Causes of Action, net(1) :
Comerica Bank	$-	$23,575	23,575
Other settlement agreements	-	1,777	1,777
Sales proceeds in excess of carrying value	-	6,460	6,460
Remeasurement of assets and liabilities, net	36	13,428	13,464
Other	-	682	682
Change in carrying value of assets and liabilities, net	$36	$45,922	$45,958

(1)	Net of the 5% payable to the Liquidation Trustee of approximately $1,241 for Comerica Bank and $93 for other settlement agreements ($ in thousands).

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
During the nine months ended March 31, 2022, the Company:

o	Declared two distributions, both of $3.44 per Class A Interest, which totaled approximately $80.00 million.

o	Sold the wine and the gold Forfeited Assets for net proceeds of approximately $0.49 million.

o	Completed construction of one single-family home (642 St. Cloud).

o	Sold four single-family homes and settled two secured loans for net proceeds of approximately $64.40 million. One of the single-family homes was under construction.

o	Recorded approximately $24.81 million from the settlement of the two pending actions against Comerica Bank, the California Class Action and the Delaware Adversary Action.

o	Signed agreements to settle other Causes of Action for payment to the Trust of approximately $1.87 million.

o	Paid construction costs of approximately $9.47 million relating to single-family homes under development.

o	Paid holding costs of approximately $1.90 million.

o
Paid general and administrative costs of approximately $12.56 million, including approximately $0.56 million of board member fees and expenses, approximately $4.68 million of payroll and other general and administrative costs and approximately $7.32 million of professional fees.

For the nine months ended March 31, 2021

The following is a summary of the Consolidated Statement of Changes in Net Assets in Liquidation for the nine months ended March 31, 2021 ($ in thousands):

	Restricted for Qualifying Victims	All Interestholders	Total

Net assets in liquidation as of June 30, 2020	$-	$264,517	$264,517

Change in assets and liabilities:
Restricted for Qualifying Victims - change in carrying value of assets and liabilities, net	3,459	-	3,459

All Interestholders:
Change in carrying value of assets and liabilities, net	-	7,529	7,529
Distributions (declared) reversed, net	-	(109,554)	(109,554)
Net change in assets and liabilities	-	(102,025)	(102,025)

Net assets in liquidation, as of March 31, 2021	$3,459	$162,492	$165,951

Net assets in liquidation – Restricted for Qualifying Victims increased by approximately $3.46 million during the nine months ended March 31, 2022.

Net assets in liquidation – All Interestholders decreased approximately $102.02 million during the nine months ended March 31, 2021. This decrease was due to changes in the carrying value of assets and liabilities, net of approximately $7.53 million and distributions (declared) reversed, net of approximately $109.55 million.

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
The components of the approximately $3.46 million and $7.53 million change in the carrying value of assets and liabilities, net are as follows ($ in thousands):

	Restricted for Qualifying Victims	All Interestholders	Total

Recognition of Forfeited Assets	$3,459	$-	$3,459
Settlement recoveries recognized, net (1)	-	8,013	8,013
Carrying value in excess of sales proceeds	-	(1,540)	(1,540)
Remeasurement of assets and liabilities, net	-	2,775	2,775
Adjustment to insurance claim receivable	-	(1,900)	(1,900)
Other	$-	$181	$181
Change in carrying value of assets and liabilities, net	$3,459	$7,529	$10,988

(1)	Net of the 5% payable to the Liquidation Trustee of approximately $462 ($ in thousands).

During the nine months ended March 31, 2021, the Company:

o	Declared three distributions, two each of $2.56 and one of $4.28 per Class A Interest, which totaled approximately $109.93 million.

o
Sold five single-family home, two lots and eleven other properties for net proceeds of approximately $121.16 million. One of the single-family homes was under construction and the buyer assumed the remaining obligations to complete the construction of the property of approximately $11.25 million.

o	Signed agreements to settle Causes of Action for payment to the Trust of approximately $8.44 million.

o	Recorded Forfeited Assets with an estimated net realizable value of approximately $3.46 million.

o	Paid construction costs of approximately $22.04 million relating to single-family homes under development.

o	Paid holding costs of approximately $4.13 million.

o
Paid general and administrative costs of approximately $14.39 million, including approximately $0.68 million of board member fees and expenses, approximately $6.35 million of payroll and other general and administrative costs and approximately $7.36 million of professional fees.

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

Capital Resources

In addition to consolidated cash and cash equivalents at March 31, 2022 of approximately $43.49 million (of which approximately $9.10 million is restricted), the capital resources available to the Company and its uses of liquidity are as follows:

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
o
Revolving Line of Credit:  On June 19, 2020, two wholly-owned subsidiaries of the Wind-Down Entity entered into a $25.00 million LOC.  On February 11, 2021, the LOC was amended.  Two additional wholly owned subsidiaries of the Wind-Down Entity were joined to the LOC as co-borrowers and two properties were added as replacement collateral. The maturity date of the LOC was changed to January 31, 2023 with an option to extend for one additional year, subject to the availability of collateral. The LOC required the borrowers to establish an interest reserve of $1.75 million, which is to be used to pay the potential monthly interest payments. Outstanding borrowings bear interest at a fixed rate of 3.50% per annum. Indebtedness under  the LOC is secured by a deed of trust on two properties, the personal property associated therewith and the interest reserve. The Wind-Down Entity is the guarantor of the LOC. The Company is required to keep a cash balance of $20.00 million on deposit with the lender in order to avoid a non-compliance fee of 2% of the shortfall in the required deposit and is required to comply with various covenants.  No amounts were outstanding under the LOC as of March 31, 2022 or May 13, 2022.

o
Sales of Real Estate Assets: The Wind-Down Entity and the Wind-Down Subsidiaries are in the process of developing, marketing and selling their real estate assets, all of which are held for sale. As of March 31, 2022, the Company owned a total of seven real estate assets with a gross carrying value of approximately $100.54 million. The majority of the gross carrying value is concentrated in the three single-family homes. Four single-family homes were under construction; two that are owned as of March 31, 2022,  one that was sold in December 2021 and one that was sold in May 2021. During the three months ended March 31, 2022, the Company settled one secured loan for net proceeds of approximately $725,000. During the nine months ended March 31, 2022, the Company sold four single-family homes and settled two secured loans for net proceeds of approximately $64,405,000. It is unlikely that the net proceeds for the three or nine months ended March 31, 2022 will be indicative of future net proceeds, which are likely to  be significantly lower. In addition, it may take longer to sell the properties than the Company has estimated.

o
Recoveries: During the three and nine months ended March 31, 2022, the Company recognized approximately $0.47 million and $26.68 million, respectively, from the settlement of Causes of Action. The recoveries for the three and nine months ended March 31, 2022 include approximately $0 and $24.81 million from Comerica Bank. There can be no assurance that the amounts the Company recovers from settling Causes of Action in the future will be consistent with the amount recovered during the three and nine months ended March 31, 2022.

Uses of Liquidity

The primary uses of the Company’s liquidity are to pay (a) distributions payable, (b) development costs, (c) holding costs, and (d) general and administrative costs. As of March 31, 2022, the Company’s total liabilities were approximately $47.50 million. The total liabilities recorded as of March 31, 2022 may not be indicative of the costs paid in future periods, which may be significantly higher.

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

Distributions

Distributions will be made at the sole discretion of the Liquidation Trustee in accordance with the provisions of the Plan and the Trust Agreement. As of May 13, 2022, the Liquidation Trustee has declared nine distributions to the Class A Interestholders. The distributions are paid on account of the then-allowed claims and a deposit is made into a restricted cash account for amounts (a) payable for Class A Interests that may be issued in the future upon the allowance of unresolved claims, (b) in respect of Class A Interests on account of recently allowed claims, (c) for holders of Class A Interests who failed to cash distribution checks mailed in respect of prior distributions, (d)  for distributions that were withheld due to pending avoidance actions and (e) for holders of Class A Interests for which the Trust is waiting for further beneficiary information.

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Sections 7.6 and 7.18 of the Plan provide that distributions that have not been cashed within 180 calendar days of their issuance shall be null and void and the holder of the associated Liquidation Trust Interests “shall be deemed to have forfeited its rights to any reserved and future Distributions under the Plan,” with such amounts to become “Available Cash” of the Trust for all purposes.  On February 1, 2022, the Trust sent letters to the holders of the Class A Interests who have failed to cash distribution checks in respect of prior distributions, which checks were issued more than 180 days prior to the date of the letter. The letter informed the holders that, unless such holders contact the Trust no later than February 28, 2022,  in accordance with the Plan, the holders’ reserved and future distributions will be deemed forfeited.  The Trust provided this final notice simply as a one-time courtesy and reserves its rights to strictly enforce the Plan’s forfeiture provisions, and any other provision of the Plan, against any person (including any recipient of the final notice) at any time in the future, without further notice.

The following tables summarize the distributions declared, distributions paid and the activity in the restricted cash account for the periods from February 15, 2019 (inception) through March 31, 2022 and from February 15, 2019 through May 13, 2022:

	Date Declared	$ per Class A Interest	During the Period from February 15, 2019 (inception) through March 31, 2022 ($ in Millions)			During the Period from February 15, 2019 (inception) through May 13, 2022 ($ in Millions)
			Total Declared	Paid	Restricted Cash Account	Total Declared	Paid	Restricted Cash Account

Distributions Declared
First	3/15/2019	$3.75	$44.70	$42.32	$2.38	$44.70	$42.32	$2.38
Second	1/2/2020	4.50	53.43	51.19	2.24	53.43	51.19	2.24
Third	3/31/2020	2.12	25.00	24.19	0.81	25.00	24.19	0.81
Fourth	7/13/2020	2.56	29.97	29.24	0.73	29.97	29.24	0.73
Fifth	10/19/2020	2.56	29.95	29.20	0.75	29.95	29.20	0.75
Sixth	1/7/2021	4.28	50.01	48.67	1.34	50.01	48.67	1.34
Seventh (a)	5/13/2021	2.58	30.02	29.33	0.69	30.02	29.33	0.69
Eighth	10/8/2021	3.44	40.02	39.14	0.88	40.02	39.14	0.88
Ninth	2/4/2022	3.44	39.98	39.15	0.83	39.98	39.15	0.83
Subtotal		$29.23	$343.08	$332.43	10.65	$343.08	$332.43	10.65

Distributions Reversed
Disallowed/cancelled (b)					(3.57)			(3.62)
Returned (c)					0.73			0.73
Subtotal					(2.84)			(2.89)

Distributions Paid from Reserve Account (d)					(2.78)			(2.87)

Distributions Payable, Net				as of 3/31/2022:	$5.03		as of 5/13/2022:	$4.89

(a)	The seventh distribution included the cash the Trust received from Fair Funds.
(b)	As a result of claims being disallowed or Class A Interests cancelled.
(c)	Distribution checks returned or not cashed.
(d)	Paid as claims are allowed or resolved.

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

Contractual Obligations

As of March 31, 2022, the Company has contractual commitments related to construction contracts totaling approximately $5.20 million. The Company expects to complete the construction of the single-family homes during the fiscal year ending June 30, 2022. The Company has an office lease that expires in July 2022. The Company has two six-month options to extend the lease. The Company expects that it will continue to lease office space until the liquidation process is completed.

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

In connection with the preparation of our Form 10-Q, our management and the Liquidation Trustee assessed the effectiveness of our internal control over financial reporting as of March 31, 2022. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on its assessment, our management and the Liquidation Trustee believes that, as of March 31, 2022, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION
Item 1.  Legal Proceedings
Below is a description of pending litigation. As the Company is the plaintiff in these legal proceedings and does not have the ability to estimate the ultimate recovery amount until they are settled, and in accordance with the Company’s accounting policy, no recoveries have been recorded in the Company’s consolidated financial statements for these legal proceedings, other than for settlements for which the Trust has entered into a signed settlement agreement and collectability is reasonably assured.

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

On January 21, 2021, the Trust reached a confidential settlement with Robinson & Cole LLP and Shant Chalian.  As part of that settlement, the appeal of the jurisdictional ruling as to those parties has been dismissed. The other appeals remain pending. On June 14, 2021, the Trustee filed a combined opening brief for all of the appeals other than his appeal of the order granting fees and costs to Sidley Austin LLP. Between September 22-29, 2021, the respondents filed their opening briefs.   On March 17, 2022, the Trustee filed a combined reply brief for all of the appeals other than his appeal of the order granting fees and costs to Sidley Austin LLP.

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

o
Preferential transfers. Certain of the actions include claims arising under chapter 5 of the Bankruptcy Code, and seek to avoid or recover payments made by the Debtors during the 90 days prior to the December 4, 2017 bankruptcy filing, including payments to miscellaneous vendors and former Noteholders and Unitholders.

PART II.   OTHER INFORMATION (CONTINUED)
Item 1.  Legal Proceedings (Continued)
o
Fraudulent transfers (Interest to Noteholders and Unitholders). Certain of the actions include claims arising under chapter 5 of the Bankruptcy Code, and seek to avoid or recover payments made by the Debtors during the course of the Ponzi scheme (from July 2012 through the December 4, 2017 bankruptcy filing) for interest paid to former Noteholders and Unitholders.

o
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

The Trust has filed over 400 legal actions of this nature, many of which have been resolved, resulting in recoveries by or judgments in favor of the Trust. Since inception and as of April 30, 2022, the Trust has obtained  judgments of approximately $23.60 million, including default judgments of approximately $15.43 million and stipulated judgement of approximately $8.17 million and has entered into settlements in approximately 210 legal actions and in an additional approximately 245 potential avoidance claims for which litigation was not filed, resulting in aggregate settlements of approximately $17.17 million of cash payments made or due to the Trust and approximately $9.98 million in reductions of claims against the Trust.

o
Other legal proceedings.  In addition, other legal proceedings are being prosecuted by the Trust and United States governmental authorities, which actions may result in recoveries in favor of the Trust. Such actions currently include:

o
Actions regarding the Shapiro’s personal assets. On December 4, 2019, the Trust filed an action in the Bankruptcy Court, Adv. Pro. No. 10-51076 (BLS), Woodbridge Liquidation Trust v. Robert Shapiro, Jeri Shapiro, 3X a Charm, LLC, Carbondale Basalt Owners, LLC, Davana Sherman Oaks Owners, LLC, In Trend Staging, LLC, Midland Loop Enterprises, LLC, Schwartz Media Buying Company, LLC and Stover Real Estate Partners LLC. In this action, the Trust asserts claims under chapter 5 of the Bankruptcy Code and applicable state law for avoidance of preferential and fraudulent transfers together with claims for fraud, aiding and abetting fraud, the unlicensed sale of securities, breach of fiduciary duty and unjust enrichment. The Trust seeks to recover damages and assets held in the names of Robert Shapiro, Jeri Shapiro and their family members and entities owned or controlled by them, which assets the Trust contends are beneficially owned by the Debtors or for which the Debtors are entitled to recover based on the Shapiros’ defalcations, including over $20 million in avoidable transfers. On February 4, 2022, the Trust entered into a Settlement Agreement with Ms. Jeri Shapiro resolving the Trust’s adversary proceeding against Ms. Shapiro.  In connection with the Settlement Agreement, Ms. Shapiro responded to interrogatories from the Trust and submitted a declaration under penalty of perjury detailing her lack of assets.  Upon execution of the Settlement Agreement, Ms. Shapiro executed and delivered a Stipulated Judgment for approximately $20.6 million that will be held by the Trust in escrow for three years that can be entered without notice if the Trust learns Ms. Shapiro’s representations in her declaration were false or materially inaccurate.  Additionally, Ms. Shapiro authorized the Trust to expunge the filed claims of certain co-defendants she was listed as an officer and turned over payments to the Trust that were received by certain co-defendants in the adversary proceeding.  A stipulation of dismissal (as to Ms. Shapiro only) was entered on April 1, 2022.

PART II.   OTHER INFORMATION (CONTINUED)
Item 1.  Legal Proceedings (Continued)
o
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

Wind-Down Group litigation. The Wind-Down Group owns a portfolio of real estate assets, which includes secured loans and other properties.  As part of its recovery efforts, the Wind-Down Group, through its subsidiaries, is involved in ordinary routine litigation incidental to such assets.  Among other litigation, certain Woodbridge entities (including the Trust, the Wind-Down Entity, and WB 8607 Honoapiilani, LLC) filed an action against Certain Underwriters at Lloyd’s of London in Los Angeles Superior Court, alleging that the defendant insurer breached its obligations under an insurance policy purchased to protect a property owned by WB 8607 Honoapiilani (a subsidiary of the Wind-Down Entity) in Hawaii, which property was destroyed by fire in August 2017.  The Superior Court granted the defendant’s motion for summary judgment, and on March 25, 2021 entered judgment in favor of the defendant.  The judgment provided that plaintiffs take nothing by way of the complaint.  Further, the judgment provided that defendant refund plaintiffs for the premium payments under the insurance policy at issue in the lawsuit ($110,829.43), less all amounts paid by the defendant in respect of claims under the policy ($97,770.38) and less defendant’s costs (defendant has requested costs of $9,874.71).  Plaintiffs have appealed the judgment. The appeal has been fully briefed and is awaiting oral argument before the Court of Appeal.

Item 1A.	Risk Factors

Please see the applicable risk in Item 1A. of our Annual Report on Form 10-K filed with the SEC on September 27, 2021 and Item 1A. of our Quarterly Report on Form 10-Q filed on February 11, 2022 or contained in any of the Trust’s subsequent filings with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In accordance with the Plan, all Liquidation Trust Interests have been issued without registration under the Securities Act.  The Liquidation Trust Interests have been issued only to holders of allowed claims in Class 3, Class 4, and Class 5 under the Plan entirely in exchange for such claims.  See “Item 1.  Business - D. Plan Provisions Regarding the Company - 2. Treatment under the Plan of holders of claims against and equity interests in the Debtors” of our Annual Report on Form 10-K filed with the SEC on September 27, 2021.  During the period from February 15, 2019 (inception) through March 31, 2022, the Trust has issued an aggregate of 11,539,281 Class A Interests and an aggregate of 677,624 Class B Interests.  As of March 31, 2022, the Trust had 11,516,439 Class A Interests and 675,617 Class B Interests outstanding. All Liquidation Trust Interests were issued on the Plan Effective Date or from time to time thereafter as soon as practicable as and when claims in Class 3, Class 4 or Class 5 have become allowed.

PART II.   OTHER INFORMATION
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds (Continued)
During the three months ended March 31, 2022, the Trust issued the following Liquidation Trust Interests:

Date of Sale	Number of Class A Interests Sold	Number of Class B Interests Sold	Nature of the Transaction	Consideration Received

January 31, 2022	4,674.25	-	Allowance of claims	Allowance of claims

Total	4,674.25	-

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

EXHIBITS (CONTINUED)
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

EXHIBITS (CONTINUED)
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

10.17†
California Residential Purchase Agreement and Joint Escrow Instructions dated October 19, 2021 for 642 St. Cloud Rd., Los Angeles, CA, including amendments, incorporated herein by reference to the Form 10-Q filed by the Trust on February 11, 2022.

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

101
The following financial statements from the Woodbridge Liquidation Trust Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in eXtensible Business Reporting Language (XBRL): (i)  Consolidated Statements of Net Assets in Liquidation as of March 31, 2022 and June 30, 2021, (ii)  Consolidated Statements of Changes in Net Assets in Liquidation for the three months ended March 31, 2022 and 2021, (iii) Consolidated Statements of Changes in Net Assets in Liquidation for the nine months ended March 31, 2022 and 2021, (iv) the Notes to the Consolidated Financial sSatements. XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

Woodbridge Liquidation Trust

Date: May 13, 2022	By:	/s/ Michael I. Goldberg

Michael I. Goldberg,
Liquidation Trustee