Form 10-K
period 2022-06-30
Woodbridge Liquidation Trust
filed 2022-09-26
CIK 1785494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the fiscal year ended June 30, 2022
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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.            ☐

Indicate by check mark whether the registrant has filed a report on and attesting to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 762(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

At December 31, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s shares of Class A Liquidation Trust Interests held by non-affiliates of the registrant was approximately $104.76 million based upon the average bid and ask price of $9.16. As of December 31, 2021, there were approximately 11.44 million shares of Class A Liquidation Trust Interests held by non-affiliates.

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

The material terms of the Plan which relate to holders of Liquidation Trust Interests (the “Interestholders”) are described in this Annual Report, as well as in the Disclosure Statement for the First Amended Joint Chapter 11 Plan of Liquidation of The Woodbridge Group of Companies, LLC and Its Affiliated Debtors (the “Disclosure Statement”). The Disclosure Statement was approved by the Bankruptcy Court on August 22, 2018 and was distributed or made available to creditors of the Debtors and other parties in interest pursuant to Section 1125 of Title 11 of the United States Code (the “Bankruptcy Code”).

A copy of the Plan is referenced as Exhibit 2.1 to this Annual Report. A copy of the order of the Bankruptcy Court confirming the Plan is referenced as Exhibit 99.1 hereto.

Statements Regarding Forward-Looking Statements. This Annual Report, and other filings by the Trust with the U.S. Securities and Exchange Commission (“SEC”), or written statements made by the Trust in press releases or in other communications, oral or written, may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act” and, together with the Securities Act, the “Acts”). Such statements include, without limitation, financial guidance and projections and statements with respect to expectation of future financial condition, changes in net assets in liquidation, cash flows, plans, targets, goals, objectives, performance, and termination and dissolution of the Trust. Such forward-looking statements also include statements that are preceded by, followed by, or that include the words “believes,” “estimates,” “plans,” “expects,” “intends,” “is anticipated,” “will continue,” “project,” “may,” “could,” “would,” “should” and similar expressions, and all other statements that are not historical facts. All such forward-looking statements are based on the Trust’s current expectations and involve risks and uncertainties which may cause actual results to differ materially from those set forth in such statements. Such risks and uncertainties include the amount of sales proceeds, timing of sales of real estate assets, amount of funds needed for warranty claims, punch list items and holding costs of the single-family homes, amount of general and administrative costs, the number and amount of successful litigations and/or settlements and the ability to recover thereon, the amount of funding required to continue litigations, the continuing impact of the COVID-19 pandemic and other global health issues, interest rates, adverse weather conditions in the regions in which properties to be sold are located, inflation, domestic and global economic and political conditions, changes in tax and other governmental rules and regulations applicable to the Trust and its subsidiaries, and other risks identified and described in “Item 1A. Risk Factors” of this Annual Report. These risks and uncertainties are beyond the ability of the Trust to control, and in many cases, the Trust cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

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

Pursuant to the Plan and the Liquidation Trust Agreement of the Trust (as amended, the “Trust Agreement”), a copy of which is referenced as Exhibits 3.2, 3.3 and 3.4 to this Annual Report, distributions to Interestholders are net of any costs and expenses incurred by the Trust, including in connection with administering the Trust and litigating or otherwise resolving the various Causes of Action and disputed claims. Amounts withheld from distribution may include cost of collecting, administering, distributing, and liquidating the Trust assets such as fees and expenses of the Liquidation Trustee, reserves for contingent liabilities, premiums for directors’ and officers’ insurance, and fees and expenses of attorneys and consultants. Furthermore, cash received from the Wind-Down Group is net of the payment of Wind-Down Group expenses and the retention of reserves by the Wind-Down Group.

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

Distributions will be made at the sole discretion of the Liquidation Trustee in accordance with the provisions of the Plan and the Trust Agreement. Since the Plan Effective Date, the Liquidation Trustee and the Supervisory Board have authorized ten cash distributions to the holders of Class A Interests.

Part I
Item 1.  Business (Continued)

Since its inception, the Wind-Down Entity has made substantial progress toward completion of its liquidation activities and is nearing the end of the liquidation of its real estate portfolio.  Holders of Liquidation Trust Interests are advised that future distributions from the Trust will be limited. Once the Company’s remaining real property assets have been liquidated and the net proceeds resulting therefrom, net of reserves, have been distributed, further distribution(s) will be solely reliant on future recoveries from litigation, which are uncertain and the amount and timing, if any, are difficult to determine.

The following table shows the Trust’s ten cash distributions to Class A Interestholders since its February 15, 2019 Plan Effective Date:

The Trust’s distributions have primarily come from the net proceeds of real estate sales, except for the ninth distribution, which included the Trust’s net proceeds from the settlement of litigation against Comerica Bank.

Part I
Item 1.  Business (Continued)

Reflective of the progress toward the completion of its liquidation activities, the following two tables show the Trust’s decreasing number of real estate assets and amount of net carrying values of the real estate assets since the Plan Effective Date and through June 30, 2022:

Net Value of Real Estate Assets
($Millions)
$700
$600
$500
$400
$300
$200
$100
$-
$ Millions
$582.71
$372.50
$312.23
$289.34
$243.93
$154.98
$154.98
$140.86
$101.37
$85.41
$94.54
$29.06
2/15/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
As of Date

Part I
Item 1.  Business (Continued)

The Trust’s distributed cash through June 30, 2022 and distributions payable as of June 30, 2022 totaled approximately $401.2 million.  The Trust’s net assets in liquidation as of June 30, 2022 was approximately $34.39 million.

B.        Organization of the Company

On the Plan Effective Date, the Plan was implemented, and the Trust and the Wind-Down Entity were formed.

1. The Trust

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

2. The Wind-Down Entity

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

Part I
Item 1.  Business (Continued)

C.        Material Developments Leading to Confirmation of the Plan

Prior to the commencement of the Bankruptcy Cases, the Debtors were part of a group of more than 275 affiliated entities formed by, and formerly controlled by, Robert Shapiro (“Shapiro”) which were used by Shapiro to perpetrate a large-scale “Ponzi” scheme. As part of the scheme, Shapiro is believed to have used the group of affiliated entities to raise more than $1.22 billion from over 10,000 investors nationwide. Money was raised in the form of one of two primary products: (1) five-year private placement products that were styled, marketed or sold as “units” in Woodbridge Mortgage Investment Fund 1, LLC, Woodbridge Mortgage Investment Fund 2, LLC, Woodbridge Mortgage Investment Fund 3, LLC, Woodbridge Mortgage Investment Fund 3a, LLC, Woodbridge Mortgage Investment Fund 4, LLC, Woodbridge Commercial Bridge Loan Fund 1, LLC, and Woodbridge Commercial Bridge Loan Fund 2, LLC (each, a “Fund Debtor”) and (2) purportedly secured promissory products of 12 to 18 months that were styled, marketed or sold as “notes,” “mortgages” or “loans” by one or more Fund Debtors. In this Annual Report, any and all investments, interests or other rights with respect to any of the Fund Debtors that were styled, marketed or sold as “units” are referred to as “Units” and the holders of Units are referred to as “Unitholders.” Similarly, in this Annual Report, any and all investments, interests or other rights with respect to any of the Fund Debtors that were styled, marketed or sold as “notes,” “mortgages” or “loans” are referred to as “Notes” and the holders of Notes are referred to as “Noteholders.”

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

Part I
Item 1.  Business (Continued)

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

On or about January 23, 2018, the Debtors, the Unsecured Creditors’ Committee, the SEC, and groups of Noteholders and Unitholders entered into a term sheet (the “Joint Resolution”) that resolved the trustee motions and several other matters. The Joint Resolution included, among other provisions, the following key provisions:

•	A new board of managers (with no ties whatsoever to Shapiro) was formed to govern the Debtors (the “New Board”). The New Board consisted of Richard Nevins, M. Freddie Reiss, and Michael Goldberg.

•	The New Board was empowered to select a CEO or CRO, subject to the consent of the Unsecured Creditors’ Committee and the SEC.

•	The New Board was empowered, subject to the SEC’s consent, to select new counsel for the Debtors or to re-confirm Gibson Dunn & Crutcher LLP as counsel for the Debtors.

•	The holders of Units were permitted to form a single one- or two-member fiduciary Unitholder committee (the “Unitholder Committee”) to advocate for the interests of Unitholders.

•	The holders of Notes were permitted to form a single six- to nine-member fiduciary Noteholder committee (the “Noteholder Committee”) to advocate for the interests of Noteholders.

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

Part I
Item 1.  Business (Continued)

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

Under the Plan, on the Plan Effective Date, former Noteholders, Unitholders, and general unsecured creditors holding allowed claims were granted Class A Interests in exchange for their claims. Pursuant to a compromise in the Plan, former Unitholders also received Class B Interests (Unitholders received Class A Interests on account of only 72.5% of their allowed Unit Claims and received Class B Interests on account of the remaining 27.5% of their allowed Unit Claims).

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

The Wind-Down Entity is required to advise the Trust regarding its affairs on at least a monthly basis, reasonably make available such information as is necessary for any reporting by the Trust and advise the Trust of material actions. Excess cash of the Wind-Down Entity (cash that is in excess of budgeted reserve for ongoing operations and other anticipated obligations and expenses as determined by the Board of Managers) is required to be remitted to the Trust on a quarterly basis, and the Wind-Down Entity is restricted in its ability to invest or gift any of its assets or make asset acquisitions.

The Bankruptcy Court has retained certain jurisdiction regarding the Trust, the Liquidation Trustee, the Supervisory Board, the Wind-Down Entity, the Board of Managers, and assets of the Trust and the Wind-Down Entity, including the determination of all disputes arising out of or related to administration of the Trust and the Wind-Down Entity.

Part I
Item 1.  Business (Continued)

2.	Treatment under the Plan of holders of claims against and equity interests in the Debtors

The Plan identified 12 types of Claims against and equity interests in the Debtors, eight of which were “classified” (i.e., placed into formalized classes under the Plan) and four of which are not. Claims required to be paid in full under the Plan are referred to as “Unimpaired Claims.” Four types of claims are not classified—(i) claims arising under Bankruptcy Code sections 503(b), 507(a)(2), 507(b), or 1114(e)(2) (“Administrative Claims”), (ii) claims by professionals employed in the Bankruptcy Cases pursuant to Bankruptcy Code sections 327, 328, 1103, or 1104 for compensation or reimbursement of costs and expenses relating to services provided during the period from the Petition Date through and including the Plan Effective Date (“Professional Fee Claims”), (iii) tax claims entitled to priority under Bankruptcy Code section 507(a)(8) (“Priority Tax Claims”), and (iv) debtor-in-possession financing claims (“DIP Claims”). The foregoing claims are all Unimpaired Claims and have been or will be paid in full. Although the amounts may be subject to negotiation based on the Debtors’ and creditors’ records, and to ultimate determination, if necessary, in the Bankruptcy Court, liabilities resulting from any such Administrative Claims, Professional Fee Claims, Priority Tax Claims, and DIP Claims that are allowed are analogous, in substance, to accounts payable. As of September 23, 2022, there were no allowed and unpaid DIP claims. As of September 23, 2022, there were no unpaid Administrative Claims, approximately $.18 million of unpaid Priority Tax Claims and no remaining unpaid Professional Fee Claims.

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

Holders of Class 1 Claims are creditors of the Wind-Down Entity, and holders of Class 2 Claims are creditors of the Trust. Although the amounts may be subject to negotiation based on the Debtors’ and creditors’ records, and to ultimate determination, if necessary, in the Bankruptcy Court, liabilities resulting from any such claims that are allowed are analogous, in substance, to accounts payable. As of September 23, 2022, there were no allowed and unpaid Class 1 Claims or Class 2 Claims.

Part I
Item 1.  Business (Continued)

Under the Plan, three Classes of claims, when the claims are allowed under the Plan, entitle the holders thereof to become holders of Liquidation Trust Interests. The holders of these claims belonged, as of the Petition Date, to one or more of the following categories:

•	Standard Note Claims (Class 3)

•	General Unsecured Claims (Class 4)

•	Unit Claims (Class 5)

Standard Note Claims are Claims arising from any and all investments, interests or other rights with respect to any of the seven Debtors identified as a “Fund Debtor” under the Plan that were styled, marketed or sold as “notes,” “mortgages,” or “loans.” As of September 23, 2022, the aggregate outstanding amount of allowed Class 3 Standard Note Claims (net of prepetition distributions of interest) was approximately $702.64 million, including those Class 6 Non-Debtor Loan Note Claims that were reclassified as Class 3 Standard Note Claims in accordance with the Plan. See “Holders of Non-Debtor Loan Note Claims” below. The Trust’s estimate of the aggregate outstanding amount of disputed Class 3 Standard Note Claims as of September 23, 2022 is approximately $0.05 million (in each case, net of prepetition distributions of interest).

General Unsecured Claims include any unsecured, non-priority claim asserted against any of the Debtors that is not a Note Claim, Subordinated Claim or Unit Claim, and generally include the claims of trade vendors, landlords, general liability claimants, utilities, contractors, employees and numerous others. As of September 23, 2022, the aggregate outstanding amount of allowed Class 4 General Unsecured Claims was approximately $5.98 million, and the Trust estimates that the aggregate outstanding amount of disputed Class 4 General Unsecured Claims as of September 23, 2022 was approximately $0.41 million.

Unit Claims are Claims arising from any and all investments, interests or other rights with respect to any of the seven Debtors identified as a “Fund Debtor” under the Plan that were styled, marketed or sold as “units.” As of September 23, 2022, the aggregate outstanding amount of allowed Class 5 Unit Claims was approximately $178.77 million, and the Trust estimates that the aggregate outstanding amount of disputed Class 5 Unit Claims as of September 23, 2022 was approximately $0.09 million (in each case, net of prepetition distributions of interest).

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

Part I
Item 1.  Business (Continued)

Other Classes under the Plan include Subordinated Claims, Non-Debtor Loan Note Claims, and Equity Interests. Although holders of Subordinated Claims are not Interestholders of the Trust, they are deemed to have retained a residual right to receive any cash that remains in the Trust after the final administration of all the Trust assets and payment in full to holders of both Class A Interests and Class B Interests, including interest at the rate and to the extent set forth in the Plan. The Trust does not expect that there will be any such residual cash.

3.	Assets and liabilities of the Company

The following is the Company’s consolidated statements of net assets in liquidation as of the Plan Effective Date and June 30, 2022 ($ in millions):

	Plan
	Effective
	Date	June 30, 2022

Net real estate assets held for sale, net	$582.71	$29.06
Cash and cash equivalents	36.02	96.81
Restricted cash	0.32	6.12
Other assets	2.29	5.83

Total assets	$621.34	$137.82

Accounts payable and accrued liabilities	$5.78	$0.12
Distributions payable	-	68.77
Accrued liquidation costs	232.07	34.54

Total liabilities	$237.85	$103.43

Net assets in liquidation:
Restricted for Qualifying Victims	$-	$3.48
All Interestholders	383.49	30.91

Total net assets in liquidation	$383.49	$34.39

The status of outstanding Unimpaired and Impaired Claims as of September 23, 2022 is summarized below, with amounts in millions:

	Estimated Allowed Claims		Disputed Claims at Asserted Amount
Unimpaired Claims (Liabilities)	$0.13		$0.49
Impaired Claims (Beneficial Interests)	$887.73	(a)	$0.55

(a)  Includes an estimated $0.34 million of additional claims expected to be allowed from the approximate $0.55 million of disputed claims.

Part I
Item 1.  Business (Continued)

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

As of September 23, 2022, approximately $887.39 million of Class 3, Class 4 and Class 5 Claims are allowed. The Trust estimates, as of September 23, 2022, that approximately $0.34 million of additional Class 3, Class 4 and Class 5 Claims will ultimately be allowed. As more such claims become allowed, additional Liquidation Trust Interests will be granted. The percentage recovery to be received by each Class A Interestholder will be based on (i) the amount of cash ultimately available for distribution to such holders; and (ii) the actual amount of Class 3, Class 4, and Class 5 Claims that ultimately become allowed.

The Plan provides for a Liquidation Trust Interests Waterfall that specifies the priority and manner of distribution of available cash, excluding distributions of the net proceeds from Forfeited Assets. On each distribution date, the Liquidation Trustee is required to distribute available cash as follows:

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

Part I
Item 1.  Business (Continued)

Pursuant to the Plan and the Trust Agreement, distributions to Interestholders are net of any costs and expenses incurred by the Trust, including in connection with administering the Trust and litigating or otherwise resolving the various Causes of Action and disputed claims. Amounts withheld from distribution may include cost of collecting, administering, distributing, and liquidating the Trust assets such as fees and expenses of the Liquidation Trustee, reserves for contingent liabilities, premiums for directors’ and officers’ insurance, and fees and expenses of attorneys and consultants. Distributions will be made only from assets of the Trust and only to the extent that the Trust has sufficient assets (in excess of amounts retained for contingent liabilities and future costs and expenses, among other things) to make such payments in accordance with the Plan and the Trust Agreement. No distribution is required to be made to any Interestholder unless such Interestholder is to receive in such distribution at least $10.00.

Distributions will be made at the sole discretion of the Liquidation Trustee in accordance with the provisions of the Plan and the Trust Agreement. Since the Plan Effective Date, the Liquidation Trustee has declared ten distributions to the Class A Interestholders. The distributions include a cash distribution on account of the then-allowed claims and a deposit is made into a restricted cash account for amounts that are or may become payable (a) in respect of Class A Interests that may be issued in the future upon the allowance of unresolved bankruptcy claims, (b) in respect of  Class A Interests issued on account of recently allowed claims, (c) for holders of Class A Interests who failed to cash checks mailed in respect of prior distributions, (d) for distributions that were withheld due to pending avoidance actions and (e) for holders of Class A Interests for which the Trust is awaiting further beneficiary information.

Sections 7.6 and 7.18 of the Plan provide that distributions that have not been cashed within 180 calendar days of their issuance shall be null and void and the holder of the associated Liquidation Trust Interests “shall be deemed to have forfeited its rights to any reserved and future distributions under the Plan,” with such amounts to become “Available Cash” of the Trust for all purposes.  On February 1, 2022, the Trust sent letters to the holders of the Class A Interests who had failed to cash distribution checks in respect of prior distributions, which checks were issued more than 180 days prior to the date of the letter. The letter informed each recipient that, unless the Trust was contacted on or before February 28, 2022,  such recipient’s reserved and future distribution would be deemed forfeited in accordance with the Plan.  The Trust provided this final notice simply as a one-time courtesy and reserved its rights to strictly enforce the Plan’s forfeiture provisions, and any other provision of the Plan, against any person (including any recipient of the final notice) at any time in the future, without further notice.

Part I
Item 1.  Business (Continued)

The following tables summarize the distributions declared, distributions paid and the activity in the restricted cash account for the periods from February 15, 2019 (inception) through June 30, 2022 and from February 15, 2019 through September 23, 2022:

			During the Period from February 15, 2019 (inception) through June 30, 2022 ($ in Millions)			During the Period from February 15, 2019 (inception) through September 23, 2022 ($ in Millions)
Date Declared		$ per Class A Interest	Total Declared	Paid	Restricted Cash Account	Total Declared	Paid	Restricted Cash Account

Distributions Declared
First	3/15/2019	$3.75	$44.70	$42.32	$2.38	$44.70	$42.32	$2.38
Second	1/2/2020	4.50	53.43	51.19	2.24	53.43	51.19	2.24
Third	3/31/2020	2.12	25.00	24.19	0.81	25.00	24.19	0.81
Fourth	7/13/2020	2.56	29.97	29.24	0.73	29.97	29.24	0.73
Fifth	10/19/2020	2.56	29.95	29.20	0.75	29.95	29.20	0.75
Sixth	1/7/2021	4.28	50.01	48.67	1.34	50.01	48.67	1.34
Seventh (a)	5/13/2021	2.58	30.02	29.33	0.69	30.02	29.33	0.69
Eighth	10/8/2021	3.44	40.02	39.14	0.88	40.02	39.14	0.88
Ninth	2/4/2022	3.44	39.98	39.15	0.83	39.98	39.15	0.83
Tenth (b)	6/15/2022	5.63	65.04	-	-	65.02	64.19	0.83
Total/Subtotal		$34.86	$408.12	$332.43	10.65	$408.10	$396.62	11.48

Distributions Returend / (Reversed)
Disallowed (c)					(3.64)			(6.27)
Returned (d)					0.74			0.74
Forfeited (e)					(1.16)			(1.15)
Subtotal					(4.06)			(6.68)

Distributions Paid from Reserve Account (f)					(2.86)			(3.57)

Distributions Payable:				as of 6/30/2022:			as of 9/23/2022:
Subtotal					3.73			1.23

Tenth distribution					65.04 (b)			-
Total distributions payable					$68.77			$1.23

(a)  The seventh distribution included the cash the Trust received from Fair Funds.
(b)  On July 15, 2022, $64.19 million was paid.
(c)  As a result of claims being disallowed or Class A Interests cancelled.
(d)  Distribution checks returned or not cashed.
(e)  Distributions forfeited as Interestholders did not cash checks that were over 180 days old.
(f)  Paid as claims are allowed or resolved.

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

Part I
Item 1.  Business (Continued)

The Trust is also required to have a trustee that has its principal place of business in the State of Delaware (the “Delaware Trustee”). The Delaware Trustee is Wilmington Trust Company, National Association, who has been appointed for the purpose of fulfilling the requirements of the Delaware Statutory Trust Act.

The Trust does not have directors, executive officers or employees. Subject to supervision by the Supervisory Board, the Liquidation Trustee has the full power, right, authority and discretion, unless otherwise provided in the Plan, to carry out and implement all applicable provisions of the Plan.

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

Part I
Item 1.  Business (Continued)

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

Part I
Item 1.  Business (Continued)

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

Subject to the Plan and the Wind-Down Entity LLC Agreement, the Board of Managers also is charged with the supervision and oversight of the Chief Executive Officer. The Chief Executive Officer of the Wind-Down Entity is Frederick Chin. In addition to the Chief Executive Officer, the Wind-Down Entity had 8 employees as of September 23, 2022.

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

Part I
Item 1.  Business (Continued)

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

During the remainder of the fiscal year ending June 30, 2023, the Trust plans to continue to engage in the resolution of claims filed against the Debtors, the evaluation and prosecution of the Unresolved Causes of Action, the disposition of Forfeited Assets, and the payment of allowed administrative and priority tax claims against the Debtors. Subject to the receipt of remittances from the Wind-Down Entity, proceeds from the disposition of Forfeited Assets, the payment of Trust expenses, priority claims and the retention of various reserves, the Trust also plans to make distributions of cash to Interestholders in accordance with the Plan.

As of September 23, 2022, the Wind-Down Group owned one single-family home and four other real estate assets. These four other real estate assets include two secured loans and two other properties.  During the remainder of the fiscal year ending June 30, 2023, the Wind-Down Group plans to continue to engage in the marketing and sale of these real estate assets.  In connection with its development activities, the Wind-Down Group contracts with third-party development management companies, general contractors, architects, and design and furnishing companies to carry out and complete construction and punch list items, prepare for sale and maintain its real estate assets.  The Wind-Down Group plans to undertake marketing initiatives to enhance the exposure of its real estate portfolio and to retain third-party real estate brokers to list and sell real estate assets currently held for sale.  In addition, the Wind-Down Group may complete work to satisfy warranty claims (where such activities are considered necessary or appropriate).  The Wind-Down Group expects to fund its capital requirement for its operating costs with cash and cash equivalents on hand and proceeds from sales of real estate assets.

4.	Termination and dissolution of the Company

The Trust is required to be terminated, and the Liquidation Trustee discharged from duties, at such time as: (a) the Liquidation Trustee determines that the pursuit of additional Causes of Action held by the Trust is not likely to yield sufficient additional proceeds to justify further pursuit of such Causes of Action and (b) all distributions required to be made by the Liquidation Trustee to the holders of allowed claims and to the Interestholders under the Plan and the Trust Agreement have been made. Notwithstanding the above, the Trust must be terminated no later than February 15, 2024 unless the Bankruptcy Court, upon motion made within the six-month period before such date, determines that a fixed period extension is necessary to facilitate or complete the recovery on, and liquidation of, the Trust’s assets, except that the Bankruptcy Court may not grant an extension that, together with any prior extensions, exceeds three years unless the Trust has obtained a favorable letter ruling from the Internal Revenue Service to the effect that the further extension would not adversely affect the status of the Trust as a liquidating trust for federal income tax purposes. The status of ongoing litigation, pending appeals, and other events and factors may cause the Trust to request the Bankruptcy Court to extend the Trust’s termination date past February 15, 2024.

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

Part I
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

Risks Relating to Uncertainties Relating to Causes of Action

Future distributions by the Trust will increasingly depend on the successful outcome of the Unresolved Causes of Action.  The Company does not expect to receive additional Fair Funds or Forfeited Assets.  As the Company’s remaining limited real estate asset portfolio is sold, the source of funds for future distributions by the Trust will depend increasingly on its successful prosecution of the Unresolved Causes of Action.

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

Delays in the prosecution of the Unresolved Causes of Action may extend the Company’s anticipated liquidation period.  Appeals and other events that affect the duration of litigation may generate delays in the timing of net recoveries from the Trust’s prosecution of its Unresolved Causes of Action and completion of the Company’s liquidation.  The Company expects to complete the liquidation of its real estate assets during the fiscal year ending June 30, 2024. However, the status of ongoing litigation, pending appeals and other events and factors may cause the Trust to request the Bankruptcy Court to extend the Trust’s termination date past February 15, 2024.   Extension of its anticipated liquidation period may increase the overall operating and administrative costs of the Company and reduce the amounts available for distribution in respect of the Liquidation Trust Interests.

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

Risks Relating to Real Estate Assets

The Wind-Down Group’s real estate asset portfolio is limited and will further decrease.  The Wind-Down Group’s real estate asset portfolio consisted of five real estate assets as of June 30, 2022, which assets had a carrying value of $29.06 million as of June 30, 2022.  The Company expects to continue to market and sell its current real estate portfolio and does not expect to add any new real estate assets to its portfolio.  Completion of the liquidation of the existing real estate portfolio is anticipated during the fiscal year ending June 30, 2024.  Accordingly, investors are advised that the Wind-Down Group’s real estate portfolio cannot provide a source of indefinite future distributions to the Trust.

Part I
Item 1A.  Risk Factors (Continued)

The Wind-Down Group’s real estate asset portfolio is highly concentrated in a small number of properties. The Wind-Down Group’s real estate asset portfolio consisted of five real estate assets as of June 30, 2022.  The vast majority of the estimated value of the Wind-Down Group’s real estate portfolio as of June 30, 2022 is derived from a single, very exclusive, luxury single-family residential property located in the Bel-Air neighborhood of Los Angeles. This concentration and lack of diversification in its real estate portfolio means that the Wind-Down Group is particularly subject to the risks and fluctuations in the price of high-end residential property in its market, and any downturn in its market would result in a significant and outsized negative impact on the Wind-Down Group.

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

High-end single-family homes are subject to the costs and risks of marketing such properties. High-end residential properties commonly require longer average marketing time than conventional residential properties. During an extended marketing period, significant holding costs may be incurred to stage, maintain and own the completed homes. The Wind-Down Group may be required to refresh properties after completion of construction to accommodate prospective purchasers’ requests, which may result in additional costs to complete a sale.

The Wind-Down Group is dependent on the timely and consistent performance of services by third party service providers. To complete potential warranty claims and punch list items and pay holding costs of its single-family homes, the Wind-Down Group relies on general contractors, subcontractors, development managers, architects, maintenance personnel and other service providers who are not under the control of the Wind-Down Group. Inadequate or failed performance of services by such third-party providers may subject the Wind-Down Group to delays in completing its properties and increased costs.

The Los Angeles market, in which the remaining single-family home owned by the Wind-Down Group is located, may experience a significant slackening of demand. Slowing of demand in the Los Angeles market may further lengthen the number of days the property remains on the market and negatively affect sales prices. In addition, periods of economic slowdown or recession in the United States and in other countries, rising interest rates, inflation or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in property values, which would adversely affect the financial position, net assets in liquidation and cash flow of the Wind-Down Group. This would, in turn, adversely affect the Company’s ability to make distributions to its Interestholders.

Part I
Item 1A.  Risk Factors (Continued)

The Wind-Down Group’s working capital may not be sufficient to cover  warranty claims, punch list items and holding costs of its single-family homes, complete liquidation activities and may be restricted in its ability to access capital. As of August 31, 2022, and June 30, 2022, the Wind-Down Group had existing unrestricted cash and cash equivalents of approximately $15.72 million and $14.16 million, respectively.  Aside from unrestricted cash and cash equivalents, the Wind-Down Group does not have access to any line of credit.

Risks related to building code and zoning compliance may adversely affect the financial condition and changes in net assets in liquidation of the Wind-Down Group. The Wind-Down Group intends to complete potential warranty repairs and punch list items of its high-value single-family homes and, in connection therewith, must comply with zoning and building code requirements and pass frequent building inspections and obtain other approvals. Delays or difficulties in connection with any of the foregoing may result in additional costs and delays, which depending on market conditions may adversely affect the financial position, net assets in liquidation and cash flow of the Wind-Down Group. This would, in turn, adversely affect the Trust’s ability to make distributions to its Interestholders.

Risks related to competition from other developers of residential real properties in the Los Angeles market, in which the remaining single-family home owned by the Wind-Down Group is located, may adversely affect the financial condition and changes in net assets in liquidation of the Wind-Down Group. The addition of new homes by the Wind-Down Group’s competitors may increase the available supply of similar properties, creating downward pressure on home prices and protracted sales periods. In addition, one or more of the Wind-Down Group’s competitors may have superior financial resources that would allow them to continue in business for a longer term than the Wind-Down Group.

Risks related to increased inventory of residential real properties available for sale in the Los Angeles market, in which the remaining single-family home owned by the Wind-Down Group is located, may adversely affect the financial condition and changes in net assets in liquidation of the Wind-Down Group. An increase in available supply of similar properties that are available for purchase may create downward pressure on home prices and protract the marketing and sales periods.

Adverse weather conditions and natural disasters could adversely affect the Wind-Down Group’s operations and results. Additionally, the Wind-Down Group may not be able to obtain insurance at reasonable rates for natural disasters and other events which are beyond its control. Adverse weather conditions can delay the completion of warranty repairs and punch list items relating to the single-family homes it constructed and may impact buyer demand for the Wind-Down Group’s remaining single-family home. In more severe cases, such as wildfires, earthquakes and other natural disasters, weather conditions may damage the Wind-Down Group’s remaining single-family home, perhaps for prolonged periods, which would negatively affect the value of the property and the ability to sell it. Southern California, where the remaining single-family home is located, is a seismically active area. Additionally, wildfires are prevalent in this region.

Additionally, although the Wind-Down Group insures its remaining single-family home against earthquakes (for some properties subject to coverage limitations of insurance), wildfires, and other disasters, it may not be able to obtain insurance for these types of events for all of its properties at reasonable rates. In particular, because the Wind-Down Group’s single-family home in Los Angeles is located in an area subject to seismic activity and/or wildfires, the Wind-Down Group may not be able to obtain insurance or sufficient insurance coverage against those types of disasters. A devastating natural disaster or other event in the vicinity of the property could result in substantial losses. This would, in turn, adversely affect the Trust’s ability to make distributions to its Interestholders.

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

The Wind-Down Group’s success depends on the continuing contributions of its key personnel. The Wind-Down Group has a skilled management team to oversee the completion of warranty claims and punch list items relating to its single-family homes, and the marketing and sale of the remaining real estate properties. However, it does not have agreements with any key personnel that hinders such individuals’ ability to quit at will and, thus, any executive officer or key employee may terminate his or her relationship with the Wind-Down Group at any time upon relatively short notice.

Part I
Item 1A.  Risk Factors (Continued)

Risks Relating to Pandemics or other Health Crises, such as the Outbreak of the Novel Coronavirus (COVID-19)

The success of the Company’s marketing efforts, the timing of the sales of the Company’s properties and the value realized in such sales could be adversely affected by any reduction in demand for real estate properties as a result of the COVID-19 pandemic or other health crises. The Company’s ability to sell its properties at the values reflected in its consolidated financial statements depends, in part on demand for such properties and on the global, national, regional and local economic environments. The risk, or public perception of the risk, of a pandemic or media coverage of infectious diseases may cause persons seeking to purchase real estate properties to suspend or defer their efforts. Reduction in demand for the Company’s properties, which are located in areas affected by the recent COVID-19 outbreak such as Los Angeles and New York, may cause delays in the sale of such properties or adversely affect the price at which they can be sold. Furthermore, the success of the Company’s marketing efforts depends, in part, on the ability of the Company’s brokers to meet with and show Company properties to prospective purchasers and their agents. These and other marketing activities may become subject to restrictions on gatherings imposed by state and local governments in response to the recent coronavirus outbreak.

Risks Relating to the Liquidation Trust Interests

The value of the Liquidation Trust Interests has decreased and over time is expected to continue to decrease. The value of the Liquidation Trust Interests will depend primarily on the anticipated net liquidation value of the remaining assets of the Trust, which is expected to decrease with each cash distribution (if any) made to Interestholders.

The Liquidation Trust Interests are not suitable as a long-term investment. The Company intends to complete the liquidation in as short a time as is consistent with the maximization of the value of its assets, without regard to the potential long-term capital appreciation of the real properties owned by the Wind-Down Group. The Company expects to complete the liquidation of its real estate assets during the fiscal year ending June 30, 2024. However, the status of ongoing litigation, pending appeals, and other events and factors may cause the Trust to request the Bankruptcy Court to extend the Trust’s termination date past February 15, 2024.

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

The Trust cannot predict with certainty the timing or amount of distributions to the Interestholders. It is not possible to predict with certainty the timing and amount of future distributions to Interestholders. The Trust will make distributions to the Interestholders only if and to the extent that it receives remittances from the Wind-Down Entity, proceeds from the Causes of Action or Forfeited Assets, and then only to the extent that such remittances or proceeds exceed any amounts withheld by the Liquidation Trustee for, among other things, payment of, and reserves for, Trust expenses and funding of the prosecution of Unresolved Causes of Action. Such cash receipts cannot be predicted with certainty because they are subject to conditions beyond the Trust’s control, or which are inherently uncertain. Remittances by the Wind-Down Entity will depend on the amount and timing of the Wind-Down Group’s sale of its five remaining real estate assets, as well as the Wind-Down Group’s operating expenses. Cash proceeds from Causes of Action will depend on the Trust obtaining, and recovering on, favorable judgments or settlements with respect to Causes of Action.

The Trust cannot predict with certainty the percentage of distributions to which each holder of a Class A Interest will be entitled. Such percentage will depend on the total number of Liquidation Trust Interests that ultimately are granted. Additional Liquidation Trust Interests will be granted to holders of disputed claims as and when the Trust resolves such claims, at which time they become allowed claims under the Plan. To the extent that additional Liquidation Trust Interests are granted to the holders of allowed claims, the percentage of distributions to which each holder of a Class A Interest is entitled will decrease. To the extent that additional claims are not allowed, no additional Liquidation Trust Interests will be granted in respect thereof and the percentage of distributions to which each holder of a Class A Interest is entitled will increase. As of September 23, 2022, $887.39 million of Class 3, Class 4 and Class 5 Claims have become allowed claims. The Trust estimates, as of September 23, 2022, that an additional approximately $0.34 million of Class 3, Class 4 and Class 5 Claims will ultimately be allowed. However, the actual number of allowed claims may be materially different from the estimate.

Part I
Item 1A.  Risk Factors (Continued)

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

Potential conflicts of interest exist among the classes of Liquidation Trust Interests. The existence of separate classes of Liquidation Trust Interests could give rise to occasions when the interests of the Interestholders could diverge, conflict or appear to diverge or conflict. Operational and financial decisions by the Liquidation Trustee regarding litigation could favor one class (i.e., Class A or Class B) of Interestholders over another, adversely affecting the market value of a particular class of Liquidation Trust Interests or the distribution to that particular class of Liquidation Trust Interests.

The Class A Interests may become the subject of third-party tender offers. The Trust believes that one or more institutional investors have, or in the future may acquire, an interest in conducting a tender offer for the Class A Interests. Such tender offers may be commenced without the offeror having negotiated with the Trust to make price or other terms of the offer more attractive, and without the offeror having sought the Trust’s recommendation of the offer to its holders. As a result of thin trading of the Class A Interests on the over-the-counter market, the liquidity of such securities may be limited, and it may be difficult to establish a market price for such securities.  Holders of Class A Interests presented with a tender offer may be at a disadvantage in evaluating such offer.

Part I
Item 1A.  Risk Factors (Continued)

Risks Relating to Limited Purpose

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

The Trust does not expect to generate or receive cash other than from limited sources. The Trust does not expect to receive significant cash other than from remittances to the Trust by the Wind-Down Entity (reflecting the net proceeds of the Wind-Down Group’s liquidation of its portfolio of real estate assets) and from litigation or settlement by the Trust of its Unresolved Causes of Action.

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

Interestholders have only limited rights against the Liquidation Trustee and the Liquidation Trustee has limited liability to the Trust. The Trust Agreement provides that the Liquidation Trustee and the Delaware Trustee (and their respective affiliates, directors, officers, employees and representatives) and any officer, employee or agent of the Trust or its affiliates have no liability to the Trust or the Interestholders except for acts or omissions of the Liquidation Trustee or the Delaware Trustee undertaken with the deliberate intent to injure the Interestholders or with reckless disregard for the best interests of the Interestholders. Any liability of the Liquidation Trustee will be limited to actual, proximate and quantifiable damages. The Trust Agreement further provides that the Liquidation Trustee shall not incur any liability for any act or omission under the Trust Agreement unless the Liquidating Trustee has acted with gross negligence, fraud, or willful misconduct. The Trust Agreement provides that the Interestholders have no voting rights (except in connection with certain amendments to the Trust Agreement).

The Trust has limited control over the Wind-Down Entity. The business and affairs of the Wind-Down Entity are managed by its Board of Managers. The Trust, as the sole member of the Wind-Down Entity, has only limited approval rights over decisions by the Board of Managers. Under the Wind-Down Entity LLC Agreement, the Trust may remove members of the Board of Managers only for Cause, as defined in the Wind-Down Entity LLC Agreement. Furthermore, except in the case of one specified property, the Trust has approved in advance any single-family home sale by the Wind-Down Group provided that the purchase price for such property is at or above the approved low-case price for such property in the Wind-Down Group’s current business plan. Only in the case of a sale of the specified property at a price less than its approved low-case price, is the Wind-Down Entity required to obtain the Trust’s approval for the sale of the property. In the event of a dispute between the Trust and the Wind-Down Entity as to any matter that cannot be resolved between the Trust and the Wind-Down Entity, the Wind-Down Entity LLC Agreement requires that the matter be resolved by the Bankruptcy Court.

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

Part I
Item 1A.  Risk Factors (Continued)

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

Part I
Item 1A.  Risk Factors (Continued)

Before purchasing Liquidation Trust Interests, investors are urged to engage in careful tax planning with a tax professional. The federal income tax treatment of the Liquidation Trust Interests is complex and may not be clear in all cases. For example, in the case of an investor who purchases Liquidation Trust Interests in more than one transaction at different times and for different prices, and subsequently sells a portion of such Liquidation Trust Interests, there appears to be no clear guidance as to whether such purchaser can use average-cost basis in all of its Liquidation Trust Interests or instead may claim a higher or lower tax basis depending on the specific price of each lot. Additionally, the federal income tax treatment of the Liquidation Trust Interests may vary depending on the investor’s particular facts and circumstances. Investors other than individual citizens or residents of the U.S., and certain other persons subject to special treatment under the Internal Revenue Code, should consider the impact of their status on the tax treatment of such an investment. Persons subject to such special treatment under the Internal Revenue Code may include foreign companies, family trusts, 401(k) or individual retirement accounts, non-citizens of the U.S., tax-exempt organizations, real estate investment trusts, small business investment companies, regulated investment companies, governmental entities, entities exercising governmental authority, banks and certain other financial institutions, broker-dealers, insurance companies, and persons that have a functional currency other than the U.S. dollar.

Risks Relating to Accounting, Financial Reporting and Information Management

The Company’s consolidated financial statements are prepared on the Liquidation Basis of Accounting, which requires the estimation of the future value of assets and the amount of projected expenses. Estimates by management may be based, among other things, on projected construction and selling periods, real estate appraisals, and the levels of general and administrative expenses (such as payroll, insurance and rent). However, the actual realized value of the Company’s assets and the Company’s actual expenses are likely to differ from the estimated amounts reported in the Company’s consolidated financial statements, and such differences may be material and possibly adverse.

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

Part I
Item 1A.  Risk Factors (Continued)

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

As of September 23, 2022, the Company’s principal property is one single-family home. The single-family home is located in the Bel Air area of Los Angeles, CA 90077 and is currently listed for sale.

Part I

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

Part I
Item 3.  Legal Proceedings (Continued)

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

The case was designated as a complex matter on December 18, 2019 and was assigned to the Honorable Amy Hogue.

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

On April 13, 2020, four sets of defendants – Rome McGuigan, P.C. and Brian Courtney; Bailey Cavalieri LLC and Thomas Geyer; Robinson & Cole LLP and Shant Chalian; and Finn Dixon & Herling LLP and Reed Balmer – filed motions to quash the service of summonses.  The defendants that filed these motions asserted that they are not subject to suit in California because they do not have sufficient contacts with California to justify a California court’s exercise of jurisdiction over them.  The Trust opposed these motions, and the matters were heard in part on July 15, 2020 and in part on July 20, 2020, and (with exception of the motion filed by Finn Dixon & Herling LLP and Reed Balmer) were taken under submission on July 20, 2020.  The motion filed by Finn Dixon & Herling LLP, and Reed Balmer was taken off calendar prior to July 20, 2020, and the parties thereafter reached a confidential settlement.  On July 21, 2020, the Court entered orders granting the motions to quash filed by Rome McGuigan, P.C. and Brian Courtney; Bailey Cavalieri LLC and Thomas Geyer; and Robinson & Cole LLP and Shant Chalian.  On September 10, 2020, the Trust filed a notice of appeal of the foregoing orders.

Part I
Item 3.  Legal Proceedings (Continued)

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

The other appeals remain pending. On June 14, 2021, the Trustee filed a combined opening brief for all of the appeals other than his appeal of the order granting fees and costs to Sidley Austin LLP. Between September 22-29, 2021, the respondents filed their opening briefs.   On March 17, 2022, the Trustee filed a combined reply brief for all of the appeals other than his appeal of the order granting fees and costs to Sidley Austin LLP.  On June 30, 2022, Davis Graham & Stubbs LLP filed its reply brief in support of its cross-appeal of the order denying a portion of its special motion to strike.  The matter is currently fully briefed and awaiting the Court scheduling oral argument.

The appeal of the award granting fees and costs to Sidley Austin LLP remains pending.  The Trustee is due to file an opening brief on September 27, 2022.

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

o
Preferential transfers. Certain of the actions include claims arising under chapter 5 of the Bankruptcy Code and seek to avoid or recover payments made by the Debtors during the 90 days prior to the December 4, 2017 bankruptcy filing, including payments to miscellaneous vendors and former Noteholders and Unitholders.

o
Fraudulent transfers (Interest to Noteholders and Unitholders). Certain of the actions include claims arising under chapter 5 of the Bankruptcy Code and seek to avoid or recover payments made by the Debtors during the course of the Ponzi scheme (from July 2012 through the December 4, 2017 bankruptcy filing) for interest paid to former Noteholders and Unitholders.

o
Fraudulent transfers (Shapiro personal expenses). Certain of the actions include claims arising under chapter 5 of the Bankruptcy Code and seek to avoid and recover payments made by the Debtors during the course of the Ponzi scheme (from July 2012 through the December 4, 2017 bankruptcy filing) for the personal expenses of Robert and Jeri Shapiro, including those identified in a forensic report prepared in connection with an SEC enforcement action in the United States District Court for the Southern District of Florida.

Part I
Item 3.  Legal Proceedings (Continued)

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

The Trust has filed over 400 legal actions of this nature, many of which have been resolved, resulting in recoveries by or judgments in favor of the Trust. Since inception and as of August 31, 2022, the Trust has obtained  judgments of approximately $44.73 million, including default judgments of approximately $36.21 million and stipulated judgments of approximately $8.52 million. It is unknown at this time how much, if any, will ultimately be collected on the judgments.  Additionally, the Trust has entered into settlements in approximately 221 legal actions and approximately 245 potential avoidance claims for which litigation was not filed, resulting in aggregate settlements of approximately $18.13 million of cash payments made or due to the Trust and approximately $11.21 million in reductions of claims against the Trust.

Other legal proceedings.  In addition, other legal proceedings were prosecuted by the Trust and United States governmental authorities, which actions resulted in recoveries in favor of the Trust. Such actions include:

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

o
Criminal proceeding and forfeiture.  In connection with the United States’ criminal case against Robert Shapiro (Case No. No. 19-20178-CR-ALTONAGA (S.D. Fla. 2019)), Shapiro agreed to the forfeiture of certain assets.  The Trust filed a petition in the Florida court to claim the Forfeited Assets as property of the Debtors’ estates, and therefore as property that had vested in the Trust pursuant to the Plan.  The Trust has entered into an agreement with the United States Department of Justice to resolve its claim.  The agreement was approved by the Bankruptcy Court on September 17, 2020 and was approved by the United States District Court on October 1, 2020.  Among other things, the agreement provides for the release of specified Forfeited Assets by the United States to the Trust, and for the Trust to liquidate those assets and distribute the net sale proceeds to Qualifying Victims, which include the vast majority of Trust beneficiaries—specifically, all former holders of Class 3 and 5 claims under the Plan and their permitted assigns—but do not include former holders of Class 4 claims under the Plan. The Trust has taken possession of the Forfeited Assets and has sold the wine and gold assets.  Some of the jewelry, art, clothing, handbags and shoes have also been sold.

Wind-Down Group litigation. The Wind-Down Group owns a portfolio of real estate assets, which includes secured loans and other properties.  As part of its recovery efforts, the Wind-Down Group, through its subsidiaries, is involved in ordinary routine litigation incidental to such assets.  Among other litigation, certain Woodbridge entities (including the Trust, the Wind-Down Entity, and WB 8607 Honoapiilani, LLC) filed an action against Certain Underwriters at Lloyd’s of London in Los Angeles Superior Court, alleging that the defendant insurer breached its obligations under an insurance policy purchased to protect a property owned by WB 8607 Honoapiilani (a subsidiary of the Wind-Down Entity) in Hawaii, which property was destroyed by fire in August 2017.  The Superior Court granted the defendant’s motion for summary judgment, and on March 25, 2021 entered judgment in favor of the defendant.  The judgment provided that plaintiffs take nothing by way of the complaint.  Further, the judgment provided that defendant refund plaintiffs for the premium payments under the insurance policy at issue in the lawsuit ($110,829.43), less all amounts paid by the defendant in respect of claims under the policy ($97,770.38) and less defendant’s costs (defendant requested costs of $9,874.71).  Plaintiffs have appealed the judgment. The appeal has been fully briefed and is awaiting oral argument before the Court of Appeal, which argument is presently expected to occur in November 2022.

Item 4.	Mine Safety Disclosures

Not applicable.

Part II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Trust has two classes of common equity:  Class A Interests and Class B Interests.  Neither class is listed on any national securities exchange.

Class A Interests are traded on the over-the-counter market (OTC Link® ATS) under the trading symbol WBQNL.  Over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.  As of September 23, 2022, there were approximately 7,114 holders of record of the Class A Interests.

Since issuance, Class B Interests have not been transferable except by operation of law or by will or the laws of descent and distribution.  Accordingly, there has not been any established public trading market for the Class B Liquidation Trust Interests or any available price quotations.  As of September 23, 2022 there were approximately 1,182 holders of record of the Class B Interests.

Dividends and Distributions

Liquidation Trust Interests represent a right to receive a pro rata portion of distributions by the Trust pursuant to the terms of the Plan and the Trust Agreement.  Since the Plan Effective Date, the Liquidation Trustee has authorized ten cash distributions to the holders of Class A Interests.  See “Item 1. Business – A. Overview” of this Annual Report.

The Liquidation Trustee will continue to assess the adequacy of funds held and determine the availability of funds for additional distributions to Interestholders, but does not currently know the timing or amount of any such distributions(s).  Additional cash distributions will be subject to, among other things, the establishment of reasonable reserves for contingent liabilities and future costs and expenses. Pursuant to the Plan and the Trust Agreement, all distributions are net of any costs and expenses incurred by the Trust in connection with administering, litigating or otherwise resolving the various Causes of Action of the Trust and operating the Trust. Amounts withheld and not distributed may also include fees and expenses of the Liquidation Trustee, premiums for directors’ and officers’ insurance, and other insurance and fees and expenses of attorneys and consultants.

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

Sales of unregistered securities

In accordance with the Plan, all Liquidation Trust Interests have been issued without registration under the Securities Act.  The Liquidation Trust Interests have been issued only to holders of allowed claims in Class 3, Class 4, and Class 5 entirely in exchange for such claims.  See “Item 1.  Business - D. Plan Provisions Regarding the Company - 2. Treatment under the Plan of holders of claims against and equity interests in the Debtors” of this Annual Report.  During the period from February 15, 2019 (inception) through June 30, 2022, the Trust has issued an aggregate of 11,539,281 Class A Interests and an aggregate of 677,623 Class B Interests. As of June 30, 2022, the Trust has 11,515,790 Class A Interests and 675,617 Class B Interests outstanding.  All Liquidation Trust Interests were issued on the Plan Effective Date or from time to time thereafter as soon as practicable as and when claims in Class 3, Class 4 or Class 5 have become allowed.

Part II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (Continued)

During the three months ended June 30, 2022, the Trust did not issue any Liquidation Trust Interests.

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

Part II
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

As of September 23, 2022, and June 30, 2022, the number of Liquidation Trust Interests outstanding in each series is as follows:

	Number Outstanding as of
	September 23, 2022	June 30, 2022

Class A Liquidation Trust Interests	11,514,190	11,513,535
Class B Liquidation Trust Interests	675,617	675,617

For each of the classes of Liquidation Trust Interests, the number of Liquidation Trust Interests outstanding will increase to the extent that disputed claims become allowed claims.  In addition, the number of Liquidation Trust Interests outstanding will decrease to the extent that disputed claims are settled by cancelling previously issued Liquidation Trust Interests.

Since the Plan Effective Date through June 30, 2022, the Wind-Down Group has disposed of approximately 145 properties for aggregate net sale proceeds of approximately $549.04 million. As of June 30, 2022, the Company owned five real estate assets (including one single-family home listed for sale) with a gross carrying value of approximately $30.97 million. Therefore, the amount of net proceeds from the sale of real estate assets in the future will be less than the amount realized from the Plan Effective Date through June 30, 2022. In addition, it may take longer to sell the properties than the Company has estimated. The Company expects to complete the liquidation of its real estate assets during the fiscal year ending June 30, 2024.

Part II
Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Discussion of the Company’s Operations

Year ended June 30, 2022

The following is a summary of the Consolidated Statement of Changes in Net Assets in Liquidation for the year ended June 30, 2022 ($ in thousands):

	Restricted For Qualifying Victims	All Interestholders	Total

Net Assets in Liquidation as of beginning of year	$3,167	$126,373	$129,540

Change in assets and liabilities:
Restricted for Qualifying Victims - change in carrying value of assets and and liabilities, net	318	-	318

All Interestholders-
Change in carrying value of assets and liabilities, net	-	47,602	47,602
Distributions (declared) reversed, net	-	(143,065)	(143,065)
Net change in assets and liabilities	-	(95,463)	(95,463)

Net Assets in Liquidation as of end of year	$3,485	$30,910	$34,395

Net assets in Liquidation – Restricted for Qualifying Victims increased by approximately $0.32 million during the year ended June 30, 2022.

Net assets in liquidation – All Interestholders decreased approximately $95.46 million during the year ended June 30, 2022. This decrease was due to an increase in the carrying value of assets and liabilities of $47.60 million, net and distributions declared of approximately $143.06 million, net (distributions declared of $145.04 million, less distributions reversed of $1.98 million for disallowed claims and forfeited distributions). The components of the changes in carrying value of assets and liabilities, net are as follows ($ in thousands):

	Restricted for Qualifying Victims	All Interestholders	Total
Causes of Action, net (1) :
Comerica Bank	$-	$23,575	$23,575
Other settlement agreements	-	2,004	2,004
Sales proceeds in excess of carrying value	53	20,130	20,183
Remeasurement of assets and liabilities, net	265	1,016	1,281
Other	-	877	877
Change in carrying value of assets and liabilities, net	$318	$47,602	$47,920

(1)	Net of 5% payable to the Liquidation Trustee of approximately $1,241 for Comerica Bank and $105 for Other settlement agreements.

During the year ended June 30, 2022, the Company:

•	Declared three distributions of $3.44, $3.44 and $5.63 per Class A Interest, which totaled approximately $40.02 million, approximately $39.98 million and approximately $65.04 million, respectively.

•	Sold Forfeited Assets for net proceeds of approximately $0.61 million.

•	Completed construction of two single-family homes (642 St. Cloud and 638 Siena).

Part II
Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•	Sold six single-family homes and settled two secured loans for net proceeds of approximately $131.72 million.

•	Recorded approximately $23.57 million from the settlement of legal proceedings against Comerica Bank, net of 5% payable to Liquidation Trustee.

•	Recorded approximately $2.00 million from the settlement of other Causes of Action, net of 5% payable to Liquidation Trustee.

•	Paid construction costs of approximately $13.49 million relating to the single-family homes under development.

•	Paid holding costs of approximately $2.67 million.

•
Paid general and administrative costs of approximately $16.17 million, including approximately $9.69 million professional fees, approximately $5.77 million of payroll and related costs and approximately $0.71 million of board member fees and expenses.

Year ended June 30, 2021

          The following is a summary of the Consolidated Statement of Changes in Net Assets in Liquidation for the year ended June 30, 2021 ($ in thousands):

	Restricted for Qualifying Victims	All Interestholders	Total

Net assets in liquidation as of beginning of year	$-	$264,517	$264,517

Change in assets and liabilities:
Restricted for Qualifying Victims - change in carrying value of assets and liabilities, net	3,167	-	3,167

All Interestholders-
Change in carrying value of assets and liabilities, net	-	644	644
Distributions (declared) reversed, net	-	(138,788)	(138,788)
Net change in assets and liabilities	-	(138,144)	(138,144)

Net assets in liquidation as of end of year	$3,167	$126,373	$129,540

Net assets in liquidation decreased approximately $138.14 million during the year ended June 30, 2021. This decrease was due to a reduction in the carrying value of assets and liabilities of $0.64 million, net and distributions declared of approximately $138.78 million, net (distributions declared of $139.95 million, less distributions reversed of $1.17 million for disallowed claims and cancelled interests).  The components of the changes in carrying value of assets and liabilities, net are as follows ($ in thousands):

Part II
Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	Restricted for Qualifying Victims	All Interestholders	Total

Recognition of Forfeited Assets	$3,459	$-	$3,459
Settlement recoveries recognized, net (1)	-	9,339	9,339
Sales proceeds in excess of carrying value	-	5,180	5,180
Remeasurement of assets and liabilities, net	(308)	(12,271)	(12,579)
Adjustment to insurance claim receivable	-	(1,900)	(1,900)
Other	$16	$296	$312
Change in carrying value of assets and liabilities, net	$3,167	$644	$3,811
(1) Net of 5% payable to the Liquidation Trustee of approximately $491.

  During the year ended June 30, 2021, the Company:

•
Declared distributions of $2.56, $2.56, $4.28 and $2.58 per Class A Interest, which totaled approximately $29.97, approximately $29.95, approximately $50.01 million and approximately $30.02 million, respectively.

•
Completed construction of two single-family homes (1966 Carla Ridge and 10721 Stradella), both of which were sold prior to construction being completed during the year ended June 30, 2020. 1432 Tanager was under construction when it was sold in August 2020 and the buyer assumed the remaining obligations to complete construction of the property of approximately $10 million.

•
Accrued approximately $12.95 million of additional general and administrative costs following management’s determination that an additional year would be needed to resolve the Unresolved Causes of Action and carry out the Company’s liquidating activities. The costs are primarily legal and professional fees, payroll and payroll-related, directors’ and officers’ insurance and board fees and expenses. These costs are included in accrued liquidation costs (Note 6).

•	Sold six single-family homes, two lots and eleven other properties for net proceeds of approximately $134.16 million.

•	Recognized Forfeited Assets which are restricted for Qualifying Victims of approximately $3.46 million, including $1.84 million of cash.

•	Recorded approximately $9.34 million from the settlement of other Causes of Action, net of 5% payable to Liquidation Trustee.

•	Paid construction costs of approximately $27.29 million relating to the single-family homes under development.

•	Paid holding costs of approximately $9.84 million.

•
Paid general and administrative costs of approximately $18.10 million, including approximately $9.83 million of professional fees, approximately $7.39 million of payroll and related costs and approximately $0.88 million of board member fees and expenses.

Part II
Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity, Capital Resources and Uses of Liquidity

Liquidity

The Company’s only sources for meeting its capital requirements are its cash and cash equivalents, proceeds from the sale of its real estate assets, collection of escrow receivables, recoveries on Causes of Action and from the sale of Forfeited Assets1. The Company’s primary uses of funds are and will continue to be for distributions, development costs, including accrual for warranty claims, holding costs and general and administrative costs, all of which the Company expects to be able to adequately fund over the next twelve months from its primary sources of capital.

Capital Resources

In addition to consolidated cash and cash equivalents as of June 30, 2022, the capital resources available to the Company are as follows:

•
Sales of Real Estate:  The Wind-Down Group is in the process of marketing and selling its real estate assets, all of which are held for sale.  One single-family home was listed for sale as of June 30, 2022. As of June 30, 2022, the Company owned a total of five real estate assets with a gross carrying value of approximately $30.97 million. The majority of the gross carrying value is concentrated in one single-family home. During the year ended June 30, 2022, the Company sold six single-family homes and settled two secured loans for net proceeds of approximately $131.72 million. The net proceeds for the year ended June 30, 2022 is not indicative of future net proceeds.  Based on the remaining assets of the Company, future net proceeds will be significantly less.

•
Escrow Receivables:  As of June 30, 2022, the Wind-Down Group had escrow receivables relating to three single-family homes that had been sold and for which it was completing punch list items and/or awaiting the issuance of a certificate of occupancy.  In August 2022, the certificate of occupancy was received for one of the single-family homes and $2.5 million of escrow receivable was collected.

•
Causes of Action Recoveries:  During the year ended June 30, 2022, the Company recognized approximately $26.92 million from the settlement of Causes of Action. The recoveries for the year ended June 30, 2022 include approximately $23.57 million from a settlement of litigation with Comerica Bank. There can be no assurance that the amounts the Company recovers from settling Causes of Action in the future will be consistent with the amount recovered during the year ended June 30, 2022.

•
Forfeited Assets:  Forfeited Assets consist of cash and other assets (jewelry, art, clothing, handbags, shoes, and a car). During the year ended June 30, 2022, the Trust sold some of its Forfeited Assets for net proceeds of approximately $0.61 million.

Uses of Liquidity

The primary uses of the Company’s liquidity are to pay (a) distributions payable, (b) development costs, including accrual for warranty claims, (c) holding costs, including maintenance and repair costs, and (d) general and administrative costs. As of June 30, 2022, the Company’s total liabilities were approximately $103.42 million, which includes distributions payable of approximately $68.77 million. The estimated costs recorded as of June 30, 2022 may not be indicative of the costs paid in future periods, which may be significantly higher.

1 The Trust is required to distribute the net sale proceeds from liquidating the Forfeited Assets to the Qualifying Victims. Qualifying Victims are the former holders of Class 3 and Class 5 Claims and their permitted assigns. Former holders of Class 4 Claims are not Qualifying Victims. Because of the requirement to distribute the net sale proceeds of the Forfeited Assets to the Qualifying Victims only, the Forfeited Assets as of June 30, 2022 are presented in the consolidated statement of net assets as restricted net assets in liquidation. As of June 30, 2022, 11,436,675 of the 11,515,790 Class A Interests were held by Qualifying Victims. Of the 90,793 Class A Interests relating to unresolved claims as of June 30, 2022, 3,449 would be held by Qualifying Victims.

Part II
Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Given current cash balances, projected sales, Causes of Action recoveries, distributions declared, and expected cash needs, the Company does not expect a deficiency in liquidity in the next twelve months. Due to the uncertain nature of future net sales proceeds, recoveries and costs to be incurred, it is not possible to be certain that the current liquidity will be adequate to cover all future financial needs of the Company. Creating contingent obligation agreements and/or seeking methods to reduce professional costs, including legal fees, and administrative costs are strategies that could be undertaken to address liquidity issues should they arise. These strategies could impact the Company’s ability to maximize recoveries from the settlement of Unresolved Causes of Action.

Distributions

Distributions will be made at the sole discretion of the Liquidation Trustee in accordance with the provisions of the Plan and the Trust Agreement. As of September 23, 2022, the Liquidation Trustee has declared ten distributions to the Class A Interestholders. The distributions include a cash distribution on account of the then-allowed claims and a deposit is made into a restricted cash account for amounts that are or may become payable (a) in respect of Class A Interests that may be issued in the future upon the allowance of unresolved bankruptcy claims, (b) in respect of Class A Interests on account of recently allowed claims, (c) for holders of Class A Interests who failed to cash checks mailed in respect of prior distributions, (d) for distributions that were withheld due to pending avoidance actions and (e) for holders of Class A Interests for which the Trust is awaiting further beneficiary information.

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

Sections 7.6 and 7.18 of the Plan provide that distributions that have not been cashed within 180 calendar days of their issuance shall be null and void and the holder of the associated Liquidation Trust Interests “shall be deemed to have forfeited its rights to any reserved and future Distributions under the Plan,” with such amounts to become “Available Cash” of the Trust for all purposes.  On February 1, 2022, the Trust sent letters to the holders of the Class A Interests who had failed to cash distribution checks in respect of prior distributions, which checks were issued more than 180 days prior to the date of the letter. The letter informed each recipient that, unless the Trust was contacted on or before February 28, 2022, such recipient’s reserved and future distributions would be deemed forfeited in accordance with the Plan  The Trust provided this final notice simply as a one-time courtesy and reserves its rights to strictly enforce the Plan’s forfeiture provisions, and any other provision of the Plan, against any person (including any recipient of the final notice) at any time in the future, without further notice.

The following tables summarize the distributions declared, distributions paid and the activity in the restricted cash account for the periods from February 15, 2019 (inception) through June 30, 2022 and from February 15, 2019 through September 23, 2022:

Part II
Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

			During the Period from February 15, 2019 (inception) through June 30, 2022 ($ in Millions)			During the Period from February 15, 2019 (inception) through September 23, 2022 ($ in Millions)
	Date Declared	$ per Class A Interest	Total Declared	Paid	Restricted Cash Account	Total Declared	Paid	Restricted Cash Account

Distributions Declared
First	3/15/2019	$3.75	$44.70	$42.32	$2.38	$44.70	$42.32	$2.38
Second	1/2/2020	4.50	53.43	51.19	2.24	53.43	51.19	2.24
Third	3/31/2020	2.12	25.00	24.19	0.81	25.00	24.19	0.81
Fourth	7/13/2020	2.56	29.97	29.24	0.73	29.97	29.24	0.73
Fifth	10/19/2020	2.56	29.95	29.20	0.75	29.95	29.20	0.75
Sixth	1/7/2021	4.28	50.01	48.67	1.34	50.01	48.67	1.34
Seventh (a)	5/13/2021	2.58	30.02	29.33	0.69	30.02	29.33	0.69
Eighth	10/8/2021	3.44	40.02	39.14	0.88	40.02	39.14	0.88
Ninth	2/4/2022	3.44	39.98	39.15	0.83	39.98	39.15	0.83
Tenth (b)	6/15/2022	5.63	65.04	-	-	65.02	64.19	0.83
Total/Subtotal		$34.86	$408.12	$332.43	10.65	$408.10	$396.62	11.48

Distributions Returned / (Reversed)
Disallowed (c)					(3.64)			(6.27)
Returned (d)					0.74			0.74
Forfeited (e)					(1.16)			(1.15)
Subtotal					(4.06)			(6.68)

Distributions Paid from Reserve Account (f)					(2.86)			(3.57)

Distributions Payable:				as of 6/30/2022:			as of 9/23/2022:
Subtotal					3.73			1.23

Tenth distribution					65.04 (b)			-
Total distributions payable					$68.77			$1.23

(a)	The seventh distribution included the cash the Trust received from Fair Funds.
(b)	On July 15, 2022, $64.19 million was paid.
(c)	As a result of claims being disallowed or Class A Interests cancelled.
(d)	Distribution checks returned or not cashed.
(e)	Distributions forfeited as Interestholders did not cash checks that were over 180 days old.
(f)	Paid as claims are allowed or resolved.
(g)	Included above.

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

Contractual Obligations

As of June 30, 2022, the Company has contractual commitments related to construction contracts totaling approximately $1.50 million. The Company has an office lease that expires in January 2023. The Company expects that it will lease office space until the liquidation process is completed.

Part II
Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Critical Accounting Policies and Practices

The Company’s consolidated financial statements are prepared in accordance with U.S. GAAP. The accounting policies and practices that the Company believes are the most critical are discussed below. These accounting policies and practices require management to make decisions on subjective and/or complex matters that may inherently be uncertain. Estimates are required to prepare the consolidated financial statements in conformity with U.S. GAAP. Significant estimates, judgments and assumptions are required in a number of areas, including, but not limited to, the sales price of real estate assets, selling costs, development costs, holding costs, potential warranty claims, general and administrative costs to be incurred until the completion of the liquidation of the Company and estimated reserves for contingent liabilities. In many instances, changes in the accounting estimates are likely to occur from period to period. Actual results may differ from the estimates. The Company believes the current assumptions and other considerations used in preparing the consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in the Company’s consolidated financial statements, the resulting changes could have a material adverse effect on the Company’s net assets in liquidation.

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

Accrued Liquidation Costs

The estimated costs associated with implementing and completing the Company’s plan of liquidation are recorded as accrued liquidation costs. The Company has also recorded the estimated development costs to be incurred to prepare the assets for sale as well as the estimated holding, maintenance and repair costs to be incurred until the projected sale date and the estimated general and administrative costs to be incurred until the completion of the liquidation of the Company, and estimated reserves for contingent liabilities.

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

Estimates are required to prepare the consolidated financial statements in conformity with US GAAP. Significant estimates, judgments and assumptions are required in a number of areas, including, but not limited to, the sales price of real estate assets, selling costs, development costs, holding costs and general and administrative costs to be incurred until the completion of the liquidation of the Company and estimated reserves for contingent liabilities. In many instances changes in the accounting estimates are likely to occur from period to period. Actual results may differ from the estimates. The Company believes that the current assumptions and other considerations used in the consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in the Company’s consolidated financial statements, the resulting changes could have a material adverse effect on the Company’s net assets in liquidation.

Part II
Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

On November 1, 2020, the Company was notified that its then independent registered public accounting firm Squar Milner was combined with Baker Tilly US, LLP (“Baker Tilly”) in a transaction pursuant to which Squar Milner combined its operations with Baker Tilly and certain of the professional staff and partners of Squar Milner joined Baker Tilly either as employees or partners of Baker Tilly. On November 1, 2020, Squar Milner resigned as the auditors of the Company and, with the approval of the Audit Committee of the Supervisory Board, Baker Tilly was engaged as its independent registered public accounting firm.

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

Part II
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

In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2022. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on its assessment, our management believes that, as of June 30, 2022, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Michael I. Goldberg, Esq., the Liquidation Trustee, age 58, has served as the Liquidation Trustee since inception of the Trust on February 15, 2019. Prior to that time, Mr. Goldberg served as a member of the Debtors’ independent Board of Managers and had been the SEC’s designee to that Board. Mr. Goldberg was unanimously selected to be the Liquidation Trustee by the Unsecured Creditors’ Committee, the Noteholder Committee, and the Unitholder Committee in the Debtors’ Bankruptcy Cases. Mr. Goldberg has been a partner in the law firm of Akerman LLP since 1997, where he is chair of the Fraud & Recovery Practice Group, a comprehensive fraud management team focusing on Ponzi schemes, receiverships, and EB-5 fraud. Mr. Goldberg has managed some of the largest Ponzi scheme liquidation recoveries in United States history and routinely testifies as a qualified expert witness on Ponzi schemes in federal and state court cases. Mr. Goldberg currently is the Receiver for Jay Peak and Q Resort, Inc., the owners and operators of a ski resort in northern Vermont, and for the Champlain Towers South condominium association in Surfside, Florida. For over 25 years, Mr. Goldberg has practiced law in the area of fraud and recovery and bankruptcy and reorganizations, regularly serving as a court-appointed fiduciary in unwinding Ponzi schemes. Mr. Goldberg holds Bachelor of Arts and Juris Doctor degrees from Boston University and a Master of Business Administration from New York University. He is admitted to practice law in state and federal courts in Florida and New York.

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

Jay Beynon, age 75, has been a member of the Supervisory Board since inception of the Trust and was appointed to such office in accordance with the Plan and Trust Agreement. Beginning in February 2018 and continuing until February 15, 2019, Mr. Beynon served as a member of the Ad Hoc Noteholder Group in the Bankruptcy Cases. Mr. Beynon is a real estate investor and, prior to his retirement in 2011, was a businessman with over 27 years’ experience, including as founder and chief executive officer of The Beynon Company, a graphic design agency, and the founder of Hot Rod Speed Works, the designer and fabricator of custom automobiles.

Raymond C. Blackburn, M.D., age 73, has been a member of the Supervisory Board since inception of the Trust and was appointed to such office in accordance with the Plan and Trust Agreement. Beginning in January 2018 and continuing until February 15, 2019, Dr. Blackburn served as a member of the Ad Hoc Unitholder Committee in the Bankruptcy Cases. Dr. Blackburn is a licensed physician in Texas and holds a Bachelor of Arts in Chemistry from Oakwood University and a Doctor of Medicine from Loma Linda University School of Medicine. Dr. Blackburn specialized in and practiced dermatology in Dallas, Texas for nearly 38 years. Retired since August 2016, Dr. Blackburn maintains an active medical license in Texas. He is a retired member of the Dallas County Medical Society, the Texas State Medical Society and the American Academy of Dermatology.

Terry R. Goebel, age 69, has been a member of the Supervisory Board since inception of the Trust and was appointed to such office in accordance with the Plan and Trust Agreement. Mr. Goebel currently serves as Chair of the Supervisory Board. Beginning in December 2017 and continuing until February 15, 2019, Mr. Goebel served as a member of the Unsecured Creditors’ Committee in the Bankruptcy Cases, having been appointed to such position by the U.S. Trustee’s Office. Mr. Goebel is the President and a principal owner of G3 Group LA, a California-licensed general contractor specializing in the development of high-end, luxury residences. Mr. Goebel’s responsibilities at G3 Group LA include oversight of field operations.

Part III
Item 10.  Directors, Executive Officers, and Corporate Governance (Continued)

Lynn Myrick, age 78, has been a member of the Supervisory Board since inception of the Trust and was appointed to such office in accordance with the Plan and Trust Agreement. Ms. Myrick was appointed to the Unsecured Creditors’ Committee in the Bankruptcy Cases on April 3, 2018 by the U.S. Trustee’s Office, succeeding to her husband Ron Myrick’s position after his death, and continued to serve on that committee until February 15, 2019. Retired since 2013, Ms. Myrick worked as an elementary school teacher and has experience in charitable fund-raising for the Boston Ballet and the Southwest Florida Symphony Society. Ms. Myrick holds an Associate of the Arts in Interior Design and a Bachelor of Science from the University of Louisville.

John J. O’Neill, age 79, has been a member of the Supervisory Board since inception of the Trust and was appointed to such office in accordance with the Plan and Trust Agreement. Beginning in December 2017 and continuing until February 15, 2019, Mr. O’Neill served as a member of the Unsecured Creditors’ Committee in the Bankruptcy Cases, having been appointed to such position by the U.S. Trustee’s Office. Retired since 2014, Mr. O’Neill is a former account executive at Merrill Lynch and the former president of an independently owned beverage distributor. Mr. O’Neill holds a Bachelor of Arts in Business Administration from Dickinson State University.

M. Freddie Reiss, age 75, has been a member of the Supervisory Board since August 21, 2019, at which time he was appointed to such office by the Supervisory Board. Mr. Reiss is the sole member of the Audit Committee of the Supervisory Board. Additionally, Mr. Reiss has been a member of the Board of Managers since its inception and was appointed to such office under the Plan. Prior to that time, Mr. Reiss served as a member of the Debtors’ Board of Managers during the Bankruptcy Cases. Mr. Reiss is the former Senior Managing Director of the Corporate Finance/Restructuring Practice at FTI Consulting, an independent global business advisory firm, a position from which he retired in 2013. Mr. Reiss has been an independent director of Eva Automation Inc. (March 2020 to current), Blackrock TCP Tennenbaum Capital Corp. (August 2016 to current) and Blackrock Direct Lending Corp. (December 2020 to current).  Mr. Reiss’s prior positions during the previous five years, each of which has since concluded, include the following: (i) independent director of Arclight and Pacific Theatres (August 2020 to July 2021); (ii) independent director of JH Capital Group (August 2018 to April 2019); (iii) independent director of Fallas Paredes, a brand name and private label clothing retailer (October 2018 to January 2019); (iv) special advisor of Shipston Automotive Engineering Limited, an automotive company (May 2018 to July 2018); and (v) independent director of Classic Party Rentals, a special event rental company (March 2017 to August 2017).  Mr. Reiss has over thirty years’ experience in strategic planning, cash management, liquidation analysis, covenant negotiations, forensic accounting and valuation. He specializes in advising on bankruptcies, reorganizations, business restructurings and providing expert witness testimony in respect of underperforming companies. Mr. Reiss is a certified insolvency and restructuring advisor, a certified public accountant in New York and California and a certified turnaround professional. He has been inducted into the American College of Bankruptcy and the Turnaround Management Association’s Hall of Fame. Mr. Reiss is a member of the American Institute of Certified Public Accountants and has completed the Director Education and Certification Program and the John E. Anderson School of Management of the University of California at Los Angeles. He holds a B.B.A. from City College of New York’s Bernard Baruch School of Business and a Master of Business Administration from City University of New York’s Baruch College.

Management of the Wind-Down Group

Frederick Chin, age 62, has been the Chief Executive Officer and a member of the Board of Managers since its inception and was appointed to such offices pursuant to the Plan. Mr. Chin also serves as Chief Executive Officer of each of the Wind-Down Subsidiaries. Mr. Chin served as the Chief Executive Officer of the Debtors from his appointment to that position on January 29, 2018 until the Plan Effective Date. Over the past 40 years, Mr. Chin has been engaged full time in providing real estate valuation, consulting, advisory, research, due diligence, financial structuring, ownership, restructuring, and operational turnaround services. Mr. Chin has served in executive roles as Chief Executive Officer, Chief Operating Officer, and Chief Restructuring Officer of public and private real estate companies involved in homebuilding, land development, and commercial office portfolios in Southern California and Nevada. Mr. Chin was a partner at Ernst & Young LLP from 1995 until 2004 and was a principal with Kenneth Leventhal and Company from 1993 until 1995. Mr. Chin has testified as a real estate expert in deposition or trial on over 50 occasions in federal and state courts throughout the United States. During the past five years, Mr. Chin has served as a member of the board of managers of 1155 Island Avenue, LLC, a privately held company and the owner of a commercial office building in Southern California (December 2014 to December 2018). Mr. Chin is a member of the Appraisal Institute and was awarded the MAI Designation in 1987. Mr. Chin is also a Certified Insolvency and Restructuring Advisor and holds the CIRA designation of the Association of Insolvency and Restructuring Advisors and holds the CRE designation from the Counselors of Real Estate. Mr. Chin holds a B.S. in Finance and Real Estate from the University of Arizona.

Part III
Item 10.  Directors, Executive Officers, and Corporate Governance (Continued)

The Chief Executive Officer of the Wind-Down Entity is subject to the supervision of a Board of Managers. In addition to Mr. Chin, the following individuals are members of the Board of Managers:

Richard Nevins, age 75, has been a member of the Board of Managers since its inception and was appointed to such office under the Plan. Prior to that time, Mr. Nevins served as a member of the Debtors’ Board of Managers during the Bankruptcy Cases. An independent financial advisor, Mr. Nevins was a director of Cadiz, Inc., a publicly held natural resources company (July 2016 to June 2021) and Ravn Air Group Inc., an aviation company undergoing a restructuring (March 2020 to October 2020). During the past five years, Mr. Nevins has been a director of several privately-owned companies, including Travel Management Company Intermediate Holdings, LLC (March 2019 to May 2019), a light aircraft charter services provider, and Harvey Gulf International Marine, an offshore oil service company (October 2017 to July 2018). Mr. Nevins has over thirty years’ experience in investment banking and financial advisory services, including as former Managing Director of Jefferies & Company, Inc., Smith Barney, and Drexel Burnham Lambert, and holds a Master of Business Administration from Stanford University—Graduate School of Business and a Bachelor of Arts in Economics from University of California, Riverside.

M. Freddie Reiss, age 75, has been a member of the Board of Managers since its inception and was appointed to such office under the Plan. (See “Item 10. Directors, Executive Officers and Corporate Governance” of this Annual Report under the caption “The Supervisory Board of the Trust.”)

In addition to Mr. Chin, the following individuals are executive officers of the Wind-Down Group:

Marion W. Fong, age 58, has been the Chief Financial Officer of the Wind-Down Entity since February 2019. Ms. Fong serves in the same capacity for the Wind-Down Subsidiaries. Ms. Fong is the founder and principal of Mariposa Real Estate Advisors, LLC (January 2001 to present), which provides real estate financial consulting services to public and private real estate companies, institutional investors, developers, operators and lenders. Ms. Fong has over 30 years’ experience in the real estate industry, including knowledge of many aspects of real estate development, acquisitions, dispositions, transaction structuring, workouts and restructuring and capital access. Ms. Fong was a partner in the Real Estate Advisory Service Group of Ernst & Young LLP and was a Senior Manager at Kenneth Leventhal & Company. Ms. Fong was admitted to the Counselors of Real Estate in 2000 and earned her Bachelor of Arts in Economics from Occidental College.

David Mark Kemper II, age 44, has been the Chief Operating Officer and Chief Investment Officer of the Wind-Down Entity since February 2019. Mr. Kemper serves in the same capacity for the Wind-Down Subsidiaries. Prior to such appointment, Mr. Kemper served as financial advisor at Province, Inc., a nationally recognized financial advisory firm focusing on growth opportunities, restructurings and fiduciary-related services (March 2017 to February 2019), where he represented unsecured creditors in corporate bankruptcies and provided management and restructuring services to various companies. During the past five years, Mr. Kemper also has served as managing director of LandCap Advisors, a company engaged in providing real estate consulting services, where Mr. Kemper provided clients with real estate management and restructuring, lease advisory, valuation and feasibility, transaction advisory, portfolio, and project management services. Mr. Kemper has over 20 years’ experience in financial advisory, real estate and accounting services. Mr. Kemper holds a B.A. in Accounting from St. Mary’s University.

Part III

Item 11.	Executive Compensation

Summary Compensation Table

Name and Princpal Position at June 30, 2022 (1)	Fiscal Year	Base	Bonus		All Other Compensation (2)	Total

Michael I. Goldberg, Esq.	2022	$162,196	$1,346,093		$-	$1,508,289
Liquidation Trustee	2021	$366,949	$532,038	(3)	$-	$898,988

Frederick Chin	2022	$938,654	$450,000	(4)	$120,000	$1,508,654
Wind-Down Entity, CEO	2021	$861,808	$862,500	(4)	$163,834	$1,888,142

Marion W. Fong	2022	$569,631	$136,125	(4)	$-	$705,756
Wind-Down Entity, CFO	2021	$517,085	$123,750	(4)	$-	$640,835

David Mark Kemper II	2022	$443,046	$105,875	(4)	$-	$548,921
Wind-Down Entity, COO and CIO	2021	$402,177	$96,250	(4)	$-	$498,427

(1)
Includes all individuals who may be considered the executive officers of the Trust or the Wind-Down Entity. Each of such individuals has occupied his or her respective current position since February 15, 2019.

(2)
In addition to salary and bonus, the named executive officers (other than Mr. Goldberg) may receive other annual compensation in the form of health, dental, vision and life insurance coverages, paid vacation, paid time off, and other personal benefits.  For fiscal years ended June 30, 2022 and 2021, the total value of health, dental, vision, life insurance coverages and other personal benefits did not exceed $10,000 in the aggregate for any named executive officer.  Amount indicated is for paid vacation and paid time off.

(3)
Mr. Goldberg is eligible for incentive compensation equal to 5% of total gross settlement amounts by the Trust from the pursuit of Causes of Action as further discussed below.  Bonus amounts are attributed to the fiscal year in which they are settled.  During fiscal years ended June 30, 2022 and 2021, $1,424,944 and $490,949, respectively, were paid.

(4)	Bonuses are attributed to the fiscal year in which they are earned. Mr. Chin, Ms. Fong and Mr. Kemper each is eligible for bonuses, as discussed below.

Liquidation Trustee of the Trust

As compensation in respect of service as Liquidation Trustee, Mr. Goldberg is entitled to (i) base compensation at an hourly rate of $598.95 per hour for calendar years 2022 and 2021 (these rates are net of a negotiated 10% discount of Mr. Goldberg’s customary rates) and (ii) incentive compensation equal to 5% of total gross amounts recovered by the Trust from the pursuit of Causes of Action. Mr. Goldberg is not entitled to equity compensation, perquisites or personal benefits.

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

Part III
Item 11.  Executive Compensation (Continued)

Mr. Goldberg’s incentive compensation has been determined by the Supervisory Board, in the exercise of its discretion as authorized by the Trust Agreement, as five percent (5%) of the total gross proceeds recovered by the Trust from the pursuit of Causes of Action by the Trust. Such incentive compensation is intended to compensate Mr. Goldberg for services performed above and beyond the time commitment required of the Liquidation Trustee. The Supervisory Board believes that incentive compensation based on the value of recoveries on Causes of Action is standard and customary for bankruptcy and insolvency trustees and is designed to maximize the value of recoveries on Causes of Action and appropriately align the economic interests of the Liquidation Trustee with those of the Trust.

Payment of compensation to the Liquidation Trustee or his professionals in connection with any individual request for compensation is subject to the following procedures, specified in the Trust Agreement:

•	the Liquidation Trustee must submit to the Supervisory Board an itemized statement or statements reflecting all fees and itemized costs to be reimbursed;

•
after seven (7) days after the delivery of the statements, the amount reflected in the statements may be paid by the Trust unless, prior to the expiration of such seven-day period, the Supervisory Board has objected in writing to any compensation reflected in the Statement; and

•
in the case of any Supervisory Board objection to payment, the undisputed amounts may be paid, and the disputed amounts may only be paid by agreement of the Supervisory Board, or pursuant to order of the Bankruptcy Court, which retains jurisdiction over all disputes regarding the Liquidation Trustee’s and his or her professionals’ compensation.

Chief Executive Officer of the Wind-Down Entity

Full-Time Employment Agreement (In Effect Through August 31, 2022)

Through August 31, 2022, the Wind-Down Entity and its Chief Executive Officer Frederick Chin were parties to an agreement providing for Mr. Chin’s full-time employment, which agreement (the “Full-Time Employment Agreement”) was amended in September 2020 and subsequently expired on August 31, 2022.  The following summarizes the material terms of Mr. Chin’s compensation under the Full-Time Employment. The material terms of Mr. Chin’s compensation for periods following August 31, 2022 are set forth in the September 1, 2022 part-time employment agreement with Mr. Chin (see “Item 11.  Executive Compensation--Part-Time Employment Agreement (Effective September 1, 2022)” of Part III of this Annual Report, below).

Under the Full-Time Employment Agreement, Mr. Chin was entitled to an annual base salary and incentive compensation. Mr. Chin’s current annual base salary was $975,000, subject to annual increase not to exceed 10% of the prior year’s annual base salary based on a merit review by the Board of Managers.

Mr. Chin was eligible for certain potential bonuses based on the cumulative amount of distributions of cash made by the Wind-Down Entity to the Trust during certain specified periods as set forth in the table below. For each period, a threshold amount of distributions were required to have been made during such period for any bonus to be earned. Any bonuses earned were required to have been paid within 30 days of the end of the applicable period, however, Mr. Chin would not have been entitled to any bonus regardless of the cumulative amount of distributions in any period if his employment had been terminated by the Wind-Down Entity for “Cause” or if he had voluntarily resigned other than for “Good Reason” before (i) February 15, 2022 with respect to a category A bonus or (ii) within 30 days of the end of the applicable period with respect to a category B bonus, in each case as identified in the chart below. For purposes of determining the amount of cumulative distributions during the period for a category B bonus, cash amounts collected by the Wind-Down Group but not distributed to the Trust during any such period were includible in cumulative distributions for such period so long as the Board of Managers of the Wind-Down Entity certified that such cash would be distributed to the Trust in a subsequent period.

Part III
Item 11.  Executive Compensation (Continued)

Bonus Category	Period	Threshold Amount	Cumulative Amount Distributions During Period	Bonus Payment Amount for Period
A	February 15, 2019 through the earlier to occur of the expiration of the term of the Full-Time Employment Agreement and the completion of the liquidation process for the Wind-Down Entity	$351,093,000	$351,093,000 to $401,442,999	$1,125,000
			$401,443,000 to $528,584,999	$1,500,000
			$528,585,000 or over	$1,875,000

Bonus Category	Period	Threshold Amount	Cumulative Amount Distributions During Period	Bonus Payment Amount for Period
B	February 15, 2019 through December 31, 2019	$97,332,000	$97,332,000 to $106,504,999	$487,500
			$106,505,000 to $125,454,999	$637,500
			$125,455,000 or more	$862,500
	February 15, 2019 through December 31, 2020	$178,677,000	$178,677,000 to $206,372,999	$487,500
			$206,373,000 to $262,744,999	$637,500
			$262,745,000 or more	$862,500
	February 15, 2019 through the expiration of the term of the Full-Time Employment Agreement	$351,093,000	$351,093,000 to $401,442,999	$487,500
			$401,443,000 to $528,584,999	$637,500
			$528,585,000 or more	$862,500

The Full-Time Employment Agreement was amended in September 2020 to extend the initial term of his employment from August 14, 2021 to February 14, 2022 and to provide that if Mr. Chin was employed by the Wind-Down Entity on December 31, 2021, Mr. Chin would be eligible for a discretionary bonus for calendar year 2021.  These changes were approved by the Board of Managers and the Supervisory Board.   Such changes were considered necessary and appropriate in light of the then projected extended duration of the Wind-Down Entity’s liquidation activities.

If Mr. Chin’s employment was terminated by the Wind-Down Entity without “Cause,” or if Mr. Chin resigned for “Good Reason,” Mr. Chin would be entitled, in addition to accrued salary and earned but unpaid bonuses, to a continued base salary for the remainder of the term of the Full-Time Employment Agreement plus payments of the bonus amounts as set forth in the chart above to which Mr. Chin would have been entitled if he had remained employed during the entire term of the Full-Time Employment Agreement (such bonus amounts to be paid if and when otherwise due under the Full-Time Employment Agreement). If Mr. Chin’s employment was terminated by his death or disability, Mr. Chin or his estate would be entitled to receive, in addition to accrued salary and earned but unpaid bonuses, payments of the bonus amounts set forth in the chart above to which Mr. Chin would have been entitled if he had remained employed during the entire term of the Full-Time Employment Agreement (such bonus amounts to be paid if and when otherwise due under the employment agreement), prorated on the basis of the distributions actually made prior to the effective date of termination for the period(s) applicable to the bonus determination.

The Wind-Down Entity was obligated, under the Full-Time Employment Agreement, the Wind-Down Entity LLC Agreement and an Indemnification Agreement with Mr. Chin dated February 27, 2019, to indemnify and hold harmless Mr. Chin from and against certain liabilities, losses, damages and expenses incurred by him by reason of his acts or omissions as an officer of the Wind-Down Entity.

Under the Full-Time Employment Agreement, Mr. Chin was entitled to four weeks of paid vacation each year and Mr. Chin and his eligible dependents are entitled to participate in the Wind-Down Entity’s health, dental, vision and life insurance coverages.

Part III
Item 11.  Executive Compensation (Continued)

Part-Time Employment Agreement (Effective September 1, 2022)

On September 1, 2022, the Wind-Down Entity entered into an agreement with its chief executive officer (the “Part-Time Employment Agreement”).  The Part-Time Employment Agreement provides for the continued employment of Mr. Chin as chief executive officer of the Company on a part-time basis following the expiration, on August 31, 2022, of the term of his full-time employment with the Company.  Other than with respect to compensation and certain other items, the Part-Time Agreement is substantially similar in form to Mr. Chin’s now-expired Full-Time Employment Agreement.

The Part-Time Employment Agreement established an initial term of employment that begins on September 1, 2022 and, subject to any earlier termination, ends on December 31, 2022 provided that the Company’s principal remaining residential real property  has been sold on or before December 1, 2022.  If such asset has not been sold on or before December 1, 2022, the term of the Part-Time Employment Agreement will automatically be extended until the date that is 30 days after the sale of such property, on which date the Part-Time Employment Agreement will automatically expire unless terminated earlier in accordance with its terms.

The Part-Time Employment Agreement is terminable by the death of Mr. Chin or by either the Wind-Down Entity or Mr. Chin at any time and for any reason on at least 30 days’ advance written notice.

Under the Part-Time Employment Agreement, Mr. Chin is entitled to a monthly salary of $50,000 during the initial term and $30,000 during any extension term.  Additionally, during the term of the Part-Time Employment Agreement, Mr. Chin and his eligible dependents are entitled to participation in the Wind-Down Entity’s health, dental, vision and life insurance coverages, but Mr. Chin will not accrue any paid vacation.  In the Part-Time Employment Agreement, the Wind-Down Entity acknowledges that Mr. Chin is entitled to payment of accrued but unused vacation time on August 31, 2022 and to the receipt, no later than September 30, 2022, of the bonus payments prescribed by his now-expired Full-Time Employment Agreement.

Upon any termination of Mr. Chin’s employment, the Part-Time Employment Agreement entitles Mr. Chin to receive salary prorated to the effective date of termination and employee benefits through the effective date of termination.  Additionally, Mr. Chin is entitled to receive continued payments of his monthly salary and employee benefits through December 31, 2022 (but not thereafter), if before December 31, 2022 Mr. Chin’s employment is terminated either by the Company without Cause or by Mr. Chin for Good Reason.

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

Ms. Fong’s current annual base salary is $598,950 and Mr. Kemper’s annual base salary is $465,850, in each case subject to annual increase at the discretion of the Board of Managers. Ms. Fong and Mr. Kemper are eligible for up to three discretionary bonuses as described below, a one-time wind-down bonus, and a one-time retention bonus.

Ms. Fong and Mr. Kemper earned bonuses of $123,750 and $96,250, respectively for calendar year 2020 and $136,125 and $105,875, respectively for calendar year 2021.  The 2020 bonuses were paid in December 2020 (fiscal year 2021) and the 2021 bonuses were paid in December 2021 (fiscal year 2022).

In accordance with their respective agreements, Ms. Fong and Mr. Kemper each is entitled to consideration for discretionary bonuses for the period from January 1, 2022 to the date of the dissolution of the Wind-Down Entity in an amount up to 25% of such officer’s 2022 base salary, provided that such officer is still employed by the Wind-Down Entity upon its dissolution.

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

Part III
Item 11.  Executive Compensation (Continued)

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

Compensation Committee Interlocks and Insider Participation

Neither the Trust nor the Wind-Down Entity has a compensation committee or other board committee performing equivalent functions. During the fiscal year ended June 30, 2022, there were no deliberations by the Board of Managers related to the employment agreements of Mr. Chin, Ms. Fong or Mr. Kemper.  However, subsequent to the fiscal year ended June 30, 2022, on August 18, 2022 and August 26, 2022, the Supervisory Board and the Board of Managers, respectively, without participation by Mr. Chin in its deliberations, approved a new Part-Time Employment Agreement with Mr. Chin, which followed Mr. Chin’s previous Full-time Employment Agreement.  The Part-Time Employment Agreement was determined to be appropriate in light of the continuing need for Mr. Chin’s services on a part-time basis following the August 31, 2022 expiration of the Full-Time Employment Agreement.  The principal objectives of the Part-Time Employment Agreement include (i) incentivizing Mr. Chin’s continued retention through the anticipated closing date of the sale of the Company’s remaining residential  real property asset, (ii) aligning Mr. Chin’s compensation with the increasingly reduced level of the Company’s liquidation activities by means of a salary adjustment, (iii) acknowledging of the vesting of Mr. Chin’s incentive awards under the Full-Time Employment Agreement, and (iv) continuing of Mr. Chin’s existing employee benefits through December 31, 2022.  The award of equity-based compensation was not considered, as the Company’s legal structure does not permit such compensation.  The Company did not consider the results of any shareholder advisory vote on the compensation of Mr. Chin, as no such vote was required.

During the fiscal year ended June 30, 2022, there were no deliberations by the Supervisory Board regarding the compensation of Mr. Goldberg.

Compensation of Supervisory Board and Board of Managers

Each member of the Supervisory Board that does not serve on the Audit Committee receives, as compensation in respect of service on the Supervisory Board, (i) $10,000 per month through January 31, 2020, (ii) $7,500 per month from February 1, 2020 through January 31, 2021, (iii) $5,000 per month from February 1, 2021 through January 31, 2022, and (iv) $2,500 per month for each calendar month thereafter until termination of the Trust in accordance with the Plan (prorated as appropriate if a member commences his or her service other than on the first day of a month or terminates his or her service other than on the last day of a month).  The sole member of the Supervisory Board that serves on the Audit Committee receives, as compensation in respect of service, $7,500 per month.  All Supervisory Board members also are entitled to reimbursement by the Trust of all actual, reasonable and documented out-of-pocket expenses incurred in connection with their service on the Supervisory Board.

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

Part III
Item 11.  Executive Compensation (Continued)

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

Part III
Item 11.  Executive Compensation (Continued)

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

The following table sets forth certain information regarding the equity securities of the Trust beneficially owned by each member of the Supervisory Board, the Liquidation Trustee and each executive officer named in the Summary Compensation Table (see “Item 11. Executive Compensation” of this Annual Report), and all members of the Supervisory Board, the Liquidation Trustee and all executive officers of the Wind-Down Entity as a group on September 23, 2022:

Name of and Address of Beneficial Owner(1)	Class of Liquidation Trust Interest	Amount and Nature of Beneficial Interest		Percent of class(2)
Jay Beynon	Class A	6,666.67	(3)	Less than 1%
	Class B	0		0
Raymond C. Blackburn, M.D.	Class A	35,788.06	(4)	Less than 1%
	Class B	13,574.78	(5)	2.01%
Terry R. Goebel	Class A	0		0
	Class B	0		0
Lynn Myrick	Class A	23,819.17	(6)	Less than 1%
	Class B	1,590.81	(7)	Less than 1%
John J. O’Neill	Class A	8,786.60	(8)	Less than 1%
	Class B	0		0
M. Freddie Reiss	Class A	0		0
	Class B	0		0
Michael I. Goldberg	Class A	0		0
	Class B	0		0
Frederick Chin	Class A	0		0
	Class B	0		0
Marion W. Fong	Class A	0		0
	Class B	0		0
David Mark Kemper II	Class A	0		0
	Class B	0		0
All Supervisory Board members and the executive officers, as a group	Class A	75,060.50		Less than 1%
	Class B	15,165.59		2.24%

(1)	A business address for each of the named beneficial owners is c/o Woodbridge Liquidation Trust, 201 N. Brand Blvd., Suite M, Glendale, California 91203.

(2)	Based on 11,514,190 Class A Interests and 675,617 Class B Interests outstanding as of September 23, 2022.

(3)	As trustee of a family trust.

(4)	Of which 25,485.81 are held individually and the remainder is beneficially owned in an individual retirement account.

Part III
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (Continued)

(5)	Of which 9,667.03 are held individually and the remainder is beneficially owned in an individual retirement account.

(6)	Of which 13,449.54 are held by a limited liability company of which Ms. Myrick is a member, 10,369.63 are held by a family trust of which Ms. Myrick is a beneficiary.

(7)	Held by a limited liability company, of which Ms. Myrick is a member.

(8)	Beneficially owned together with spouse.

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

The Supervisory Board was unable to determine the absence of a material relationship between the Wind-Down Group and Supervisory Board member Terry Goebel, who is president and a principal owner of G3 Group LA, a construction firm specializing in the development of high-end, luxury residences. G3 Group LA is owned by Terry Goebel and his son Kelly Goebel. The Wind-Down Group is under contract with G3 Group LA for the development of one residential real property in the Los Angeles area (the “G3 Contract”). The approximate aggregate estimated dollar value of the transactions under the G3 Contract as of June 30, 2022 is $35.7 million, of which $0.4 million was unpaid as of June 30, 2022. On September 24, 2020, the Wind-Down Group entered into a change order increasing the estimated dollar value of the G3 Contract by approximately $3.6 million.  On October 15, 2021, the Wind-Down Group entered into a change order increasing the estimated dollar value of the G3 Contract by approximately $2.1 million. The change orders were determined to be necessary, and the amount thereof was determined to be appropriate, in light of increases in the construction costs of the project incurred and expected to be incurred.

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

The Trust is charged for the services at scheduled rates per task which, depending on the specific task, include flat rates, rates based on the volume of data processed, rates based on the number of data users, the hourly rates of Akerman LLP personnel, or other rates. The scheduled rates are believed to be the same as those charged by Akerman LLP to clients utilizing its legal services generally. The Supervisory Board, including the Audit Committee, approved the arrangement after determining that Akerman LLP’s rates would be more favorable to the Trust than those proposed to be charged by at least one other major alternative provider of legal support services. Due to uncertainty regarding the number, length and complexity of cases and the volume of discoverable documents, the Trust currently is unable to estimate the aggregate approximate dollar value of either Akerman LLP’s fees under this arrangement or Mr. Goldberg’s interest in this arrangement. During the years ended June 30, 2022 and 2021, approximately $420,000 and $385,000, respectively, had been paid related to these services.

Part III
Item 13.	Certain Relationships and Related Transactions, and Supervisory Board Member Independence (Continued)

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

Furthermore, neither the G3 Contract nor the payment or performance by the Wind-Down Group of its obligations thereunder in accordance with the current terms thereof is considered a Related Person Transaction for purposes of the policy. The G3 Contract was entered into between the Debtors and G3 before the organization of the Trust and did not require any review, approval or ratification under the Related Person Transaction Policy. However, the change orders entered into on September 24, 2020 and October 15, 2021 were reviewed under the Related Person Transaction Policy.

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

•	The availability of other sources for comparable products or services;

•	The terms of the transaction; and

•	The terms available to unrelated third parties and employees generally.

Part III
Item 13.	Certain Relationships and Related Transactions, and Supervisory Board Member Independence (Continued)

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

Item 14.	Principal Accounting Fees and Services

Principal Independent Registered Public Accounting Firm Fees

Set forth below are aggregate fees for professional accounting services for the years ended June 30, 2022 and 2021:

	Years Ended June 30,
	2022	2021

Audit Fees	$280,800	$345,600
Audit-related Fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$280,800	$345,600

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

All services rendered by Baker Tilly and Squar Milner for the years ended June 30, 2022 and 2021 were pre-approved by the Audit Committee in accordance with the policies and procedures described above.

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

10.3
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

10.5
Part-Time Employment Agreement dated September 1, 2022 between Woodbridge Wind-Down Entity LLC and Frederick Chin, incorporated herein by reference to the Form 8-K filed by the Trust on September 1, 2022.

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

10.13
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

101
The following financial statements from the Woodbridge Liquidation Trust Quarterly Report on Form 10-K for the year ended June 30, 2022, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Net Assets in Liquidation as of June 30, 2022 and 2021, (ii) Consolidated Statements of Changes in Net Assets in Liquidation for the years ended June 30, 2022 and 2021, (iii) the Notes to the Consolidated Financial Statements. XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith

Woodbridge Liquidation Trust

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Supervisory Board and Liquidation Trustee of Woodbridge Liquidation Trust and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of net assets in liquidation of Woodbridge Liquidation Trust and subsidiaries (the Company) as of June 30, 2022 and 2021, the related consolidated statements of changes in net assets in liquidation for the years ended June 30, 2022 and 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the net assets in liquidation of the Company as of June 30, 2022 and 2021, and the changes in net assets in liquidation for the years ended June 30, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America applied on the basis described below.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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
September 23, 2022

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements

Woodbridge Liquidation Trust and Subsidiaries
Consolidated Statements of Net Assets in Liquidation
As of June 30, 2022 and 2021

($ in Thousands)

	6/30/2022	6/30/2021

Assets
Real estate assets held for sale, net (Note 3)	$29,062	$140,855
Cash and cash equivalents	96,810	45,369
Restricted cash (Note 4)	6,121	8,273
Other assets (Note 5)	5,825	5,473

Total assets	$137,818	$199,970

Liabilities
Accounts payable and accrued liabilities	$119	$160
Distributions payable	68,767	4,687
Accrued liquidation costs (Note 6)	34,537	65,583

Total liabilities	$103,423	$70,430

Commitments and Contingencies (Note 14)

Net Assets in Liquidation
Restricted for Qualifying Victims (Note 7)	$3,485	$3,167
All Interestholders	30,910	126,373

Total net assets in liquidation	$34,395	$129,540

See accompanying notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Consolidated Statements of Changes in Net Assets in Liquidation
For the Years Ended June 30, 2022 and 2021

($ in Thousands)

	Year Ended June 30, 2022			Year Ended June 30, 2021
	Restricted			Restricted
	For Qualifying	All		For Qualifying	All
	Victims	Interestholders	Total	Victims	Interestholders	Total

Net Assets in Liquidation as of beginning of year	$3,167	$126,373	$129,540	$-	$264,517	$264,517

Change in assets and liabilities (Note 8):
Restricted for Qualifying Victims -
change in carrying value of assets and liabilities, net	318	-	318	3,167	-	3,167

All Interestholders -
Change in carrying value of assets and liabilities, net	-	47,602	47,602	-	644	644
Distributions (declared) reversed, net	-	(143,065)	(143,065)	-	(138,788)	(138,788)
Net change in assets and liabilities	-	(95,463)	(95,463)	-	(138,144)	(138,144)

Net Assets in Liquidation as of end of year	$3,485	$30,910	$34,395	$3,167	$126,373	$129,540

See accompanying notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
As of June 30, 2022 and 2021

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

The Liquidation Trust Interests are non-voting. The holders of the Class A Interests and the Class B Interests have the same rights, except with respect to certification, transferability and payment of distributions. See Note 11 regarding the priority and manner of distribution of available cash.

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

PART I. FINANCIAL INFORMATION (CONTINUED) Item 1. Financial Statements (Continued) Woodbridge Liquidation Trust and Subsidiaries Notes to Consolidated Financial Statements As of June 30, 2022 and 2021

Description of Business

The Trust is prosecuting various Causes of Action acquired by the Trust pursuant to the Plan and is resolving claims asserted against the Debtors. As of June 30, 2022, the Company is the plaintiff in several pending lawsuits. During the years ended June 30, 2022 and 2021, the Company recorded settlement recoveries of approximately $26,922,000 and $9,839,000, respectively, from the settlement of Causes of Action of which approximately $24,815,000 and $0, respectively, was from Comerica Bank (see Note 13 for additional information). The Company also recorded liabilities of 5% of the settlement recoveries as amounts payable to the Liquidation Trustee. The Company has accrued an estimate of the amount of legal costs to be incurred to pursue this litigation, excluding contingent fees. As more fully discussed in Note 2, the Company’s consolidated financial statements do not include any estimate of future net recoveries from litigation and settlement, since the Company cannot reasonably estimate them.

As of June 30, 2022, the Wind-Down Subsidiaries owned one single-family home, located in Los Angeles, California. Construction of this single-family home was substantially complete, and it was listed for sale. The Wind-Down Subsidiaries are completing the punch list items on three single-family homes they constructed. The Wind-Down Subsidiaries also own secured loans (performing and non-performing) and other properties located in other states.

The Company is required to liquidate its assets and distribute available cash to the Trust beneficiaries. The liquidation activities are carried out by the Trust, the Wind-Down Entity and the Wind-Down Subsidiaries. As of June 30, 2022, the Company estimates that the liquidation activities will be completed by February 15, 2024. As discussed in Note 2, the Company uses the Liquidation Basis of Accounting. The Company currently operates as one reportable segment with activities comprised primarily of real estate assets held for sale.

Net assets in liquidation represent the remaining estimated aggregate value available to Trust beneficiaries upon liquidation, with no discount for the timing of proceeds (undiscounted).  Due to the unpredictability of real estate selling prices, the impact of the COVID-19 virus and other global health crises (see below), as well as the uncertainty in the timing of liquidation of the real estate and other assets, net liquidation proceeds, other recoveries and actual liquidation costs may differ materially from the estimated amounts.

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

The Company observes health and safety guidelines, including allowing its employees to work remotely. The Company will continue to evaluate the impact of the COVID-19 virus and other global health crises on its activities, including the cost of construction, the timing of completion of the single-family homes that are under construction, the time needed to market and sell its remaining real estate assets and the price at which these real estate assets will be sold.

PART I. FINANCIAL INFORMATION (CONTINUED) Item 1. Financial Statements (Continued) Woodbridge Liquidation Trust and Subsidiaries Notes to Consolidated Financial Statements As of June 30, 2022 and 2021

The ultimate impact of the COVID-19 virus and other global health crises will depend on many factors, some of which cannot be foreseen, including the duration, severity, and geographic concentrations of the pandemic.

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

Liabilities, including estimated costs associated with implementing and completing the Plan, are measured in accordance with U.S. GAAP that otherwise applies to those liabilities. The Company has also recorded the estimated development costs to be incurred to prepare the assets for sale as well as the estimated holding costs to be incurred until the projected sale date and the estimated general and administrative costs to be incurred until the completion of the liquidation of the Company. When estimating development costs, the Company considered third party construction contracts and estimates of costs to complete based on construction status, progress and projected completion timing. Estimated development costs also include the costs of design and furnishings necessary to prepare and stage the homes for marketing as well as an accrual for warranty claims. Holding cost estimates consider property taxes, insurance, utilities, maintenance and other costs to be incurred until the sale of the property is closed. Projected general and administrative cost estimates take into account operating costs through the completion of the liquidation of the Company.

PART I. FINANCIAL INFORMATION (CONTINUED) Item 1. Financial Statements (Continued) Woodbridge Liquidation Trust and Subsidiaries Notes to Consolidated Financial Statements As of June 30, 2022 and 2021

These estimated amounts are presented in the accompanying consolidated statements of net assets in liquidation.  All changes in the estimated liquidation value of the Company’s real estate held for sale, other assets and liabilities are reflected as a change to the Company’s net assets in liquidation.

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

Other Assets

The Company recognizes recoveries from the settlement of Unresolved Causes of Action when an agreement is executed, and collectability is reasonably assured. An allowance for uncollectible settlement installment receivables is recorded when there is doubt about the collectability of the receivable. Insurance claims are recognized when the insurance company accepts the claim or if a claim is pending and the recoverable amount can be estimated. The Company records escrow receivables at the amount that is expected to be received when the escrow receivable is released.  The Forfeited Assets (Note 7) received from the United States Department of Justice (DOJ), other than cash, have been recorded at their estimated net realizable value. In addition, the Company recognizes other amounts to be received based on contractual terms or when the amounts to be received are certain.

Accrued Liquidation Costs

The Company accrues for estimated liquidation costs to the extent they are reasonably determinable. These costs consist of (a) estimated development costs of the single-family homes, including construction and other project-related costs, architectural and engineering, project management, city fees, bond payments (net of refunds), furnishings, marketing and other costs; (b) estimated holding costs, including property taxes, insurance, maintenance, utilities and other; and (c) estimated general and administrative costs including payroll, legal and other professional fees, trustee and board fees, rent and other office related expenses and other general and administrative costs to operate the Company.

Cash Equivalents

The Company considers short-term investments that have a maturity date of ninety days or less at the time of investment to be a cash equivalent. The Company’s cash equivalents include money market savings deposits and money market funds.

Restricted Cash

Restricted cash includes cash that can only be used for certain specified purposes.

PART I. FINANCIAL INFORMATION (CONTINUED) Item 1. Financial Statements (Continued) Woodbridge Liquidation Trust and Subsidiaries Notes to Consolidated Financial Statements As of June 30, 2022 and 2021

Concentrations of Credit Risk

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

3)	Real Estate Assets Held for Sale, Net

The Company’s real estate assets held for sale as of June 30, 2022 and 2021, are as follows ($ in thousands):

	June 30, 2022				June 30, 2021

	Number of Assets	Gross Value	Closing and Other Costs	Net Value	Number of Assets	Gross Value	Closing and Other Costs	Net Value

Single-family homes	1	$28,000	$(1,680)	$26,320	7	$146,750	$(8,805)	$137,945

Other real estate assets:
Secured loans	2	972	(40)	932	4	1,945	(87)	1,858
Other properties	2	2,000	(190)	1,810	2	1,107	(55)	1,052
Subtotal	4	2,972	(230)	2,742	6	3,052	(142)	2,910

Total	5	$30,972	$(1,910)	$29,062	13	$149,802	$(8,947)	$140,855

PART I. FINANCIAL INFORMATION (CONTINUED) Item 1. Financial Statements (Continued) Woodbridge Liquidation Trust and Subsidiaries Notes to Consolidated Financial Statements As of June 30, 2022 and 2021

As of June 30, 2022, the single-family home was listed for sale and is located in the Los Angeles, California area. The loans are secured by properties located primarily in the eastern United States. The other properties are located in the states of Hawaii and New York.

During the year ended June 30, 2022, the Company sold six single-family homes and settled two secured loans for net proceeds of approximately $131,716,000.  During the year ended June 30, 2021, the Company sold six single-family homes, two lots and eleven other properties for net proceeds of approximately $134,159,000.

4)	Restricted Cash

The Company’s restricted cash as of June 30, 2022 and 2021, is as follows ($ in thousands):

	June 30, 2022	June 30, 2021

Distributions restricted by the Company related to unresolved claims, distributions for recently allowed claims, uncashed distribution checks, distributions withheld due to pending avoidance actions and distributions that the Trust is waiting for further beneficiary information	$3,726	$4,687
Forfeited Assets (Note 7)	2,395	1,836
Interest reserve (Note 9)	-	1,750
Total restricted cash	$6,121	$8,273

5)	Other Assets

The Company’s other assets as of June 30, 2022 and 2021, are as follows ($ in thousands):

	June 30, 2022	June 30, 2021

Escrow receivables (a)	$3,420	$2,500
Forfeited Assets (Note 7)	1,258	1,549
Settlement installment receivables, net (b)	756	1,014
Other	391	410
Total other assets	$5,825	$5,473

(a)
Escrow receivables as of June 30, 2022 relate to two single-family homes that were sold during the year ended June 30, 2022 and one single-family home sold prior to June 30, 2021. Escrow receivables as of June 30, 2021 relates to one single-family home that was sold prior to June 30, 2021. Amounts are to be released upon completion of punch list items and/or obtaining a certificate of occupancy. See Note 15 for additional information.

(b)	The allowance for uncollectible settlement installment receivables was approximately $7,000 and $9,000 as of June 30, 2022 and 2021, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED) Item 1. Financial Statements (Continued) Woodbridge Liquidation Trust and Subsidiaries Notes to Consolidated Financial Statements As of June 30, 2022 and 2021

6)	Accrued Liquidation Costs

The following is a summary of accrued liquidation costs as of June 30, 2022 and 2021 ($ in thousands):

	June 30, 2022	June 30, 2021
Development costs:
Construction costs	$4,331	$23,480
Construction warranty	4,184	2,870
Indirect costs	170	712
Bond refunds	(506)	(1,134)
Total development costs	8,179	25,928

Holding costs:
Property tax	771	1,901
Insurance	388	1,291
Maintenance, utilities and other	428	1,000
Total holding costs	1,587	4,192

General and administrative costs:
Legal and other professional fees	12,377	17,697
Payroll and payroll-related	7,989	10,432
Directors and officers insurance	2,508	2,576
Board fees and expenses	630	1,558
State, local and other taxes	331	2,217
Other	936	983
Total general and administrative costs	24,771	35,463

Total accrued liquidation costs	$34,537	$65,583

As of June 30, 2022, the Company estimates that its liquidation activities will be completed by February 15, 2024.

In the fourth quarter of the year ended June 30, 2021, the Company determined that additional time may be needed to resolve its various Unresolved Causes of Action. An analysis was completed and the Company concluded that an additional year would be needed to carry out the Company’s liquidating activities.  As a result, the Company accrued approximately $12,952,000 of additional general and administrative costs. The costs are primarily legal and other professional fees, payroll and payroll-related, directors’ and officers’ insurance and board fees and expenses.

7)	Forfeited Assets - Restricted for Qualifying Victims

The Trust entered into a resolution agreement with the DOJ which provided that the Trust would receive the assets forfeited (Forfeited Assets) by Robert and Jeri Shapiro. The Bankruptcy Court approved the settlement on September 17, 2020 and the District Court approved the settlement on October 1, 2020.

PART I. FINANCIAL INFORMATION (CONTINUED) Item 1. Financial Statements (Continued) Woodbridge Liquidation Trust and Subsidiaries Notes to Consolidated Financial Statements As of June 30, 2022 and 2021

The agreement provided for the release of specified Forfeited Assets by the DOJ to the Trust and for the Trust to liquidate those assets and distribute the net sale proceeds to Qualifying Victims.  Qualifying Victims include the vast majority of Trust beneficiaries (specifically, all former holders of allowed Class 3 and 5 claims and their permitted assigns), but do not include former holders of Class 4 claims. Distributions to Qualifying Victims are allocated pro-rata based on their net allowed claims without considering the (i) 5% enhancement for contributing their causes of action and (ii) 72.5% Class 5 coefficient.

In March 2021, the Trust received certain Forfeited Assets from the DOJ, including cash, wine, jewelry, handbags, clothing, shoes, art, gold, and other assets. The Company recorded the total estimated net realizable value of the Forfeited Assets of approximately $3,459,000. During the year ended June 30, 2022, the Company sold the wine and gold and some of the handbags, clothing and shoes. The Forfeited Assets included in the Company’s June 30, 2022 and 2021 consolidated financial statements are as follows ($ in thousands):

	June 30, 2022	June 30, 2021

Restricted cash (Note 4)	$2,395	$1,836
Other assets (Note 5)	1,258	1,549
Accrued liquidation costs - primarily legal and other professional fees	(168)	(218)
Net assets in liquidation - restricted for Qualifying Victims	$3,485	$3,167

8)	Net Change in Assets and Liabilities

Restricted for Qualifying Victims

The following is a summary of the change in the carrying value of assets and liabilities, net during the year ended June 30, 2022 ($ in thousands):

	Cash	Remeasure-
	Activities	ment	Total

Real estate assets, net	$-	$-	$-
Cash and cash equivalents	-	-	-
Restricted cash	559	-	559
Other assets	(609)	318	(291)
Total assets	$(50)	$318	$268

Accounts payable and accrued liabilities	$-	$-	$-
Accrued liquidation costs	(50)	-	(50)
Total liabilities	$(50)	$-	$(50)

Change in carrying value of assets and liabilities, net	$-	$318	$318

PART I. FINANCIAL INFORMATION (CONTINUED) Item 1. Financial Statements (Continued) Woodbridge Liquidation Trust and Subsidiaries Notes to Consolidated Financial Statements As of June 30, 2022 and 2021

The following is a summary of the change in the carrying value of assets and liabilities, net during the year ended June 30, 2021 ($ in thousands):

	Cash	Remeasure-
	Activities	ment	Total

Real estate assets, net	$-	$-	$-
Cash and cash equivalents	-	-	-
Restricted cash	1,836	-	1,836
Other assets	-	1,549	1,549
Total assets	$1,836	$1,549	$3,385

Accounts payable and accrued liabilities	$-	$-	$-
Accrued liquidation costs	-	218	218
Total liabilities	$-	$218	$218

Change in carrying value of assets and liabilities, net	$1,836	$1,331	$3,167

All Interestholders

The following provides details of the change in carrying value of assets and liabilities, net during the year ended June 30, 2022 ($ in thousands):

	Cash	Remeasure-
	Activities	ment	Total

Real estate assets, net	$(131,761)	$19,968	$(111,793)
Cash and cash equivalents	129,465	-	129,465
Restricted cash	(1,750)	-	(1,750)
Other assets	(26,535)	27,178	643
Total assets	$(30,581)	$47,146	$16,565

Accounts payable and accrued liabilities	$(1,425)	$1,384	$(41)
Accrued liquidation costs	(30,856)	(140)	(30,996)
Total liabilities	$(32,281)	$1,244	$(31,037)

Change in carrying value of assets and liabilities, net	$1,700	$45,902	$47,602

PART I. FINANCIAL INFORMATION (CONTINUED) Item 1. Financial Statements (Continued) Woodbridge Liquidation Trust and Subsidiaries Notes to Consolidated Financial Statements As of June 30, 2022 and 2021

The following provides details of the distributions declared, net during the year ended June 30, 2022 ($ in thousands):

Distributions declared	$(145,040)
Distributions reversed	1,975
Distributions declared, net	$(143,065)

Distributions payable increased by approximately $64,080,000 during the year ended June 30, 2022.

The following provides details of the change in carrying value of assets and liabilities, net during the year ended June 30, 2021 ($ in thousands):

	Cash	Remeasure-
	Activities	ment	Total

Real estate assets, net	$(134,196)	$(14,286)	$(148,482)
Cash and cash equivalents	95,105	-	95,105
Restricted cash	1,680	-	1,680
Other assets	(2,898)	2,698	(200)
Total assets	$(40,309)	$(11,588)	$(51,897)

Accounts payable and accrued liabilities	$(615)	$160	$(455)
Accrued liquidation costs	(49,760)	(2,326)	(52,086)
Total liabilities	$(50,375)	$(2,166)	$(52,541)

Change in carrying value of assets and liabilities, net	$10,066	$(9,422)	$644

The following provides details of the distributions declared, net during the year ended June 30, 2021 ($ in thousands):

Distributions declared	$(139,956)
Distributions reversed	1,168
Distributions declared, net	$(138,788)

Distributions payable increased by approximately $2,319,000 during the year ended June 30, 2021.

PART I. FINANCIAL INFORMATION (CONTINUED) Item 1. Financial Statements (Continued) Woodbridge Liquidation Trust and Subsidiaries Notes to Consolidated Financial Statements As of June 30, 2022 and 2021

9)	Credit Agreements

Revolving Line of Credit

On June 19, 2020, two wholly-owned subsidiaries of the Wind-Down Entity entered into a $25,000,000 revolving line of credit (LOC) with a financial institution. The LOC matured on June 19, 2022, but may be extended for one additional year thereafter. The LOC required the borrowers to establish an interest reserve of $1,750,000 (Note 4), which was to be used to pay the potential monthly interest payments. Outstanding borrowings bear interest at a fixed rate of 3.50% per annum. Indebtedness under the LOC was secured by a deed of trust on one property, the personal property associated therewith and the interest reserve. The Wind-Down Entity was the guarantor of the LOC. The Company was required to keep a cash balance of $20,000,000 on deposit with the lender in order to avoid a non-compliance fee of 2% of the shortfall in the required deposit and was required to comply with various covenants.

The property that was collateral for the LOC was sold in December 2020. The LOC agreement provided that the borrower had 60 days after the sale of the collateral to add borrower(s) and additional property(ies) as collateral. During the 60-day period, the available borrowings under the LOC were reduced to $100,000. On February 11, 2021, the LOC was amended.  Two additional wholly-owned subsidiaries of the Wind-Down Entity were joined to the LOC as co-borrowers and two properties were added as replacement collateral as allowed for in the original agreement.  As a result of this amendment, the available borrowing commitment was adjusted back up to $25,000,000.  The maturity date of the LOC was changed to January 31, 2023 with an option to extend for one additional year, subject to the availability of collateral.  There were no other significant changes to the LOC.

On May 16, 2022, the LOC was terminated by the Wind-Down Entity through its two wholly-owned subsidiaries.

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

PART I. FINANCIAL INFORMATION (CONTINUED) Item 1. Financial Statements (Continued) Woodbridge Liquidation Trust and Subsidiaries Notes to Consolidated Financial Statements As of June 30, 2022 and 2021

10)	Beneficial Interests

The following table summarizes the Liquidation Trust Interests (rounded) for the years ended June 30, 2022 and 2021:

	Year ended June 30, 2022		Year ended June 30, 2021
Liquidation Trust Interests	Class A	Class B	Class A	Class B

Outstanding at beginning of year	11,512,855	675,784	11,518,232	675,558
Allowed claims	4,976	-	11,967	1,133
5% enhancement for certain allowed claims	-	-	182	56
Settlement of claims by cancelling Liquidation Trust Interests	(4,296)	(167)	(17,526)	(963)
Outstanding at end of year	11,513,535	675,617	11,512,855	675,784

Of the 11,513,535 Class A Interests outstanding as of June 30, 2022, 11,433,802 are held by Qualifying Victims (Note 7).

At the Plan Effective Date, certain claims were disputed. As the claims are resolved, additional Class A Interests and (if applicable) Class B Interests are issued on account of allowed claims and no Class A Interests or (if applicable) Class B Interests are issued on account of disallowed claims. The following table summarizes the Trust’s unresolved claims against the Debtors as they relate to Liquidation Trust Interests (rounded) for the years ended June 30, 2022 and 2021:

	Year ended June 30, 2022		Year ended June 30, 2021
Liquidation Trust Interests	Class A	Class B	Class A	Class B

Reserved for unresolved claims at beginning of year	124,609	5,011	193,559	7,118
Allowed claims	(4,976)	-	(11,967)	(1,133)
5% enhancement for certain allowed claims	-	-	(32)	-
Disallowed claims	(28,840)	(4,678)	(56,951)	(974)
Reserved for unresolved claims at end of year	90,793	333	124,609	5,011

Of the 90,793 Class A Interests relating to unresolved claims as of June 30, 2021, 3,601 would be held by Qualifying Victims (Note 7).

11)	Distributions

The Plan provides for a distribution waterfall that specifies the priority and manner of distribution of available cash to all Interestholders, excluding distributions of the net sales proceeds from Forfeited Assets (Note 7).  Distributions are to be made (a) to the Class A Interests until they have received distributions of $75.00 per Class A Interest; thereafter (b) to the Class B Interests until they have received distributions of $75.00 per Class B Interest; thereafter (c) to each Liquidation Trust Interest (whether a Class A Interest or Class B Interest) until the aggregate of all distributions made pursuant to this clause equals an amount equivalent to interest, at a per annum fixed rate of 10%, compounded annually, accrued on the aggregate principal amount of all Net Note Claims, Allowed General Unsecured Claims and Net Unit Claims, all as defined, treating each distribution pursuant to (a) and (b) above as reductions of such principal amount; and thereafter (d) to the holders of Allowed Subordinated Claims, as defined, until such claims are paid in full, including interest, at a per annum fixed rate of 10% or such higher rate as may be agreed to, as provided for in the Plan, compounded annually, accrued on the principal amount of each Allowed Subordinated Claim, as defined.

PART I. FINANCIAL INFORMATION (CONTINUED) Item 1. Financial Statements (Continued) Woodbridge Liquidation Trust and Subsidiaries Notes to Consolidated Financial Statements As of June 30, 2022 and 2021

The following distributions were declared and paid during the years ended June 30, 2022 and 2021 ($ in millions, except for $ per Class A Interest):

			Year ended June 30, 2022			Year ended June 30, 2021
					Deposits Into			Deposits Into
		$ per			Restricted			Restricted
Date		Class A	Total		Cash	Total		Cash
Declared		Interest	Declared	Paid	Account	Declared	Paid	Account

Tenth	6/15/2022 (a)	$5.63	$65,040.00	$-	$-	$-	$-	$-
Ninth	2/4/2022	3.44	39,980.00	39,150.00	830.00	-	-	-
Eighth	10/8/2021	3.44	40,020.00	39,140.00	880.00	-	-	-
Seventh	5/13/2021 (b)	2.58	-	-	-	30,020.00	29,330.00	690.00
Sixth	1/7/2021	4.28	-	-	-	50,010.00	48,670.00	1,340.00
Fifth	10/19/2020	2.56	-	-	-	29,950.00	29,200.00	750.00
Fourth	7/13/2020	2.56	-	-	-	29,970.00	29,240.00	730.00
Total			$145,040.00	$78,290.00	$1,710.00	$139,950.00	$136,440.00	$3,510.00

(a)	Paid on July 15, 2022. See Note 15 for additional information.
(b)	The seventh distribution included the cash the Trust received from Fair Funds.

For each distribution, a deposit was made into a restricted cash account for amounts (a) payable for Class A Interests that may be issued in the future upon the allowance of unresolved claims, (b) in respect of Class A Interests issued on account of recently allowed claims (c) for holders of Class A Interests who failed to cash distribution checks mailed in respect of prior distributions (d) for distributions that were withheld due to pending avoidance actions and (e) for holders of Class A Interests for which the Trust is waiting for further beneficiary information.

During the years ended June 30, 2022 and 2021, as (a) claims were resolved, (b) claims were recently allowed, (c) addresses for holders of uncashed distribution checks were obtained, (d) pending avoidance actions were resolved and (e) further beneficiary information was received, distributions of approximately $700,000 and $660,000, respectively, were paid to holders of Class A Interests that were issued on account of claims that became allowed during such periods.

During the years ended June 30, 2022 and 2021, as a result of claims being disallowed or Class A Interests being cancelled, approximately $815,000 and $1,168,000 were released from the restricted cash account and distributions payable were reduced by the same amount.

During the years ended June 30, 2022 and 2021, approximately $0 and $590,000 were received from the Company’s transfer agent and others relating to Claass A Interest distribution checks that were returned or not cashed. This amount was deposited into the restricted cash account and distributions payable were increased by the same amount.

As a result of distribution checks that had not been cashed within 180 days of their issuance Interestholders were deemed to have forfeited their rights to reserved and future Class A Interest distributions, therefore during the fourth quarter and the year ended June 30, 2022 approximately $1,159,000 was released from the restricted cash account and distributions payable were reduced by the same amount. During the year ended June 30, 2021, no distributions were deemed to have been forfeited.

PART I. FINANCIAL INFORMATION (CONTINUED) Item 1. Financial Statements (Continued) Woodbridge Liquidation Trust and Subsidiaries Notes to Consolidated Financial Statements As of June 30, 2022 and 2021

12)	Related Party Transactions

Terry Goebel, a member of the Trust Supervisory Board, is president and a principal owner of G3 Group LA, a construction firm specializing in the development of high-end luxury residences. G3 Group LA is owned by Terry Goebel and his son Kelly Goebel.  As of June 30, 2022, the Company was under contract with G3 Group LA for the development of one single-family home in the Los Angeles area. As of June 30, 2022 and 2021, the remaining amounts payable under these contracts was approximately $438,000 and $4,391,000, respectively. During the years ended June 30, 2022 and 2021, approximately $6,050,000 and $7,341,000, respectively, were paid by the Company to G3 Group LA related to these contracts.

The Liquidation Trustee of the Trust is entitled to receive 5% of the total gross amount recovered by the Trust from the pursuit of Causes of Action.  During the years ended June 30, 2022 and 2021, approximately $1,346,000 and $532,000 were accrued as amounts due to the Liquidation Trustee, respectively.  As of June 30, 2022 and 2021, approximately $81,000 and $160,000, respectively, were payable to the Liquidation Trustee. These amounts are included in accounts payable and accrued expenses in the accompanying consolidated statement of net assets in liquidation. During the years ended June 30, 2022 and 2021, approximately $1,425,000 and $491,000, respectively, were paid to the Liquidation Trustee.

In November 2019, the Trust entered into an arrangement with Akerman LLP, a law firm based in Miami, Florida of which the Liquidation Trustee is a partner, for the provision, at the option of the Trust on an as-needed basis, of e-discovery and related litigation support services in connection with the Trust’s prosecution of the Causes of Action. Under the arrangement, the Trust is charged for the services at scheduled rates per task which, depending on specific task, include flat rates, rates based on volume of data processed, rates based on the number of data users, the hourly rates of Akerman LLP personnel, or other rates. During the years ended June 30, 2022 and 2021, approximately $420,000 and $385,000, respectively, were paid related to these services and there were no outstanding payables as of June 30, 2022 or 2021.

The executive officers of the Wind-Down Entity are entitled to a bonus based on the Wind-Down Entity achieving certain specified cumulative amounts of distributions to the Trust. Based on the carrying amounts of the net assets in liquidation included in the accompanying consolidated statement of net assets in liquidation, approximately $3,000,000 and $3,040,000 were accrued as of June 30, 2022 and 2021, respectively, as the estimated amount of the bonus (including associated payroll taxes). During the years ended June 30, 2022 and 2021, approximately $652,000 and $0 were accrued as amounts due to the Liquidation Trustee, respectively. This amount is included in the payroll and payroll related costs portion of accrued liquidation costs in the accompanying consolidated statement of net assets in liquidation. During the years ended June 30, 2022 and 2021, approximately $692,000 and $1,083,000, respectively, were paid related to the bonuses.

13)	Causes of Action

During the years ended June 30, 2022 and 2021, the Company recorded the following amounts from the settlement of Causes of Action ($ in thousands):

	For the Year Ended June 30,
	2022	2021

Comerica Bank	$24,815	$-
Other settlement recoveries	2,107	9,839
Total	$26,922	$9,839

The Company also recorded liabilities of 5% of the above amounts payable to the Liquidation Trustee.

PART I. FINANCIAL INFORMATION (CONTINUED) Item 1. Financial Statements (Continued) Woodbridge Liquidation Trust and Subsidiaries Notes to Consolidated Financial Statements As of June 30, 2022 and 2021
On August 6, 2021, the Trust agreed to settle two pending actions against Comerica Bank. The terms of the settlement reached in a putative class action against Comerica Bank in the United States Court for the Central District of California (the “District Court”) were the subject of a Settlement Agreement among the plaintiffs, Comerica Bank, and the Trust (the “Settlement Agreement”).

The Settlement Agreement resolved two actions. One of the actions, captioned In re Woodbridge Investments Litigation, Case No.2:18-cv-00103-DMG-MRW (C.D. Cal.), was a consolidated putative class action in the District Court brought on behalf of former noteholders and unitholders of the Debtors (the “California Class Action”). The California Class Action was comprised of five separate lawsuits filed between January 4, 2018 and April 26, 2018 and, as consolidated, asserted claims for aiding and abetting fraud, aiding and abetting breach of fiduciary duty, negligence, and violations of California’s unfair competition law. The Trust was the largest member of the putative class in the California Class Action, as holder of approximately 60.9% of all claims against Comerica Bank based on the claims contributed to the Trust by former investors of the Debtors.

The other action resolved by the settlement, captioned Michael I. Goldberg as trustee for the Woodbridge Liquidation Trust v. Comerica Bank, Adv. Pro. No. 20-ap-50452-BLS (Bankr. D. Del.), was an adversary proceeding pending in the United States Bankruptcy Court for the District of Delaware, in which the Trust asserted claims against Comerica Bank for fraudulent transfers under the California Civil Code (the “Delaware Adversary Action”). The Delaware Adversary Action also incorporated the claims asserted against Comerica Bank in the California Class Action to the extent that such claims may ultimately be determined to belong to the Debtors’ estates rather than the individual former noteholders and unitholders.

Under the terms of the Settlement Agreement, the California Class Action was settled as a class action, on the basis of a class defined to consist of (i) the Trust and (ii) the holders of Net Claims (as defined in the Settlement Agreement) (the “Non-Contributing Claimants”). Under the terms of the Settlement Agreement, Comerica Bank paid (including through its insurers) an aggregate of $54.5 million, consisting of $54.2 million to settle the California Class Action (Class Payment) and $0.3 million to settle the Delaware Adversary Action (the “FT Payment”). The Class Payment was intended to provide recoveries to members of the plaintiff class and to fund, in amounts to be determined by the District Court, the legal fees of plaintiffs’ counsel in the California Class Action, totaling 25% of the California Class Action settlement payment, the costs of administering the settlement, and certain incentive awards for class representatives. Under the Settlement Agreement, Comerica Bank (and certain related parties) was released from all claims advanced, or that could have been advanced, related to the facts alleged in the California Class Action or the Delaware Adversary Action.

The Net Class Consideration (defined in the Settlement Agreement as the Class Payment minus Court-awarded attorneys’ fees and costs) was distributed to class members as set forth in the Settlement Agreement, resulting in a distribution to the Trust of approximately 60.9% of the Net Class Consideration (corresponding to the Trust’s holding of approximately 60.9% of all claims against Comerica based on the claims contributed to the Trust by former investors of the Debtors). No costs of administration or incentive award were deducted from the Trust’s share of the Net Class Consideration. The FT Payment was made to the Trust. The FT Payment was not subject to reduction for any reason, including attorneys’ fees, costs of administration, or incentive awards.

On September 3, 2021, the District Court entered an order granting preliminary approval to the settlement of the California Class Action. The District Court granted final approval on December 17, 2021.

PART I. FINANCIAL INFORMATION (CONTINUED) Item 1. Financial Statements (Continued) Woodbridge Liquidation Trust and Subsidiaries Notes to Consolidated Financial Statements As of June 30, 2022 and 2021
During the year ended June 30, 2022, the Company received proceeds of approximately $54,500,000 from the settlement. The allocation of the proceeds is as follows ($ in thousands):

Trust’s net portion	$24,815
Payable to non-contributing claimants	15,600
Payable for approved legal fees and litigation costs	13,960
Payable for incentive awards	100
Payable for administrative costs relating to non-contributing claimants	25
Total	$54,500

The Settlement Agreement provides for the Trust to serve as administrator of the settlement.  In that capacity, the Trust received the full settlement amount from the defendant (or its insurers), and, from such amount, paid the court-approved legal fees and litigation costs to plaintiffs’ class counsel, court-approved incentive awards for class representatives, and costs relating to notice and administration of the settlement. In addition, in its role as administrator of the settlement, the Trust paid the Non-Contributing Claimants their portion of the settlement, constituting approximately 39.1% of the Net Class Consideration, less incentive awards and costs of notice and administration. All of the proceeds have been distributed according to the settlement except for approximately $13,000 payable to non-contributing claimants and approximately $25,000 payable for court approved notice and administrative costs as the Company has not received all of the necessary documentation.

14)	Commitments and Contingencies

As of June 30, 2022, the Company had construction contracts of which approximately $1,500,000 was unpaid.

The Company had a lease for its office space that expired on August 31, 2021. The Company also had one three-month option to extend the lease. The amount of rent paid, including common area maintenance and parking charges, during the year ended June 30, 2021 was approximately $291,000. On June 4, 2021, the Company opted not to extend its existing lease and entered into a new office lease at a different location. The new lease is for the period from August 1, 2021 through July 31, 2022. The annual rent is approximately $43,000 plus common area maintenance charges. On May 16, 2022, the Company extended its lease for six months. The Company has one additional six-month option to extend the lease. The Company paid approximately $55,000 relating to prepaid rent, common area maintenance charges and a security deposit for the new lease during the year ended June 30, 2022. The monthly rent during the six-month extension is approximately $4,000 per month.

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

Distributions

A cash distribution on account of then-allowed claims in the amount of approximately $64,194,000 was paid on July 15, 2022 and a deposit into a restricted account of approximately $825,000 was made on July 26, 2022.

During the period from July 1, 2022 through September 23, 2022, as (a) claims were resolved, (b) claims were recently allowed, (c) addresses for holders of uncashed distribution checks were obtained, (d) pending avoidance actions were resolved and (e) further beneficiary information was received, distributions of approximately $698,000 were paid to holders of Class A Interests from the restricted cash account and distributions payable were reduced by the same amount.

PART I. FINANCIAL INFORMATION (CONTINUED) Item 1. Financial Statements (Continued) Woodbridge Liquidation Trust and Subsidiaries Notes to Consolidated Financial Statements As of June 30, 2022 and 2021
During the period from July 1, 2022 through September 23, 2022, as a result of claims being disallowed or Class A Interests being cancelled, approximately $2,629,000 was released from the restricted cash account and distributions payable was reduced by the same amount.

Beneficial Interests

The following table summarizes the Liquidation Trust Interests for the period from July 1, 2022 through September 23, 2022:

Liquidation Trust Interests	Class A	Class B

Outstanding at June 30, 2022	11,513,535	675,617
Allowed during the period	1,348	-
5% enhancement for certain allowed claims	67	-
Settlement of claims by cancelling Liquidation Trust Interests	(760)	-
Outstanding at September 23, 2022	11,514,190	675,617

Of the 11,514,190 Class A Interests outstanding as of September 23, 2022, 11,436,259 are held by Qualifying Victims (Note 7).

The following table summarizes unresolved claims against the Debtors as they relate to Liquidation Trust Interests (rounded) for the period from July 1, 2022 through September 23, 2022:

Liquidation Trust Interests	Class A	Class B

Outstanding at June 30, 2022	90,793	333
Allowed during the period	(1,348)	-
Disallowed during the period	(75,570)	-
Outstanding at September 23, 2022	13,875	333

Of the 13,875 Class A Interests relating to unresolved claims as of September 23, 2022, 1,880 would be held by Qualifying Victims (Note 7).

Employment Agreement

On September 1, 2022, the Wind-Down Entity executed a part-time employment agreement with its Chief Executive Officer.  On September 9, 2022, Mr. Chin was paid approximately $24,000 of unused and accrued vacation in accordance with this agreement.

PART I. FINANCIAL INFORMATION (CONTINUED) Item 1. Financial Statements (Continued) Woodbridge Liquidation Trust and Subsidiaries Notes to Consolidated Financial Statements As of June 30, 2022 and 2021
Escrow Receivable

On August 8, 2022, the Company received the certificate of occupancy for 1520 Carla Ridge and on August 10, 2022, the Company received its $2,500,000 escrow receivable. On August 1, 2022, the Company received the certificate of occupancy for 10733 Stradella and on August 31, 2022, the Company received its $400,000 escrow receivable related to the receipt of certificate of occupancy.

Causes of Action

During the period from July 1, 2022 through September 23, 2022, the Trust recorded approximately $190,000 from the settlement of Causes of Action. The Company recorded approximately $9,000 as the amount due to the Liquidation Trustee on account of such settlements.

Forfeited Assets

During the period from July 1, 2022 through September 23, 2022, the Company realized net proceeds of approximately $154,000 from the sale of Forfeited Assets.

Bond Refunds

During the period from July 1, 2022 through September 23, 2022, the Company received approximately $130,000 of bond refunds.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 23rd day of September, 2022.

By:	/s/ Michael I. Goldberg

Name:	Michael I. Goldberg
Title:	Liquidation Trustee