Form 10-Q
period 2022-09-30
Woodbridge Liquidation Trust
filed 2022-11-14
CIK 1785494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Yes ☒  No ☐

Woodbridge Liquidation Trust
Form 10-Q
September 30, 2022

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

Woodbridge Liquidation Trust and Subsidiaries Consolidated Statements of Net Assets in Liquidation As of September 30, 2022 and June 30, 2022
(Unaudited, $ In Thousands)

	9/30/2022	6/30/2022

Assets
Real estate assets held for sale, net (Note 3)	$29,050	$29,062
Cash and cash equivalents	31,867	96,810
Restricted cash (Note 4)	4,192	6,121
Other assets (Note 5)	1,803	5,825
Total assets	$66,912	$137,818

Liabilities
Accounts payable and accrued liabilities	$103	$119
Distributions payable	1,226	68,767
Accrued liquidation costs (Note 6)	27,667	34,537
Total liabilities	$28,996	$103,423

Commitments and Contingencies (Note 14)

Net Assets in Liquidation
Restricted for Qualifying Victims (Note 7)	$3,483	$3,485
All Interestholders	34,433	30,910
Total net assets in liquidation	$37,916	$34,395

See accompanying notes to unaudited consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries Consolidated Statements of Changes in Net Assets in Liquidation For the Three Months Ended September 30, 2022 and 2021
(Unaudited, $ in Thousands)

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Restricted For Qualifying Victims	All Interestholders	Total	Restricted For Qualifying Victims	All Interestholders	Total

Net Assets in Liquidation as of beginning of period	$3,485	$30,910	$34,395	$3,167	$126,373	$129,540

Change in assets and liabilities (Note 8):
Restricted for Qualifying Victims -
Change in carrying value of assets and liabilities, net	(2)	-	(2)	-	-	-

All Interestholders-
Change in carrying value of assets and liabilities, net	-	885	885	-	4,904	4,904
Distributions (declared) reversed, net	-	2,638	2,638	-	99	99
Net change in assets and liabilities	-	3,523	3,523	-	5,003	5,003

Net Assets in Liquidation as of end of period	$3,483	$34,433	$37,916	$3,167	$131,376	$134,543

See accompanying notes to unaudited consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2022 and 2021
(Unaudited)

1)	Formation and Description of Business

Formation

Woodbridge Liquidation Trust (the “Trust”) was established (i) for the purpose of collecting, administering, distributing and liquidating the Trust assets for the benefit of the Trust beneficiaries in accordance with the Liquidation Trust Agreement of the Trust and the First Amended Joint Chapter 11 Plan of Liquidation of Woodbridge Group of Companies, LLC and its Affiliated Debtors dated August 22, 2018 (as amended, modified, supplemented or restated from time to time, the (“Plan”)); (ii) to resolve disputed claims asserted against the Debtors; (iii) to litigate and/or settle causes of action (“Causes of Action”); and (iv) to pay certain allowed claims and statutory fees, as required by the Plan. Woodbridge Group of Companies, LLC and its affiliated debtors are individually referred to herein as a Debtor and collectively as the Debtors. The Trust was formed on February 15, 2019 (the “Plan Effective Date”) as a statutory trust under Delaware law.

On the Plan Effective Date, in accordance with the Plan, (a) the following assets automatically vested in the Trust: (i) an aggregate $5,000,000 in cash from the Debtors for the purpose of funding the Trust’s initial expenses of operation; (ii) certain claims and Causes of Action; (iii) all of the outstanding equity interests of the Wind-Down Entity (as defined below); and (iv) certain other non-real estate related assets, (b) the equity interests of Woodbridge Group of Companies, LLC and Woodbridge Mortgage Investment Fund 1, LLC (together, the “Remaining Debtors”) were cancelled and new equity interests representing all of the newly issued and outstanding equity interests in the Remaining Debtors were issued to the Trust, (c) all of the other Debtors other than the Remaining Debtors were dissolved and (d) the real estate-related assets of the Debtors were automatically vested in the Trust’s wholly-owned subsidiary, Woodbridge Wind-Down Entity LLC (the “Wind-Down Entity”) or one of the Wind-Down Entity’s 43 wholly-owned single member LLCs (the “Wind-Down Subsidiaries”) formed to own the respective real estate assets. The Trust, the Remaining Debtors, the Wind-Down Entity and the Wind-Down Subsidiaries are collectively referred to herein as the “Company.”

As further discussed in Note 10, the Trust has two classes of liquidation trust interests, Class A Liquidation Trust Interests (“Class A Interests”) and Class B Liquidation Trust Interests (“Class B Interests”). The holders of Class A Interests and Class B Interests are collectively referred to as “All Interestholders.”

On December 24, 2019, the Trust’s Registration Statement on Form 10 became effective under the Securities Exchange Act of 1934 (the “Exchange Act”). The trading symbol for the Trust’s Class A Interests is WBQNL. Bid and asked prices for the Trust’s Class A Interests are quoted on the OTC Link ATS, the SEC-registered alternative trading system. The Class A Interests are eligible for the Depository Trust Company’s Direct Registration System (DRS) services. The Class B Interests are not registered with the SEC.

Description of Business

The Trust is prosecuting various Causes of Action acquired by the Trust pursuant to the Plan and is resolving claims asserted against the Debtors. As of September 30, 2022, the Company is the plaintiff in several pending lawsuits. The Company has accrued an estimate of the amount of legal costs to be incurred to pursue this litigation, excluding contingent fees. As more fully discussed in Note 2, the Company’s consolidated financial statements do not include any estimate of future net recoveries from litigation and settlement, since the Company cannot reasonably estimate them.

The Wind-Down Entities’ operations are almost complete. As of September 30, 2022, the Wind-Down Subsidiaries owned one single-family home, located in Los Angeles, California. Construction of this single-family home is substantially complete, and it is listed for sale. For this single-family home and several previously sold homes, the Wind-Down Subsidiaries are completing punch list and repair items. As of September 30, 2022, the Wind-Down Subsidiaries also owned two secured loans and two other properties located in other states. (See Note 3.)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2022 and 2021
(Unaudited)
The Company is required to liquidate its assets and distribute available cash to the Trust beneficiaries. The liquidation activities are carried out by the Trust, the Wind-Down Entity and the Wind-Down Subsidiaries. As of September 30, 2022, the Company estimates that the liquidation activities will be completed by February 15, 2024. As more fully discussed in Note 2, the Company uses the Liquidation Basis of Accounting. The Trust currently operates as one reportable segment comprised primarily of real estate assets held for sale.

Net assets in liquidation represent the remaining estimated aggregate value available to Trust beneficiaries upon liquidation, with no discount for the timing of proceeds (undiscounted).  Net liquidation proceeds, other recoveries and actual liquidation costs may differ materially from the estimated amounts due to the unpredictability of real estate selling prices, the impact of the COVID-19 virus and other global health crises (see below), as well as the uncertainty in the timing of liquidation of the real estate and other assets.

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

The Company observes health and safety guidelines, including allowing its employees to work remotely. The Company will continue to evaluate the impact of the COVID-19 virus and other global health crises on its activities, including the cost and timing of construction related services, the time needed to market and sell its remaining real estate assets and the price at which these real estate assets will be sold.

The ultimate impact of the COVID-19 virus and other global health crises will depend on many factors, some of which cannot be foreseen, including the duration, severity, and geographic concentrations of the pandemic and any resurgence of the disease.

2)	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the consolidated financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. These consolidated financial statements have been presented in accordance with Accounting Standards Codification (“ASC”) Subtopic 205-30, “Liquidation Basis of Accounting,” as amended by Accounting Standards Update (“ASU”) No. 2013-07, “Presentation of Financial Statements (Topic 205), Liquidation Basis of Accounting.” The June 30, 2022 consolidated statement of net assets in liquidation included herein was derived from the audited consolidated financial statements but does not include all disclosures or notes required by U.S. GAAP for complete financial statements.

All material intercompany accounts and transactions have been eliminated.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2022 and 2021
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

Liquidation Basis of Accounting

Under the liquidation basis of accounting, all assets are recorded at their estimated net realizable value or liquidation value, which represents the estimated amount of net cash that will be received upon the disposition of the assets (on an undiscounted basis). The measurement of real estate assets held for sale is based on current contracts (if any), estimates and other indications of sales value, net of estimated selling costs. To determine the value of real estate assets held for sale, the Company considered the three traditional approaches to value (cost, income and sales comparison) commonly used by the real estate appraisal community. The applicability and relevancy of each valuation approach as applied may differ by asset. In most cases, the sales comparison approach was accorded the greatest weight. This approach compares a property to other properties with similar characteristics that have recently sold. To validate management’s estimate, the Company also considered opinions from qualified real estate professionals and local real estate brokers and, in some cases, obtained third party appraisals. The estimated selling costs range from 5.0% to 6.5% of the property sales price.

Liabilities, including estimated costs associated with implementing and completing the Plan, are measured in accordance with U.S. GAAP that otherwise applies to those liabilities. The Company has also recorded the estimated development costs to be incurred to prepare the assets for sale as well as the estimated holding costs to be incurred until the projected sale date and the estimated general and administrative costs to be incurred until the completion of the liquidation of the Company and estimated reserves for contingencies. When estimating development costs, the Company considered third party construction contracts and estimates of costs to complete based on construction status, progress and projected completion timing. Estimated development costs also include the costs of design and furnishings necessary to prepare and stage the homes for marketing as well as an accrual for warranty claims. Holding cost estimates consider property taxes, insurance, utilities, maintenance and other costs to be incurred until the sale of the property is closed. Projected general and administrative cost estimates take into account operating costs through the completion of the liquidation of the Company.

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
For the Three Months Ended September 30, 2022 and 2021
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

Accrued Liquidation Costs

The Company accrues for estimated liquidation costs to the extent they are reasonably determinable. These costs consist of (a) estimated development costs of the single-family homes, including construction and other project related costs, architectural and engineering, project management, city fees, bond payments (net of refunds), furnishings, marketing and other costs; (b) estimated holding costs, including property taxes, insurance, maintenance, utilities and other; and (c) estimated general and administrative costs including payroll, legal and other professional fees, trustee and board fees, rent and other office related expenses, and other general and administrative costs to operate the Company and estimated reserves for contingent liabilities.

Cash Equivalents

The Company considers short-term investments that have a maturity date of ninety days or less at the time of investment to be a cash equivalent. The Company’s cash equivalents include deposits with financial institutions that are insured by the Federal Deposit Insurance Corporation (the “FDIC”).

Restricted Cash

Restricted cash includes cash that can only be used for certain specified purposes.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and restricted cash. At times, balances in any one financial institution may exceed the FDIC insurance limits. The Company mitigates this risk by depositing its cash, cash equivalents and restricted cash in high-credit quality financial institutions. In addition, the Company uses strategies to reduce deposit balances at any one financial institution consistent with FDIC insurance limits.

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
For the Three Months Ended September 30, 2022 and 2021
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

The Company’s real estate assets held for sale as of September 30, 2022, with comparative information as of June 30, 2022, are as follows ($ in thousands) (unaudited):

	September 30, 2022				June 30, 2022

	Number of Assets	Gross Value	Closing and Other Costs	Net Value	Number of Assets	Gross Value	Closing and Other Costs	Net Value

Single-family homes	1	$28,000	$(1,680)	$26,320	1	$28,000	$(1,680)	$26,320

Other real estate assets:
Secured loans	2	960	(40)	920	2	972	(40)	932
Other properties	2	2,000	(190)	1,810	2	2,000	(190)	1,810
Subtotal	4	2,960	(230)	2,730	4	2,972	(230)	2,742

Total	5	$30,960	$(1,910)	$29,050	5	$30,972	$(1,910)	$29,062

As of September 30, 2022, the single-family home was listed for sale and is located in the Los Angeles, California area. The loans are secured by properties located primarily in the eastern United States. The other properties are located in the state of Hawaii and the state of New York. The property located in the state of New York is listed for sale.

During the three months ended September 30, 2022, the Company did not sell any real estate assets. During the three months ended September 30, 2021, the Company sold two single-family homes for net proceeds of approximately $42,445,000. One of the single-family homes sold during the three months ended September 30, 2021 was under construction.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2022 and 2021
(Unaudited)
4)	Restricted Cash

The Company’s restricted cash as of September 30, 2022, with comparative information as of June 30, 2022, is as follows ($ in thousands) (unaudited):

	September 30, 2022	June 30, 2022

Distributions restricted by the Company related to unresolved claims, distributions for recently allowed claims, uncashed distribution checks, distributions withheld due to pending avoidance actions and distributions that the Trust is waiting for further beneficiary information	$1,228	$3,726
Forfeited Assets (Note 7)	2,964	2,395
Total restricted cash	$4,192	$6,121

5)	Other Assets

The Company’s other assets as of September 30, 2022, with comparative information as of June 30, 2022, are as follows ($ in thousands) (unaudited):

	September 30, 2022	June 30, 2022

Escrow receivables (a)	$370	$3,420
Forfeited Assets, net (Note 7)	678	1,258
Settlement installment receivables, net (b)	511	756
Other	244	391
Total other assets	$1,803	$5,825

(a) Escrow receivables as of September 30, 2022 relate to two single-family homes that were sold during the year ended June 30, 2022. Escrow receivables as of June 30, 2022 relate to two single-family homes that were sold during the year ended June 30, 2022 and one single-family home sold prior to June 30, 2021. Amounts are to be released upon the completion of punch list items and/or obtaining a certificate of occupancy.

(b) The allowance for uncollectible settlement installment receivables was approximately $35,000 and $7,000 as of September 30, 2022 and June 30, 2022, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2022 and 2021
(Unaudited)
6)	Accrued Liquidation Costs

The following is a summary of the items included in accrued liquidation costs as of September 30, 2022, with comparative information as of June 30, 2022 ($ in thousands) (unaudited):

	September 30, 2022	June 30, 2022
Development costs:
Construction costs	$2,685	$4,331
Construction warranty	4,184	4,184
Indirect costs	82	170
Bond refunds	(388)	(506)
Total development costs	6,563	8,179

Holding costs:
Property tax	771	771
Maintenance, utilities and other	302	428
Insurance	200	388
Total holding costs	1,273	1,587

General and administrative costs:
Legal and other professional fees	10,578	12,377
Payroll and payroll-related	5,185	7,989
Directors and officers insurance	2,508	2,508
Board fees and expenses	473	630
State, local and other taxes	330	331
Other	757	936
Total general and administrative costs	19,831	24,771

Total accrued liquidation costs	$27,667	$34,537

7)	Forfeited Assets - Restricted for Qualifying Victims

The Trust entered into a resolution agreement with the DOJ which provided that the Trust would receive the assets forfeited (“Forfeited Assets”) by Robert and Jeri Shapiro. The agreement provided for the release of specified Forfeited Assets by the DOJ to the Trust and for the Trust to liquidate those assets and distribute the net sale proceeds to Qualifying Victims.  Qualifying Victims include the vast majority of Trust beneficiaries (specifically, all former holders of allowed Class 3 and 5 claims and their permitted assigns), but do not include former holders of Class 4 claims. Distributions to Qualifying Victims are to be allocated pro-rata based on their net allowed claims without considering the (i) 5% enhancement for contributing their causes of action and (ii) 72.5% Class 5 coefficient.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2022 and 2021
(Unaudited)
In March 2021, the Trust received certain Forfeited Assets from the DOJ, including cash, wine, jewelry, handbags, clothing, shoes, art, gold and other assets. The Company recorded the total estimated net realizable value of the Forfeited Assets of approximately $3,459,000. During the three months ended September 30, 2022, the Company sold some of the jewelry, handbags, clothing, shoes and art. During the year ended June 30, 2022, the Company sold the wine and gold and some of the handbags, clothing and shoes. The Forfeited Assets included in the Company’s September 30, 2022 and June 30, 2022 consolidated financial statements are as follows ($ in thousands) (unaudited):

	September 30, 2022	June 30, 2022

Restricted cash (Note 4)	$2,964	$2,395
Other assets, net of selling costs (Note 5)	678	1,258
Accrued liquidation costs -primarily legal and professional fees	(159)	(168)
Net assets in liquidation - restricted for Qualifying Victims	$3,483	$3,485

8)	Net Change In Assets and Liabilities

Restricted for Qualifying Victims:

The following provides details of the change in the carrying value of assets and liabilities, net during the three months ended September 30, 2022 ($ in thousands) (unaudited):

	Cash	Remeasure-
	Activities	ment	Total

Real estate assets, net	$-	$-	$-
Cash and cash equivalents	-	-	-
Restricted cash	569	-	569
Other assets	(579)	-	(579)
Total assets	$(10)	$-	$(10)

Accounts payable and accrued liabilities	$-	$-	$-
Accrued liquidation costs	(8)	-	(8)
Total liabilities	$(8)	$-	$(8)

Change in carrying value of assets and liabilities, net	$(2)	$-	$(2)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2022 and 2021
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2022 and 2021
(Unaudited)
All Interestholders

The following provides details of the change in the carrying value of assets and liabilities, net during the three months ended September 30, 2022 ($ in thousands) (unaudited):

	Cash	Remeasure-
	Activities	ment	Total

Real estate assets, net	$(12)	$-	$(12)
Cash and cash equivalents	(2,540)	-	(2,540)
Restricted cash	2	-	2
Other assets	(3,332)	(110)	(3,442)
Total assets	$(5,882)	$(110)	$(5,992)

Accounts payable and accrued liabilities	$(25)	$9	$(16)
Accrued liquidation costs	(6,480)	(381)	(6,861)
Total liabilities	$(6,505)	$(372)	$(6,877)

Change in carrying value of assets and liabilities, net	$623	$262	$885

The following provides details of the distributions (declared) reversed, net during the three months ended September 30, 2022 ($ in thousands) (unaudited):

Distributions declared	$-
Distributions reversed	2,638
Distributions declared, net	$2,638

Distributions payable decreased by approximately $67,541,000 during the three months ended September 30, 2022.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2022 and 2021
(Unaudited)
The following provides details of the change in the carrying value of assets and liabilities, net during the three months ended September 30, 2021 ($ in thousands) (unaudited):

	Cash	Remeasure-
	Activities	ment	Total

Real estate assets, net	$(42,454)	$2,965	$(39,489)
Cash and cash equivalents	34,803	-	34,803
Restricted cash	-	-	-
Other assets	(700)	823	123
Total assets	$(8,351)	$3,788	$(4,563)

Accounts payable and accrued liabilities	$-	$49	$49
Accrued liquidation costs	(8,723)	(793)	(9,516)
Total liabilities	$(8,723)	$(744)	$(9,467)

Change in carrying value of assets and liabilities, net	$372	$4,532	$4,904

The following provides details of the distributions (declared) reversed, net during the three months ended September 30, 2021 ($ in thousands) (unaudited):

Distributions declared	$-
Distributions reversed	99
Distributions declared, net	$99

Distributions payable decreased by approximately $137,000 during the three months ended September 30, 2021.

9)	Credit Agreement

The Company does not currently have any outstanding credit agreements.  On May 16, 2022, the Company terminated its prior credit agreement.  Also, the Company never had outstanding borrowings on its credit agreement.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2022 and 2021
(Unaudited)
10)	Beneficial Interests

The following table summarizes the Liquidation Trust Interests (rounded) for the three months ended September 30, 2022 and 2021 (unaudited):

	For the Three Months Ended September 30,
	2022		2021
Liquidation Trust Interests	Class A	Class B	Class A	Class B

Outstanding at beginning of period	11,513,535	675,617	11,512,855	654,784
Allowed claims	1,348	-	302	-
5% enhancement for certain allowed claims	67	-	-	-
Settlement of claims by cancelling Liquidation
Trust Interests	(760)	-	(1,392)	(167)
Outstanding at end of period	11,514,190	675,617	11,511,765	654,617

Of the 11,514,190 Class A Interests outstanding at September 30, 2022, 11,436,259 are held by Qualifying Victims (Note 7).

At the Plan Effective Date, certain claims were disputed. As those disputed claims are resolved, additional Class A Interests and (if applicable) Class B Interests are issued on account of allowed claims or Class A Interests and (if applicable) Class B Interests are cancelled. No Class A Interests or Class B Interests are issued on account of disallowed claims. The following table summarizes the unresolved claims against the Debtors as they relate to Liquidation Trust Interests (rounded) for the three months ended September 30, 2022 and 2021 (unaudited):

	For the Three Months Ended September 30,
	2022		2021
Liquidation Trust Interests	Class A	Class B	Class A	Class B

Reserved for unresolved claims at beginning of period	90,793	333	124,609	5,011
Allowed claims	(1,348)	-	(302)	-
5% enhancement for certain allowed claims	-	-	-	-
Disallowed claims	(75,570)	-	(3,146)	-
Reserved for unresolved claims at end of period	13,875	333	121,161	5,011

Of the 13,875 Class A Interests relating to unresolved claims at September 30, 2022, 1,880 would be held by Qualifying Victims (Note 7).

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2022 and 2021
(Unaudited)
11)	Distributions

The Plan provides for a distribution waterfall that specifies the priority and manner of distribution of available cash to all Interestholders, excluding distributions of the net sales proceeds from Forfeited Assets (Note 7). Distributions are to be made (a) to the Class A Interests until they have received distributions of $75.00 per Class A Interest; thereafter (b) to the Class B Interests until they have received distributions of $75.00 per Class B Interest; thereafter (c) to each Liquidation Trust Interest (whether a Class A Interests or Class B Interest) until the aggregate of all distributions made pursuant to this clause equals an amount equivalent to interest, at a per annum fixed rate of 10%, compounded annually Interests, accrued on the aggregate principal amount of all Net Note Claims, Allowed General Unsecured Claims and Net Unit Claims, all as defined in the Plan, treating each distribution pursuant to (a) and (b) above as reductions of such principal amount; and thereafter (d) to the holders of Allowed Subordinated Claims, as defined in the Plan, until such claims are paid in full, including interest, at a per annum fixed rate of 10% or such higher rate as may be agreed to, as provided for in the Plan, compounded annually, accrued on the principal amount of each Allowed Subordinated Claim, as defined.

The following distribution was paid during the three months ended September 30, 2022 relating to the tenth distribution ($ in millions, except for $ per Class A Interest):

Deposits Into
			$ per			Restricted
	Date		Class A	Total		Cash
	Declared		Interest	Declared	Paid	Account

Tenth Distribution	6/15/2022	(a)	$5.63	$-	$64.19	$0.83

(a)	The $65.02 million distribution was declared on June 15, 2022 and the distribution was paid on July 15, 2022. The deposit into the restricted cash account was made on July 26, 2022.

There were no distributions declared during the three months ended September 30, 2021.

For every distribution, a deposit is made into a restricted cash account for amounts (a) payable for Class A Interests that may be issued in the future upon the allowance of unresolved claims, (b) in respect of Class A Interests issued on account of recently allowed claims (c) for holders of Class A Interests who failed to cash distribution checks mailed in respect of prior distributions (d) for distributions that were withheld due to pending avoidance actions and (e) for holders of Class A Interests for which the Trust is waiting for further beneficiary information.

During the three months ended September 30, 2022 and 2021, as (a) claims were resolved, (b) claims were recently allowed, (c) addresses for holders of uncashed distribution checks were obtained, (d) pending avoidance actions were resolved and (e) further beneficiary information was received, distributions of approximately $651,000 and $38,000, respectively, were paid to holders of Class A Interests from the restricted cash account and distributions payable were reduced by the same amount.

During the three months ended September 30, 2022 and 2021, as a result of claims being disallowed or Class A Interests being cancelled, approximately $2,483,000 and $99,000, respectively, were released from the restricted cash account and distributions payable were reduced by the same amount.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2022 and 2021
(Unaudited)
As a result of distribution checks that had not been cashed within 180 days of their issuance, Interestholders were deemed to have forfeited their rights to reserved and future Class A Interest distributions. During the three months ended September 30, 2022, some Interestholders that had previously been deemed to have been forfeited their rights to receive Class A Interest distributions had responded and therefore approximately $12,000 was added to the restricted cash account and distributions payable were increased by the same amount. During the three months ended September 30, 2021, no Interestholders were deemed to have forfeited their rights to reserved and future Class A distributions.

12)	Related Party Transactions

Terry Goebel, a member of the Trust Supervisory Board, is president and a principal owner of G3 Group LA (G3), a construction firm specializing in the development of high-end luxury residences. G3 is owned by Terry Goebel and his son Kelly Goebel. As of September 30, 2022, the Company was under contract with G3 for the development of one single-family home in Los Angeles, California. As of September 30, 2022 and June 30, 2022 the remaining amounts payable under this contract were approximately $438,000 and $438,000, respectively. During the three months ended September 30, 2022 and 2021, approximately $0 and $1,286,000, respectively, were paid by the Company to G3 related to this contract.

The Liquidation Trustee of the Trust is entitled to receive 5% of the total gross amount recovered by the Trust from the pursuit of the Causes of Action. During the three months ended September 30, 2022 and 2021, approximately $8,000 and $49,000, were accrued as amounts due to the Liquidation Trustee, respectively. As of September 30, 2022 and June 30, 2022, approximately $89,000 and $81,000, respectively, were payable to the Liquidation Trustee. These amounts are included in accounts payable and accrued liabilities in the accompanying consolidated statements of net assets in liquidation. During the three months ended September 30, 2022 and 2021, no amounts were paid to the Liquidation Trustee.

In November 2019, the Trust entered into an arrangement with Akerman LLP, a law firm based in Miami, Florida of which the Liquidation Trustee is a partner, for the provision, at the option of the Trust on an as-needed basis, of e-discovery and related litigation support services in connection with the Trust’s prosecution of the Causes of Action. Under the arrangement, the Trust is charged for the services at scheduled rates per task which, depending on specific task, include flat rates, rates based on volume of data processed, rates based on the number of data users, the hourly rates of Akerman LLP personnel, or other rates. During the three months ended September 30, 2022 and 2021, respectively, approximately $115,000 and $107,000, respectively, were paid related to these services and there are no outstanding payables as of September 30, 2022 and June 30, 2022.

The executive officers of the Wind-Down Entity are entitled to a bonus based on the Wind-Down Entity achieving certain specified cumulative amounts of distributions to the Trust. Based on the carrying amounts of the net assets in liquidation included in the accompanying consolidated statements of net assets in liquidation, approximately $827,000 and $3,000,000 were accrued as of September 30, 2022 and June 30, 2022, respectively, as the estimated amount of the bonus (including associated payroll taxes). This amount is included in the payroll and payroll-related costs portion of accrued liquidation costs in the accompanying consolidated statement of net assets in liquidation. During the three months ended September 30, 2022 and 2021, $2,173,000 and $0, respectively, were paid related to bonuses.

13)	Causes of Action

During the three months ended September 30, 2022 and 2021, the Company recorded approximately $190,000 and $971,000, respectively, from the settlement of Causes of Action. The Company also recorded liabilities of 5% of the settlement as amounts payable to the Liquidation Trustee and an allowance for uncollectible settlement installment receivables.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2022 and 2021
(Unaudited)
14)	Commitments and Contingencies

As of September 30, 2022, the Company had construction contracts under which approximately $600,000 was unpaid.

The Company had a lease for its office space that expired on August 31, 2021. The Company had one three-month option to extend the lease. The amount of rent paid, including common area maintenance and parking charges, during the three months ended September 30, 2022 and 2021, was approximately $13,000 and $50,000, respectively. On June 4, 2021, the Company opted not to extend its existing lease and entered into a new office lease at a different location. The new lease was for the period from August 1, 2021 through July 31, 2022. The annual base rent was approximately $43,000 plus common area maintenance charges. On May 16, 2022, the Company extended its lease for six months. The Company has one additional six-month option to extend the lease. The Company paid approximately $55,000 relating to prepaid rent, common area maintenance charges and a security deposit for the new lease during the year ended June 30, 2021. The monthly rent during the six-month extension is approximately $4,000 per month.

The Company is not presently the defendant in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company.

15)	Subsequent Events

The Company evaluates subsequent events up until the date the unaudited consolidated financial statements are issued.

Distributions

During the period from October 1, 2022 through November 10, 2022, as (a) claims were resolved, (b) claims were recently allowed, (c) addresses for holders of uncashed distribution checks were obtained, (d) pending avoidance actions were resolved and (e) further beneficiary information was received, distributions of approximately $6,000 were paid to holders of Class A Interests from the restricted cash account and distributions payable were reduced by the same amount.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2022 and 2021
(Unaudited)
Escrow Receivable

During the period from October 1, 2022 through November 10, 2022, $350,000 of escrow receivable was released relating to one single-family home that was sold during the year ended June 30, 2022.

Causes of Action

During the period from October 1, 2022 through November 10, 2022, the Trust recorded approximately $41,000 from the settlement of Causes of Action. The Company recorded approximately $2,000 as the amount due to the Liquidation Trustee on account of such settlements.

Forfeited Assets

During the period from October 1, 2022 through November 10, 2022, the Company realized net proceeds of approximately $62,000 from the sale of Forfeited Assets.

Other Refunds and Receipts

During the period from October 1, 2022 through November 10, 2022, the Company received approximately $53,000 of property tax refunds.

On October 7, 2022, a construction performance escrow deposit of approximately $24,000 was returned to the Company following the satisfactory completion of work related to one single-family home.

On November 1, 2022, the Company received approximately $45,000 of net proceeds from the sale of furniture used in the staging of a previously sold single-family home.

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

Forward-Looking Statements

Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements. Those statements include, without limitation, financial guidance, and projections and statements with respect to expectation of future financial condition, changes in net assets in liquidation, cash flows, plans, targets, goals, objectives, performance , and termination and dissolution of the Trust. Such forward-looking statements also include statements that are preceded by, followed by, or that include the words “believes”, “estimates”, “plans”, “expects”, “intends”, “is anticipated”, “will continue”, “project”, “may”, “could”, “would”, “should” and similar expressions, and all other statements that are not historical facts. All such forward-looking statements are based on the Trust’s current expectations and involve risks and uncertainties which may cause actual results to differ materially from those set forth in such statements. Such risks and uncertainties include the amount of sales proceeds, timing of sales of real estate assets, amount of funds needed for warranty claims, punch list items and holding costs of single-family homes, amount of general and administrative costs, the number and amount of successful litigations and/or settlements and the ability to recover thereon, the amount of funding required to continue litigations, the continuing impact of the COVID-19 pandemic and other global health issues, interest rates, adverse weather conditions in the regions in which properties to be sold are located, inflation, domestic and global economic and political conditions, changes in tax and other governmental rules and regulations applicable to the Trust and its subsidiaries and other risks and uncertainties identified in Part I. Financial Information, Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K, or contained in any of the Trust’s subsequent filings with the SEC including in Part II. Other Information, Item 1A. Risk Factors of this Form 10-Q. These risks and uncertainties are beyond the ability of the Trust to control, and in many cases, the Trust cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

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

Overview

Pursuant to the Plan, the Trust was formed on February 15, 2019 to hold, either directly or indirectly through the Wind-Down Entity and the Wind-Down Subsidiaries, the assets and equity interests formerly owned by the Debtors. Each of the real properties formerly owned by the Debtors was transferred, on the effective date of the Plan to one of the Wind-Down Subsidiaries. The purpose of the Wind-Down Group is to develop (as applicable), market, and sell those properties to generate cash. Assets formerly owned by the Debtors other than real estate assets and certain cash were transferred on the Plan Effective Date of the Trust. The purpose of the Trust is to receive remittances of cash from the Wind-Down Entity, to resolve disputed claims, to prosecute the Causes of Action, to pay allowed administrative and priority claims, as defined in the Plan, and, subject to the payment of Trust expenses and the retention of various reserves, to make distributions of cash to Interestholders in accordance with the Plan.

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

As of September 30, 2022, the number of Liquidation Trust Interests outstanding in each class is as follows:

Class of Interest	Number Outstanding

Class A Liquidation Trust Interests	11,514,190

Class B Liquidation Trust Interests	675,617

For each of the classes of Liquidation Trust Interests, the number of Liquidation Trust Interests outstanding will increase to the extent that the disputed claims become allowed claims. In addition, the number of Liquidation Trust Interests outstanding will decrease to the extent that disputed claims are settled by cancelling previously issued Liquidation Trust Interests.

Since the Plan Effective Date through September 30, 2022, the Wind-Down Subsidiaries have disposed of approximately 145 properties for aggregate net sales proceeds of approximately $551.95 million. As of September 30, 2022, the Company owned five real estate assets (including one single-family home and one other real estate asset listed for sale) with a gross carrying value of approximately $30.97 million. Given the significantly smaller inventory of remaining real estate assets when compared to the inventory as of the Plan Effective Date, the amount of net proceeds from the sale of real estate assets in the future is likely to be less than the amount realized from the Plan Effective Date through September 30, 2022. The Company expects to complete the liquidation of its assets during the fiscal year ending June 30, 2024.

Discussion of the Company’s Operations

Three months ended September 30, 2022

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
The following is a summary of the Consolidated Statement of Changes in Net Assets in Liquidation for the three months ended September 30, 2022 ($ in thousands):

	Restricted for	All
	Qualifying Victims	Interestholders	Total

Net assets in liquidation as of June 30, 2022	$3,485	$30,910	$34,395

Change in assets and liabilities:
Restricted for Qualifying Victims - change in carrying value of assets and liabilities, net	(2)	-	(2)

All Interestholders-
Change in carrying value of assets and liabilities, net	-	885	885
Distributions (declared) reversed, net	-	2,638	2,638
Net change in assets and liabilities	-	3,523	3,523

Net assets in liquidation, as of September 30, 2022	$3,483	$34,433	37,916

Net assets in liquidation – Restricted for Qualifying Victims decreased by approximately $0.002 million during the three months ended September 30, 2022.

Net assets in liquidation – All Interestholders increased by approximately $3.52 million during the three-month period ended September 30, 2022. This increase was due to an increase in the carrying value of assets and liabilities of approximately $0.88 million, net and distributions reversed of approximately $2.64 million for disallowed claims and cancelled interests. The components of the changes in the carrying value of assets and liabilities, net are as follows ($ in thousands):

	Restricted for	All
	Qualifying Victims	Interestholders	Total

Remeasurement of assets and liabilities, net	$(2)	$288	$284
Settlement recoveries recognized, net (1)	-	154	154
Other	-	443	445

Change in carrying value of assets and liabilities, net	$(2)	$885	$883

(1)	Net of 5% payable to the Liquidation Trustee of approximately $8 and an allowance for uncollectible settlement installment receivables of approximately $28.

During the three months ended September 30, 2022, the Company:

•	Reversed distributions of approximately $2.64 million primarily from claims being disallowed or Class A Interests being cancelled.

•	Received net proceeds from the sale of Forfeited Assets of approximately $0.58 million.

•	Completed construction of two single-family homes (10733 Stradella and 1520 Carla Ridge).

•	Recorded approximately $0.18 million from the settlement of Causes of Action, net of 5% payable to the Liquidation Trustee and an allowance for uncollectible installment receivables.

•	Paid construction costs of approximately $1.28 million relating to single-family homes under development.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
•	Paid holding costs of approximately $0.27 million.

•
Paid general and administrative costs of approximately $4.96 million, including approximately $0.16 million of board member fees and expenses, approximately $3.02 million of payroll and other general and administrative costs and approximately $1.78 million of professional fees.

For the three months ended September 30, 2021

The following is a summary of the Consolidated Statement of Changes in Net Assets in Liquidation for the three months ended September 30, 2021 ($ in thousands):

	Restricted for	All
	Qualifying Victims	Interestholders	Total

Net assets in liquidation as of June 30, 2021	$3,167	$126,373	$129,540

Change in assets and liabilities:
Restricted for Qualifying Victims - change in carrying value of assets and liabilities, net	-	-	-

All Interestholders-
Change in carrying value of assets and liabilities, net	-	4,904	4,904
Distributions (declared) reversed, net	-	99	99
Net change in assets and liabilities	-	5,003	5,003

Net assets in liquidation, as of September 30, 2021	$3,167	$131,376	134,543

Net assets in liquidation – Restricted for Qualifying Victims did not change during the three months ended September 30, 2021.

Net assets in liquidation – All Interestholders increased approximately $5.00 million during the three months ended September 30, 2021. This increase was due to changes in the carrying value of assets and liabilities, net of approximately $4.90 million and distributions reversed of approximately $0.10 million for disallowed claims and cancelled interests. The components of the change in the carrying value of assets and liabilities, net are as follows ($ in thousands):

	Restricted for	All
	Qualifying Victims	Interestholders	Total

Sales proceeds in excess of carrying value	$-	$3,071	$3,071
Settlement recoveries recognized, net (1)	-	926	926
Remeasurement of assets and liabilities, net	-	812	812
Other	-	95	95

Change in carrying value of assets and liabilities, net	$-	$4,904	$4,904

(1)	Net of 5% payable to the Liquidation Trustee of approximately $49 during the three months ended September 30, 2021.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
During the three months ended September 30, 2021, the Company:

•	Reversed distributions of approximately $0.10 primarily from claims being disallowed or Class A Interests being cancelled.

•	Completed construction of two single-family homes (2600 Hutton and 1484 Carla Ridge).

•	Sold two single-family homes for net proceeds of approximately $42.45 million. One of the single-family homes was under construction.

•	Recorded approximately $0.93 million for the settlement of Causes of Action, net of 5% payable to the Liquidation Trustee..

•	Paid construction costs of approximately $4.23 million relating to single-family homes under development.

•	Paid holding costs of approximately $0.40 million.

•
Paid general and administrative costs of approximately $4.12 million, including approximately $0.20 million of board member fees and expenses, approximately $1.14 million of payroll and other general and administrative costs and approximately $2.78 million of professional fees.

Liquidity and Capital Resources

Liquidity

The Company’s only sources for meeting its capital requirements are its cash and cash equivalents, proceeds from the sale of its real estate assets, collection of escrow receivables, recoveries on Causes of Action and proceeds from the sale of Forfeited Assets1. The Company’s primary uses of funds are and will continue to be for distributions, development costs including warranty claims, holding costs and general and administrative costs, all of which the Company expects to be able to adequately fund over the next twelve months from its primary sources of capital.

Capital Resources

In addition to consolidated cash and cash equivalents as of September 30, 2022 of approximately $36.06 million (of which approximately $4.19 million is restricted), the capital resources available to the Company are as follows:

•
Sales of Real Estate:  The Wind-Down Group is in the process of marketing and selling its real estate assets, all of which are held for sale.  One single-family home and one other real estate asset was listed for sale as of September 30, 2022. As of September 30, 2022, the Company owned a total of five real estate assets with a gross carrying value of approximately $30.96 million. The majority of the gross carrying value is concentrated in one single-family home. Based on the remaining assets of the Company, future net proceeds will be significantly less than the Company has realized in prior periods.

•
Escrow Receivables:  As of September 30, 2022, the Wind-Down Group had escrow receivables relating to two single-family homes that had been sold and for which it was completing punch list items and/or awaiting the issuance of a certificate of occupancy.

•
Causes of Action Recoveries:  During the three months ended September 30, 2022, the Company recognized approximately $0.19 million from the settlement of Causes of Action. There can be no assurance that the amounts the Company recovers from settling Causes of Action in the future will be consistent with the amount recovered in prior periods.

1 The Trust is required to distribute the net sale proceeds from liquidating the Forfeited Assets to the Qualifying Victims. Qualifying Victims are the former holders of Class 3 and Class 5 Claims and their permitted assigns. Former holders of Class 4 Claims are not Qualifying Victims. Because of the requirement to distribute the net sale proceeds of the Forfeited Assets to the Qualifying Victims only, the Forfeited Assets as of September 30, 2022 are presented in the consolidated statement of net assets as restricted net assets in liquidation. As of September 30, 2022, 11,436,259 of the 11,514,190 Class A Interests were held by Qualifying Victims. Of the 13,875 Class A Interests relating to unresolved claims as of September 30, 2022, 1,880 would be held by Qualifying Victims.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
•
Forfeited Assets:  Forfeited Assets consist of cash and other assets (jewelry, art, clothing, handbags and shoes). During the three months ended September 30, 2022, the Trust sold some of its Forfeited Assets and received net proceeds of approximately $0.58 million.  As noted earlier, net sale proceeds from liquidating the Forfeited Assets are to be distributed only to Qualifying Victims.

 Uses of Liquidity

The primary uses of the Company’s liquidity are to pay (a) distributions payable, (b) development costs including warranty claims, (c) holding costs including maintenance and repair costs, and (d) general and administrative costs. As of September 30, 2022, the Company’s total liabilities were approximately $29.00 million. The total liabilities recorded as of September 30, 2022 may not be indicative of the costs paid in future periods, which may be significantly higher.

Given current cash and cash equivalent balances, projected sales of real estate assets, Causes of Action recoveries, distributions declared, and expected cash needs, the Company does not expect a deficiency in liquidity in the next twelve months. Due to the uncertain nature of future net sales proceeds, recoveries and costs to be incurred, it is not possible to be certain that the current liquidity will be adequate to cover all future financial needs of the Company.  Creating contingent obligation agreements and/or seeking methods to reduce professional costs, including legal fees, and administrative costs are strategies that could be undertaken to address liquidity issues should they arise. These strategies could impact the Company’s ability to maximize recoveries from the settlement of unresolved Causes of Action.

Distributions

Distributions will be made at the sole discretion of the Liquidation Trustee in accordance with the provisions of the Plan and the Trust Agreement. As of November 10, 2022, the Liquidation Trustee has declared ten distributions to the Class A Interestholders. The distributions include a cash distribution on account of the then-allowed claims and a deposit is made into a restricted cash account for amounts that are or may become payable (a) in respect of Class A Interests that may be issued in the future upon the allowance of unresolved bankruptcy claims, (b) in respect of Class A Interests on account of recently allowed claims, (c) for holders of Class A Interests who failed to cash distribution checks mailed in respect of prior distributions, (d)  for distributions that were withheld due to pending avoidance actions and (e) for holders of Class A Interests for which the Trust is waiting for further beneficiary information.

As claims are resolved, additional Class A Interests may be issued or cancelled (see the Company’s Annual Report on Form 10-K filed on September 26, 2022, “Part 1, Item 1. Business, D. Plan Provisions Regarding the Company, 2. Treatment under the Plan of holders of claims against and equity interests in the Debtors and 3. Assets and liabilities of the Company”). Therefore, the total amount of a distribution declared may change between the date declared and the date paid. The Liquidation Trustee will continue to assess the adequacy of funds held and expects to make additional cash distributions on account of Class A Interests, but does not currently know the timing or amount of any such distribution(s).

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
The following tables summarize the distributions declared, distributions paid and the activity in the restricted cash account for the periods from February 15, 2019 (inception) through September 30, 2022 and from February 15, 2019 (inception) through November 10, 2022:

			During the Period from February 15, 2019 (inception) through September 30, 2022 ($ in Millions)			During the Period from February 15, 2019 (inception) through November 10, 2022 ($ in Millions)
	Date Declared	$ per Class A Interest	Total Declared	Paid	Restricted Cash Account	Total Declared	Paid	Restricted Cash Account

Distributions Declared
First	3/15/2019	$3.75	$44.70	$42.32	$2.38	$44.70	$42.32	$2.38
Second	1/2/2020	4.50	53.43	51.19	2.24	53.43	51.19	2.24
Third	3/31/2020	2.12	25.00	24.19	0.81	25.00	24.19	0.81
Fourth	7/13/2020	2.56	29.97	29.24	0.73	29.97	29.24	0.73
Fifth	10/19/2020	2.56	29.95	29.20	0.75	29.95	29.20	0.75
Sixth	1/7/2021	4.28	50.01	48.67	1.34	50.01	48.67	1.34
Seventh (a)	5/13/2021	2.58	30.02	29.33	0.69	30.02	29.33	0.69
Eighth	10/8/2021	3.44	40.02	39.14	0.88	40.02	39.14	0.88
Ninth	2/4/2021	3.44	39.98	39.15	0.83	39.98	39.15	0.83
Tenth	6/15/2022	5.63	65.02	64.19	0.83	65.02	64.19	0.83
Subtotal		$34.86	$408.10	$396.62	$11.48	$408.10	$396.62	$11.48

Distributions Returned / (Reversed)
Disallowed/cancelled (b)					(6.27)			(6.27)
Returned (c)					0.74			0.74
Forfeited (d)					(1.15)			(1.15)
Subtotal					(6.68)			(6.68)

Distributions Paid from Reserve Account (e)					(3.57)			(3.58)

Distributions Payable, Net				as of 9/30/2022:	$1.23		as of 11/10/2022:	$1.22

(a)	The seventh distribution included the cash the Trust received from Fair Funds.
(b)	As a result of claims being disallowed or Class A Interests cancelled.
(c)	Distribution checks returned or not cashed.
(d)	Distributions forfeited as Interestholders did not cash checks that were over 180 days old.
(e)	Paid as claims are allowed or resolved.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Contractual Obligations

As of September 30, 2022, the Company has contractual commitments related to construction contracts totaling approximately $0.60 million. The Company has an office lease that expires in January 2023. The Company has one six-month option to extend the lease. The Company expects that it will continue to lease office space until the liquidation process is completed.

Critical Accounting Policies and Practices

The Company’s consolidated financial statements are prepared in accordance with U.S. GAAP. The accounting policies and practices that the Company believes are the most critical are discussed below. These accounting policies and practices require management to make decisions on subjective and/or complex matters that may inherently be uncertain. Estimates are required to prepare the consolidated financial statements in conformity with U.S. GAAP. Significant estimates, judgments and assumptions are required in a number of areas, including, but not limited to, the sales price of real estate assets, selling costs, development costs, holding costs, potential warranty claims, and general and administrative costs to be incurred until the completion of the liquidation of the Company and estimated reserves for contingent liabilities. In many instances, changes in the accounting estimates are likely to occur from period to period. Actual results may differ from the estimates. The Company believes the current assumptions and other considerations used in preparing the consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in the Company’s consolidated financial statements, the resulting changes could have a material adverse effect on the Company’s net assets in liquidation.

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

Valuation of Real Estate

The measurement of real estate assets held for sale is based on current contracts (if any), estimates and other indications of sales value, net of estimated selling costs. To determine the value of real estate assets held for sale, the Company considered the three traditional approaches to value (cost, income and sales comparison) commonly used by the real estate appraisal community. The applicability and relevancy of each valuation approach as applied may differ by asset. In most cases, the sales comparison approach was accorded the greatest weight. This approach compares a property to other properties with similar characteristics that have recently sold. To validate management’s estimate, the Company also considers opinions from qualified real estate professionals and local real estate brokers and, in some cases, has obtained third party appraisals.

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

In connection with the preparation of our Form 10-Q, our management and the Liquidation Trustee assessed the effectiveness of our internal control over financial reporting as of September 30, 2022. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on its assessment, our management and the Liquidation Trustee believes that, as of September 30, 2022, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION (CONTINUED)

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

The appeal of the award granting fees and costs to Sidley Austin LLP remains pending.  The Trustee is due to file an opening brief in November 2022.

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

The Trust has filed over 400 legal actions of this nature, many of which have been resolved, resulting in recoveries by or judgments in favor of the Trust. Since inception and as of October 31, 2022, the Trust has obtained judgments of approximately $44.73 million, including default judgments of approximately $36.21 million and stipulated judgments of approximately $8.52 million. It is unknown at this time how much, if any, will ultimately be collected on the judgments.  Additionally, the Trust has entered into settlements in approximately 227 legal actions and approximately 245 potential avoidance claims for which litigation was not filed, resulting in aggregate settlements of approximately $18.17 million of cash payments made or due to the Trust and approximately $11.21 million in reductions of claims against the Trust.

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

o
Criminal proceeding and forfeiture.  In connection with the United States’ criminal case against Robert Shapiro (Case No. No. 19-20178-CR-ALTONAGA (S.D. Fla. 2019)), Shapiro agreed to the forfeiture of certain assets.  The Trust filed a petition in the Florida court to claim the Forfeited Assets as property of the Debtors’ estates, and therefore as property that had vested in the Trust pursuant to the Plan.  The Trust has entered into an agreement with the United States Department of Justice to resolve its claim.  The agreement was approved by the Bankruptcy Court on September 17, 2020 and was approved by the United States District Court on October 1, 2020.  Among other things, the agreement provides for the release of specified Forfeited Assets by the United States to the Trust, and for the Trust to liquidate those assets and distribute the net sale proceeds to Qualifying Victims, which include the vast majority of Trust beneficiaries—specifically, all former holders of Class 3 and 5 claims under the Plan and their permitted assigns—but do not include former holders of Class 4 claims under the Plan. The Trust has taken possession of the Forfeited Assets and has sold the wine and gold assets as well as an automobile.  Some of the jewelry, art, clothing, handbags and shoes have also been sold.

PART II. OTHER INFORMATION (CONTINUED)

Item 1. Legal Proceedings (Continued)
Wind-Down Group litigation. The Wind-Down Group owns a portfolio of real estate assets, which includes secured loans and other properties.  As part of its recovery efforts, the Wind-Down Group, through its subsidiaries, is involved in ordinary routine litigation incidental to such assets.  Among other litigation, certain Woodbridge entities (including the Trust, the Wind-Down Entity, and WB 8607 Honoapiilani, LLC) filed an action against Certain Underwriters at Lloyd’s of London in Los Angeles Superior Court, alleging that the defendant insurer breached its obligations under an insurance policy purchased to protect a property owned by WB 8607 Honoapiilani (a subsidiary of the Wind-Down Entity) in Hawaii, which property was destroyed by fire in August 2017.  The Superior Court granted the defendant’s motion for summary judgment, and on March 25, 2021 entered judgment in favor of the defendant.  The judgment provided that plaintiffs take nothing by way of the complaint.  Further, the judgment provided that defendant refund plaintiffs for the premium payments under the insurance policy at issue in the lawsuit ($110,829.43), less all amounts paid by the defendant in respect of claims under the policy ($97,770.38) and less defendant’s costs (defendant requested costs of $9,874.71).  Plaintiffs have appealed the judgment. The appeal has been fully briefed and is awaiting oral argument before the Court of Appeal, which argument is presently set to occur in November 2022.

PART II. OTHER INFORMATION (CONTINUED)
Item 1A.	Risk Factors

Not applicable, as the Company is a “smaller reporting company” within the meaning of Rule 12b-2 of the Exchange Act.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In accordance with the Plan, all Liquidation Trust Interests have been issued without registration under the Securities Act.  The Liquidation Trust Interests have been issued only to holders of allowed claims in Class 3, Class 4, and Class 5 under the Plan entirely in exchange for such claims.  See “Item 1.  Business - D. Plan Provisions Regarding the Company - 2. Treatment under the Plan of holders of claims against and equity interests in the Debtors” of our Annual Report on Form 10-K filed with the SEC on September 26, 2022.  During the period from February 15, 2019 (inception) through September 30, 2022, the Trust has issued an aggregate of 11,542,087 Class A Interests and an aggregate of 677,790 Class B Interests.  As of September 30, 2022, the Trust had 11,514,190 Class A Interests and 675,617 Class B Interests outstanding. All Liquidation Trust Interests were issued on the Plan Effective Date or from time to time thereafter as soon as practicable as and when claims in Class 3, Class 4 or Class 5 have become allowed.

During the three months ended September 30, 2022, the Trust issued the following Liquidation Trust Interests:

	Number of	Number of
	Class A	Class B	Nature of the	Consideration
Date of Sale	Interests Sold	Interests Sold	Transaction	Received

August 1, 2022	847.60	-	Allowance of	Allowance of
			claims	claims

August 29, 2022	557.18	-	Allowance of	Allowance of
			claims	claims

September 1, 2022	10.20	-	Allowance of	Allowance of
			claims	claims
Total	1,414.98	-

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

PART II. OTHER INFORMATION (CONTINUED)
Item 6.	Exhibits (Continued)
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

101
The following financial statements from the Woodbridge Liquidation Trust Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated statements of net assets in liquidation as of September 30, 2022 and June 30, 2022, (ii) consolidated statements of changes in net assets in liquidation for the three months ended September 30, 2022 and 2021, (iii) the notes to the consolidated financial statements. XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

 *Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Woodbridge Liquidation Trust

Date: November 10, 2022	By:	/s/ Michael I. Goldberg

Michael I. Goldberg,
Liquidation Trustee