Form 10-Q
period 2022-12-31
Woodbridge Liquidation Trust
filed 2023-02-10
CIK 1785494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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
Yes ☒  No ☐

Woodbridge Liquidation Trust
Form 10-Q
December 31, 2022

PART I.	FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements

Woodbridge Liquidation Trust and Subsidiaries Consolidated Statements of Net Assets in Liquidation As of December 31, 2022 and June 30, 2022
(Unaudited, $ In Thousands)

	12/31/2022	6/30/2022

Assets
Real estate assets held for sale, net (Note 3)	$29,441	$29,062
Cash and cash equivalents	27,868	96,810
Restricted cash (Note 4)	4,316	6,121
Other assets (Note 5)	1,157	5,825
Total assets	$62,782	$137,818

Liabilities
Accounts payable and accrued liabilities	$213	$119
Distributions payable	1,220	68,767
Accrued liquidation costs (Note 6)	22,197	34,537
Total liabilities	$23,630	$103,423

Commitments and Contingencies (Note 14)

Net Assets in Liquidation
Restricted for Qualifying Victims (Note 7)	$3,483	$3,485
All Interestholders	35,669	30,910
Total net assets in liquidation	$39,152	$34,395

See accompanying notes to unaudited consolidated financial statements.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries Consolidated Statements of Changes in Net Assets in Liquidation For the Three Months Ended December 31, 2022 and 2021
(Unaudited, $ in Thousands)

	Three Months Ended December 31, 2022			Three Months Ended December 31, 2021
	Restricted For Qualifying Victims	All Interestholders	Total	Restricted For Qualifying Victims	All Interestholders	Total

Net Assets in Liquidation as of beginning of period	$3,483	$34,433	$37,916	$3,167	$131,376	$134,543

Change in assets and liabilities (Note 8):
Restricted for Qualifying Victims -
Change in carrying value of assets and liabilities, net	-	-	-	36	-	36

All Interestholders:
Change in carrying value of assets and liabilities, net	-	1,236	1,236	-	32,752	32,752
Distributions (declared) reversed, net	-	-	-	-	(39,826)	(39,826)
Net change in assets and liabilities	-	1,236	1,236	-	(7,074)	(7,074)

Net Assets in Liquidation as of end of period	$3,483	$35,669	$39,152	$3,203	$124,302	$127,505

See accompanying notes to unaudited consolidated financial statements.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries Consolidated Statements of Changes in Net Assets in Liquidation For the Six Months Ended December 31, 2022 and 2021
(Unaudited, $ in Thousands)

	Six Months Ended December 31, 2022			Six Months Ended December 31, 2021

	Restricted For Qualifying Victims	All Interestholders	Total	Restricted For Qualifying Victims	All Interestholders	Total

Net Assets in Liquidation as of beginning of period	$3,485	$30,910	$34,395	$3,167	$126,373	$129,540

Change in assets and liabilities (Note 8):
Restricted for Qualifying Victims -
Change in carrying value of assets and liabilities, net	(2)	-	(2)	36	-	36

All Interestholders :
Change in carrying value of assets and liabilities, net	-	2,121	2,121	-	37,657	37,657
Distributions (declared) reversed, net	-	2,638	2,638	-	(39,728)	(39,728)
Net change in assets and liabilities	-	4,759	4,759	-	(2,071)	(2,071)

Net Assets in Liquidation as of end of period	$3,483	$35,669	$39,152	$3,203	$124,302	$127,505

See accompanying notes to unaudited consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2022 and 2021
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

Description of Business

The Trust is prosecuting various Causes of Action acquired by the Trust pursuant to the Plan and is resolving claims asserted against the Debtors. As of December 31, 2022, the Company is the plaintiff in several pending lawsuits. The Company has accrued an estimate of the amount of legal costs to be incurred to pursue this litigation, excluding contingent fees. As more fully discussed in Note 2, the Company’s consolidated financial statements do not include any estimate of future net recoveries from litigation and settlement, since the Company cannot reasonably estimate them.

The Wind-Down Entities’ operations are almost complete. As of December 31, 2022, one of the Wind-Down Subsidiaries owned one single-family home, located in Los Angeles, California. This single-family home is listed for sale. As of December 31, 2022, the Wind-Down Subsidiaries also owned two secured loans and two other properties located in other states (see Note 3.)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
For the Three and Six Months Ended December 31, 2022 and 2021
(Unaudited)
The Company is required to liquidate its assets and distribute available cash to the Trust beneficiaries. The liquidation activities are carried out by the Trust, the Wind-Down Entity and the Wind-Down Subsidiaries. As of December 31, 2022, the Company estimates that the liquidation activities will be completed by February 15, 2024.

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

The Company observes health and safety guidelines, including allowing its employees to work remotely. The Company will continue to evaluate the impact of the COVID-19 virus and other global health crises on its activities, including the time needed to market and sell its remaining real estate assets and the price at which these real estate assets will be sold. The ultimate impact of the COVID-19 virus and other global health crises will depend on many factors, some of which cannot be foreseen, including the duration, severity, and geographic concentrations of the pandemic and any resurgence of the disease.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
For the Three and Six Months Ended December 31, 2022 and 2021
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

The Company does not record any amount from the future settlement of unresolved Causes of Action or recoveries of Fair Funds in the accompanying consolidated financial statements since they cannot be reasonably estimated. The amount recovered may be material to the Company’s net assets in liquidation.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
For the Three and Six Months Ended December 31, 2022 and 2021
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

Accrued Liquidation Costs

The Company accrues for estimated liquidation costs to the extent they are reasonably determinable. These costs consist of (a) estimated development costs of the single-family homes, including construction and other project related costs, architectural and engineering, project management, city fees, bond payments (net of refunds), furnishings, marketing, estimated reserves for potential warranty claims and contingent liabilities and other costs; (b) estimated holding costs, including property taxes, insurance, maintenance, utilities and other; and (c) estimated general and administrative costs including payroll, legal and other professional fees, trustee and board fees, rent and other office related expenses, and other general and administrative costs to operate the Company.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
For the Three and Six Months Ended December 31, 2022 and 2021
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

The Company’s real estate assets held for sale as of December 31, 2022, with comparative information as of June 30, 2022, are as follows ($ in thousands) (unaudited):

	December 31, 2022				June 30, 2022

	Number of Assets	Gross Value	Closing and Other Costs	Net Value	Number of Assets	Gross Value	Closing and Other Costs	Net Value

Single-family home	1	$28,000	$(1,680)	$26,320	1	$28,000	$(1,680)	$26,320

Other real estate assets:
Secured loans	2	950	-	950	2	972	(40)	932
Other properties	2	2,450	(279)	2,171	2	2,000	(190)	1,810
Subtotal	4	3,400	(279)	3,121	4	2,972	(230)	2,742

Total	5	$31,400	$(1,959)	$29,441	5	$30,972	$(1,910)	$29,062

As of December 31, 2022, the single-family home was listed for sale and is located in the Los Angeles, California area. The two loans are secured by properties located in the state of Ohio and the state of Connecticut. The other properties are located in the state of Hawaii and the state of New York. As of December 31, 2022, the property located in the state of New York was under contract. Although the contingencies relating to this pending sale have been removed, no assurance can be given that the sale will close.

During the three months ended December 31, 2022, the Company did not sell any real estate assets. During the three months ended December 31, 2021, the Company sold two single-family homes and settled one secured loan for net proceeds of approximately $21,236,000.

During the six months ended December 31, 2022, the Company did not sell any real estate assets. During the six months ended December 31, 2021, the Company sold four single-family homes and settled one secured loan for net proceeds of approximately $63,680,000.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
For the Three and Six Months Ended December 31, 2022 and 2021
(Unaudited)
4)	Restricted Cash

The Company’s restricted cash as of December 31, 2022, with comparative information as of June 30, 2022, is as follows ($ in thousands) (unaudited):

	December 31, 2022	June 30, 2022

Forfeited Assets (Note 7)	$3,095	$2,395
Distributions restricted by the Company related to unresolved claims, distributions for recently allowed claims, uncashed distribution checks, distributions withheld due to pending avoidance actions and distributions that the Trust is waiting for further beneficiary information	1,221	3,726
Total restricted cash	$4,316	$6,121

5)	Other Assets

The Company’s other assets as of December 31, 2022, with comparative information as of June 30, 2022, are as follows ($ in thousands) (unaudited):

	December 31, 2022	June 30, 2022

Forfeited Assets (Note 7)	$542	$1,258
Settlement installment receivables, net (a)	405	756
Escrow receivables (b)	20	3,420
Other	190	391
Total other assets	$1,157	$5,825

(a) The allowance for uncollectible settlement installment receivables was approximately $33,000 and $7,000 as of December 31, 2022 and June 30, 2022, respectively.

(b) Escrow receivables as of December 31, 2022 relate to one single-family home that was sold during the year ended June 30, 2022. Escrow receivables as of June 30, 2022 relate to two single-family homes that were sold during the year ended June 30, 2022 and one single-family home sold prior to June 30, 2021. Amounts are typically released upon the completion of punch list items and/or obtaining a certificate of occupancy.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
For the Three and Six Months Ended December 31, 2022 and 2021
(Unaudited)
6)	Accrued Liquidation Costs

The following is a summary of the items included in accrued liquidation costs as of December 31, 2022, with comparative information as of June 30, 2022 ($ in thousands) (unaudited):

	December 31, 2022	June 30, 2022
Development costs:
Construction warranty	$4,184	$4,184
Construction costs	1,953	4,331
Indirect costs	102	170
Bond refunds	(388)	(506)
Total development costs	5,851	8,179

Holding costs:
Property tax	681	771
Insurance	325	388
Maintenance, utilities and other	195	428
Total holding costs	1,201	1,587

General and administrative costs:
Legal and other professional fees	8,648	12,377
Directors and officers insurance	2,508	2,508
Payroll and payroll-related	2,484	7,989
Board fees and expenses	495	630
State, local and other taxes	330	331
Other	680	936
Total general and administrative costs	15,145	24,771

Total accrued liquidation costs	$22,197	$34,537

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
For the Three and Six Months Ended December 31, 2022 and 2021
(Unaudited)
In March 2021, the Trust received certain Forfeited Assets from the DOJ, including cash, wine, jewelry, handbags, clothing, shoes, art, gold, an automobile and other assets. The Company recorded the total estimated net realizable value of the Forfeited Assets of approximately $3,459,000. During the three and six months ended December 31, 2022, the Company sold the automobile, some of the jewelry, handbags, clothing, shoes and art. During the year ended June 30, 2022, the Company sold the wine and gold and some of the handbags, clothing and shoes. The Forfeited Assets included in the Company’s December 31, 2022 and June 30, 2022 consolidated financial statements are as follows ($ in thousands) (unaudited):

	December 31, 2022	June 30, 2022

Restricted cash (Note 4)	$3,095	$2,395
Other assets (Note 5)	542	1,258
Accrued liquidation costs - primarily legal and professional fees	(154)	(168)
Net assets in liquidation - restricted for Qualifying Victims	$3,483	$3,485

8)	Net Change In Assets and Liabilities

Restricted for Qualifying Victims

The following provides details of the change in the carrying value of assets and liabilities, net during the three months ended December 31, 2022 ($ in thousands) (unaudited):

	Cash	Remeasure-
	Activities	ment	Total

Real estate assets, net	$-	$-	$-
Cash and cash equivalents	-	-	-
Restricted cash	131	-	131
Other assets	(136)	-	(136)
Total assets	$(5)	$-	$(5)

Accounts payable and accrued liabilities	$-	$-	$-
Accrued liquidation costs	(5)	-	(5)
Total liabilities	$(5)	$-	$(5)

Change in carrying value of assets and liabilities, net	$-	$-	$-

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
For the Three and Six Months Ended December 31, 2022 and 2021
(Unaudited)
The following provides details of the change in the carrying value of assets and liabilities, net during the three months ended December 31, 2021 ($ in thousands) (unaudited):

	Cash	Remeasure-
	Activities	ment	Total

Real estate assets, net	$-	$-	$-
Cash and cash equivalents	-	-	-
Restricted cash	389	-	389
Other assets	(406)	36	(370)
Total assets	$(17)	$36	$19

Accounts payable and accrued liabilities	$-	$-	$-
Accrued liquidation costs	(17)	-	(17)
Total liabilities	$(17)	$-	$(17)

Change in carrying value of assets and liabilities, net	$-	$36	$36

The following provides details of the change in the carrying value of assets and liabilities, net during the six months ended December 31, 2022 ($ in thousands) (unaudited):

	Cash	Remeasure-
	Activities	ment	Total

Real estate assets, net	$-	$-	$-
Cash and cash equivalents	-	-	-
Restricted cash	700	-	700
Other assets	(716)	-	(716)
Total assets	$(16)	$-	$(16)

Accounts payable and accrued liabilities	$-	$-	$-
Accrued liquidation costs	(14)	-	(14)
Total liabilities	$(14)	$-	$(14)

Change in carrying value of assets and liabilities, net	$(2)	$-	$(2)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
For the Three and Six Months Ended December 31, 2022 and 2021
(Unaudited)
The following provides details of the change in the carrying value of assets and liabilities, net during the six months ended December 31, 2021 ($ in thousands) (unaudited):

	Cash	Remeasure-
	Activities	ment	Total

Real estate assets, net	$-	$-	$-
Cash and cash equivalents	-	-	-
Restricted cash	370	-	370
Other assets	(406)	36	(370)
Total assets	$(36)	$36	$-

Accounts payable and accrued liabilities	$-	$-	$-
Accrued liquidation costs	(36)	-	(36)
Total liabilities	$(36)	$-	$(36)

Change in carrying value of assets and liabilities, net	$-	$36	$36

All Interestholders

The following provides details of the change in the carrying value of assets and liabilities, net during the three months ended December 31, 2022 ($ in thousands) (unaudited):

	Cash	Remeasure-
	Activities	ment	Total

Real estate assets, net	$(10)	$401	$391
Cash and cash equivalents	(3,999)	-	(3,999)
Restricted cash	(1)	-	(1)
Other assets	(511)	1	(510)
Total assets	$(4,521)	$402	$(4,119)

Accounts payable and accrued liabilities	$(8)	$118	$110
Accrued liquidation costs	(4,594)	(871)	(5,465)
Total liabilities	$(4,602)	$(753)	$(5,355)

Change in carrying value of assets and liabilities, net	$81	$1,155	$1,236

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
For the Three and Six Months Ended December 31, 2022 and 2021
(Unaudited)
The following provides details of the distributions (declared) reversed, net during the three months ended December 31, 2022 ($ in thousands) (unaudited):

Distributions declared	$-
Distributions reversed	-
Distributions declared, net	$-

Distributions payable decreased by approximately $6,000 during the three months ended December 31, 2022.

The following provides details of the change in the carrying value of assets and liabilities, net during the three months ended December 31, 2021 ($ in thousands) (unaudited):

	Cash	Remeasure-
	Activities	ment	Total

Real estate assets, net	$(21,247)	$5,289	$(15,958)
Cash and cash equivalents	13,547	-	13,547
Restricted cash	-	-	-
Other assets	(307)	25,902	25,595
Total assets	$(8,007)	$31,191	$23,184

Accounts payable and accrued liabilities	$(184)	$1,262	$1,078
Accrued liquidation costs	(8,489)	(2,157)	(10,646)
Total liabilities	$(8,673)	$(895)	$(9,568)

Change in carrying value of assets and liabilities, net	$666	$32,086	$32,752

The following provides details of the distributions (declared) reversed, net during the three months ended December 31, 2021 ($ in thousands) (unaudited):

Distributions declared	$(40,017)
Distributions reversed	191
Distributions declared, net	$(39,826)

Distributions payable increased by approximately $618,000 during the three months ended December 31, 2021.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
For the Three and Six Months Ended December 31, 2022 and 2021
(Unaudited)
The following provides details of the change in the carrying value of assets and liabilities, net during the six months ended December 31, 2022 ($ in thousands) (unaudited):

	Cash	Remeasure-
	Activities	ment	Total

Real estate assets, net	$(22)	$401	$379
Cash and cash equivalents	(6,539)	-	(6,539)
Restricted cash	1	-	1
Other assets	(3,843)	(109)	(3,952)
Total assets	$(10,403)	$292	$(10,111)

Accounts payable and accrued liabilities	$(33)	$127	$94
Accrued liquidation costs	(11,074)	(1,252)	(12,326)
Total liabilities	$(11,107)	$(1,125)	$(12,232)

Change in carrying value of assets and liabilities, net	$704	$1,417	$2,121

The following provides details of the distributions (declared) reversed, net during the six months ended December 31, 2022 ($ in thousands) (unaudited):

Distributions declared	$-
Distributions reversed	2,638
Distributions declared, net	$2,638

Distributions payable decreased by approximately $67,547,000 during the six months ended December 31, 2022.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
For the Three and Six Months Ended December 31, 2022 and 2021
(Unaudited)
The following provides details of the change in the carrying value of assets and liabilities, net during the six months ended December 31, 2021 ($ in thousands) (unaudited):

	Cash	Remeasure-
	Activities	ment	Total

Real estate assets, net	$(63,701)	$8,254	$(55,447)
Cash and cash equivalents	48,350	-	48,350
Restricted cash	-	-	-
Other assets	(1,007)	26,725	25,718
Total assets	$(16,358)	$34,979	$18,621

Accounts payable and accrued liabilities	$(184)	$1,311	$1,127
Accrued liquidation costs	(17,212)	(2,951)	(20,163)
Total liabilities	$(17,396)	$(1,640)	$(19,036)

Change in carrying value of assets and liabilities, net	$1,038	$36,619	$37,657

The following provides details of the distributions (declared) reversed, net during the six months ended December 31, 2021 ($ in thousands) (unaudited):

Distributions declared	$(40,017)
Distributions reversed	289
Distributions declared, net	$(39,728)

Distributions payable increased by approximately $481,000 during the six months ended December 31, 2021.

9)	Credit Agreement

The Company does not currently have any outstanding credit agreements.  On May 16, 2022, the Company terminated its prior credit agreement.  Also, the Company never had outstanding borrowings on its credit agreement.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
For the Three and Six Months Ended December 31, 2022 and 2021
(Unaudited)
10)	Beneficial Interests

The following table summarizes the Liquidation Trust Interests (rounded) for the six months ended December 31, 2022 and 2021 (unaudited):

	For the Six Months Ended December 31,
	2022		2021
Liquidation Trust Interests	Class A	Class B	Class A	Class B

Outstanding at beginning of period	11,513,535	675,617	11,512,855	654,784
Allowed claims	1,348	-	302	-
5% enhancement for certain allowed claims	67	-	-	-
Settlement of claims by cancelling Liquidation Trust Interests	(760)	-	(1,392)	(167)
Outstanding at end of period	11,514,190	675,617	11,511,765	654,617

Of the 11,514,190 Class A Interests outstanding at December 31, 2022, 11,436,259 are held by Qualifying Victims (Note 7).

At the Plan Effective Date, certain claims were disputed. As those disputed claims are resolved, additional Class A Interests and (if applicable) Class B Interests are issued on account of allowed claims or Class A Interests and (if applicable) Class B Interests are cancelled. No Class A Interests or Class B Interests are issued on account of disallowed claims. The following table summarizes the unresolved claims against the Debtors as they relate to Liquidation Trust Interests (rounded) for the six months ended December 31, 2022 and 2021 (unaudited):

	For the Six Months Ended December 31,
	2022		2021
Liquidation Trust Interests	Class A	Class B	Class A	Class B

Reserved for unresolved claims at beginning of period	90,793	333	124,609	5,011
Allowed claims	(1,348)	-	(302)	-
5% enhancement for certain allowed claims	-	-	-	-
Disallowed claims	(75,570)	-	(10,547)	-
Reserved for unresolved claims at end of period	13,875	333	113,760	5,011

Of the 13,875 Class A Interests relating to unresolved claims at December 31, 2022, 1,880 would be held by Qualifying Victims (Note 7).

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
For the Three and Six Months Ended December 31, 2022 and 2021
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

No distributions were declared or paid during the three months ended December 31, 2022. During the three months ended December 31, 2021, one distribution was declared and paid ($ in millions, except for $ per Class A Interest):

			Three months ended December 31, 2022			Three months ended December 31, 2021
	Date Declared	$ per Class A Interest	Total Declared	Paid	Deposits Into Restricted Cash Account	Total Declared	Paid	Deposits Into Restricted Cash Account

Eighth	10/8/2021	$3.44	$-	$-	$-	$40.02	$39.14	$0.88

One distribution was paid during the six months ended December 31, 2022 relating to the tenth distribution and another distribution was declared and paid during the six months ended December 31, 2021, relating to the eighth distribution ($ in millions, except for $ per Class A Interest):

				Six months ended December 31, 2022			Six months ended December 31, 2021
	Date Declared		$ per Class A Interest	Total Declared	Paid	Deposits Into Restricted Cash Account	Total Declared	Paid	Deposits Into Restricted Cash Account
Tenth	6/15/2022	(a)	$5.63	$-	$64.19	$0.82	$-	$-	$-
Eighth	10/8/2021		3.44	-	-	-	40.02	39.14	0.88
Total				$-	$64.19	$0.82	$40.02	$39.14	$0.88

a)  The distribution was declared on June 15, 2022 and paid on July 15, 2022.

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

During the three months ended December 31, 2022 and 2021, as (a) claims were resolved, (b) claims were recently allowed, (c) addresses for holders of uncashed distribution checks were obtained, (d) pending avoidance actions were resolved and (e) further beneficiary information was received, distributions of approximately $6,000 and $75,000, respectively, and during the six months ended December 31, 2022 and 2021, approximately $657,000 and $113,000, respectively, were paid to holders of Class A Interests from the restricted cash account and distributions payable were reduced by the same amount.

During the three months ended December 31, 2022 and 2021, as a result of claims being disallowed or Class A Interests being cancelled, approximately $0 and $191,000, respectively, and during the six months ended December 31, 2022 and 2021, approximately $2,638,000 and $289,000 were released from the restricted cash account and distributions payable were reduced by the same amount.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
For the Three and Six Months Ended December 31, 2022 and 2021
(Unaudited)
As a result of distribution checks that had not been cashed within 180 days of their issuance, Interestholders were deemed to have forfeited their rights to reserved and future Class A Interest distributions. During the three and six months ended December 31, 2022, some Interestholders that had previously been deemed to have been forfeited their rights to receive Class A Interest distributions had responded and therefore approximately $0 and $12,000, respectively, was added to the restricted cash account and distributions payable were increased by the same amount. During the three and six months ended December 31, 2021, no Interestholders were deemed to have forfeited their rights to reserved and future Class A distributions.

12)	Related Party Transactions

Terry Goebel, a member of the Trust Supervisory Board, is president and a principal owner of G3 Group LA (G3), a construction firm specializing in the development of high-end luxury residences. G3 is owned by Terry Goebel and his son Kelly Goebel. As of December 31, 2022, the Company was under contract with G3 for the development of one single-family home in Los Angeles, California. As of December 31, 2022 and June 30, 2022 the remaining amounts payable under this contract were approximately $438,000 and $438,000, respectively. During the three months ended December 31, 2022 and 2021, approximately $0 and $1,894,000, respectively, and during the six months ended December 31, 2022 and 2021, approximately, $0 and $3,176,000 were paid by the Company to G3 related to this contract.

The Liquidation Trustee of the Trust is entitled to receive 5% of the total gross amount recovered by the Trust from the pursuit of the Causes of Action. During the three months ended December 31, 2022 and 2021, approximately $2,000 and $1,262,000, respectively, and during the six months ended December 31, 2022 and 2021, approximately, $9,000 and $1,311,000, respectively, were accrued as amounts due to the Liquidation Trustee, respectively. As of December 31, 2022 and June 30, 2022, approximately $92,000 and $81,000, respectively, were payable to the Liquidation Trustee. These amounts are included in accounts payable and accrued liabilities in the accompanying consolidated statements of net assets in liquidation. During the three months ended December 31, 2022 and 2021, approximately $0 and $184,000, respectively, and during the six months ended December 31, 2022 and 2021, approximately, $0 and $184,000, respectively, were paid to the Liquidation Trustee.

In November 2019, the Trust entered into an arrangement with Akerman LLP, a law firm based in Miami, Florida of which the Liquidation Trustee is a partner, for the provision, at the option of the Trust on an as-needed basis, of e-discovery and related litigation support services in connection with the Trust’s prosecution of the Causes of Action. Under the arrangement, the Trust is charged for the services at scheduled rates per task which, depending on specific task, include flat rates, rates based on volume of data processed, rates based on the number of data users, the hourly rates of Akerman LLP personnel, or other rates. During the three months ended December 31, 2022 and 2021, respectively, approximately $79,000 and $107,000, respectively, and during the six months ended December 31, 2022 and 2021, respectively, approximately $194,000 and $214,000 were paid related to these services and there are no outstanding payables as of December 31, 2022 and June 30, 2022.

The executive officers of the Wind-Down Entity are entitled to a bonus based on the Wind-Down Entity achieving certain specified cumulative amounts of distributions to the Trust. Based on the carrying amounts of the net assets in liquidation included in the accompanying consolidated statements of net assets in liquidation, approximately $0 and $3,000,000 were accrued as of December 31, 2022 and June 30, 2022, respectively, as the estimated amount of the bonus (including associated payroll taxes). This amount is included in the payroll and payroll-related costs portion of accrued liquidation costs in the accompanying consolidated statement of net assets in liquidation. During the three and six months ended December 31, 2022 and 2021, $1,200,000 and $692,000, respectively, and $3,373,000 and $692,000, respectively, were paid related to executive bonuses.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
For the Three and Six Months Ended December 31, 2022 and 2021
(Unaudited)
13)	Causes of Action

During the three and six months ended December 31, 2022 and 2021, the Company recorded the following amounts from the settlement of Causes of Action ($ in thousands):

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2022	2021	2022	2021

Other settlement recoveries	$41	$429	$231	$1,400
Comerica Bank	-	24,815	-	24,815
Total	$41	$25,244	$231	$26,215

The Company also recorded liabilities of 5% of the settlement as amounts payable to the Liquidation Trustee and an allowance for uncollectible settlement installment receivables.

14)	Commitments and Contingencies

As of December 31, 2022, the Company had construction contracts under which approximately $400,000 was unpaid.

The Company had a lease for its office space that expired on August 31, 2021. On June 4, 2021, the Company entered into a new office lease at a different location. The new lease was for the period from August 1, 2021 through July 31, 2022 and had two six-month options to extend the lease. On May 16, 2022, the Company extended its lease for six months and on November 16, 2022, the Company exercised its second option and extended its lease for an additional six months. In addition, the Company amended its lease to include a third six-month option to extend. The monthly base rent is approximately $4,000 plus common area maintenance charges. The amount of rent paid, including common area maintenance and parking charges, during the three months ended December 31, 2022 and 2021, was approximately $13,000 and $1,000, respectively, and during the six months ended December 31, 2022 and 2021, was approximately $25,000 and $51,000, respectively. The Company has one additional six-month option to extend the lease.

The Company has part-time employment agreements with executive officers through December 31, 2023.

The Company is not presently the defendant in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company.

15)	Subsequent Events

The Company evaluates subsequent events up until the date the unaudited consolidated financial statements are issued.

Distributions

As a result of distribution checks that had not been cashed within 180 days of their issuance, Interestholders were deemed to have forfeited their rights to reserved and future Class A Interest distributions. During the period from January 1, 2023 through February 10, 2023, an Interestholder that had previously been deemed to have been forfeited their rights to receive Class A Interest distributions had responded and therefore approximately $14,000 was added to the restricted cash account and distributions payable were increased by the same amount.

During the period from January 1, 2023 through February 10, 2023, as (a) claims were resolved, (b) claims were recently allowed, (c) addresses for holders of uncashed distribution checks were obtained, (d) pending avoidance actions were resolved and (e) further beneficiary information was received, distributions of approximately $14,000 were paid to holders of Class A Interests from the restricted cash account and distributions payable were reduced by the same amount.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
For the Three and Six Months Ended December 31, 2022 and 2021
(Unaudited)
Sales/Settlement of Real Estate Assets

On January 30, 2023, the Company entered into an agreement to sell its last single-family home remaining in the Company’s real asset portfolio. The closing of the sale is subject to a number of contingencies, including the satisfactory completion of the purchaser’s due diligence. No assurance can be given that all such contingencies will be satisfied or that the closing of the sale will occur.  Neither the Company nor any of its affiliates has any material relationship with the purchaser other than in respect of the transaction.

On January 3, 2023, the Company settled one secured loan for approximately $785,000.

Forfeited Assets

During the period from January 1, 2023 through February 10, 2023, the Company realized net proceeds of approximately $16,000 from the sale of Forfeited Assets.

On February 7, 2023, the Trust was informed that the DOJ had received additional Forfeited Assets from a co-defendant of Robert Shapiro and that the DOJ would like to release these Forfeited Assets to the Trust. The Trust has not entered into an agreement with the DOJ for the release of these Forfeited Assets. It is expected that the proceeds from these Forfeited Assets would be distributed to Qualifying Victims (see Note 7). The Trust is unable to estimate the amount and timing of the release of these Forfeited Assets, if any.

Other Refunds

During the period from January 1, 2023 through February 10, 2023, the Company received approximately $23,000 of property tax refunds.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
The Trust operates pursuant to the Plan and the Trust Agreement. The Trust was formed as a Delaware statutory trust and is administered by the Liquidation Trustee under the supervision of its Supervisory Board. The Wind-Down Entity, a wholly-owned subsidiary of the Trust, operates pursuant to the Plan and the Wind-Down Entity LLC Agreement. The Wind-Down Entity was formed as a Delaware limited liability company and is administered by its Board of Managers. One member of the Board of Managers is also a member of the Supervisory Board of the Trust.

The Bankruptcy Court has retained certain jurisdictions regarding the Trust, the Liquidation Trustee, the Supervisory Board, the Wind-Down Entity, the Board of Managers, and assets of the Trust and the Wind-Down Entity, including the determination of all disputes arising out of or related to administration of the Trust and the Wind-Down Entity and its subsidiaries.

As of December 31, 2022, the number of Liquidation Trust Interests outstanding in each class is as follows:

Class of Interest	Number Outstanding

Class A Liquidation Trust Interets	11,514,190

Class B Liquidation Trust Interets	675,617

For each of the classes of Liquidation Trust Interests, the number of Liquidation Trust Interests outstanding will increase to the extent that the disputed claims become allowed claims. In addition, the number of Liquidation Trust Interests outstanding will decrease to the extent that disputed claims are settled by cancelling previously issued Liquidation Trust Interests.

Since the Plan Effective Date through December 31, 2022, the Wind-Down Subsidiaries have disposed of approximately 145 properties for aggregate net sales proceeds of approximately $552.30 million. As of December 31, 2022, the Company owned five real estate assets (including one single-family home listed for sale and one other real estate asset under contract) with a gross carrying value of approximately $31.40 million. Given the significantly smaller inventory of remaining real estate assets when compared to the inventory as of the Plan Effective Date, the amount of net proceeds from the sale of real estate assets in the future is likely to be less than the amount realized from the Plan Effective Date through December 31, 2022. The Company expects to complete the liquidation of its assets during the fiscal year ending June 30, 2024.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Discussion of the Company’s Operations

Three months ended December 31, 2022

The following is a summary of the Consolidated Statement of Changes in Net Assets in Liquidation for the three months ended December 31, 2022 ($ in thousands):

	Restricted for Qualifying Victims	All Interestholders	Total

Net assets in liquidation as of September 30, 2022	$3,483	$34,433	$37,916

Change in assets and liabilities:
Restricted for Qualifying Victims - change in carrying value of assets and liabilities, net	-	-	-

All Interestholders-
Change in carrying value of assets and liabilities, net	-	1,236	1,236
Distributions (declared) reversed, net	-	-	-
Net change in assets and liabilities	-	1,236	1,236

Net assets in liquidation, as of December 31, 2022	$3,483	$35,669	39,152

Net assets in liquidation – Restricted for Qualifying Victims - there was no change during the three months ended December 31, 2022.

Net assets in liquidation – All Interestholders increased by approximately $1.24 million during the three-month period ended December 31, 2022. This increase was due to an increase in the carrying value of assets and liabilities of approximately $1.24 million, net.

 The components of the changes in the carrying value of assets and liabilities, net are as follows ($ in thousands):

	Restricted for Qualifying Victims	All Interestholders	Total

Remeasurement of assets and liabilities, net	$-	$910	$910
Settlement recoveries recognized, net (1)	-	40	40
Other	-	286	286

Change in carrying value of assets and liabilities, net	$-	$1,236	$1,236

(1)
Net of 5% payable to the Liquidation Trustee of approximately $2 and a reversal of an allowance for uncollectible settlement installment receivables of approximately $2 during the three months ended December 31, 2022.

During the three months ended December 31, 2022, the Company:

•	Received net proceeds from the sale of Forfeited Assets of approximately $0.14 million.

•	Completed construction of one single-family home (41 King Street).

•	Recorded approximately $0.04 million from the settlement of Causes of Action, net of 5% payable to the Liquidation Trustee and an allowance for uncollectible installment receivables.

•	Paid construction costs of approximately $0.28 million relating to single-family homes under development.

•	Paid holding costs of approximately $0.19 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
•
Paid general and administrative costs of approximately $4.14 million, including approximately $0.16 million of board member fees and expenses, approximately $2.37 million of payroll and other general and administrative costs and approximately $1.61 million of professional fees.

For the three months ended December 31, 2021

The following is a summary of the Consolidated Statement of Changes in Net Assets in Liquidation for the three months ended December 31, 2021 ($ in thousands):

	Restricted for Qualifying Victims	All Interestholders	Total

Net assets in liquidation as of September 30, 2021	$3,167	$131,376	$134,543

Change in assets and liabilities:
Restricted for Qualifying Victims - change in carrying value of assets and liabilities, net	36	-	36

All Interestholders-
Change in carrying value of assets and liabilities, net	-	32,752	32,752
Distributions (declared) reversed, net	-	(39,826)	(39,826)
Net change in assets and liabilities	-	(7,074)	(7,074)

Net assets in liquidation, as of December 31, 2021	$3,203	$124,302	127,505

Net assets in liquidation – Restricted for Qualifying Victims increased by approximately $0.04 million during the three months ended December 31, 2021.

Net assets in liquidation – All Interestholders increased approximately $7.07 million during the three months ended December 31, 2021. This increase was due to changes in the carrying value of assets and liabilities, net of approximately $32.75 million and distributions declared (reversed) of approximately $39.82 million.

The components of the change in the carrying value of assets and liabilities, net are as follows ($ in thousands):

	Restricted for Qualifying Victims	All Interestholders	Total

Causes of Action, net(1):
Comerica Bank	$-	$23,574	$23,574
Other settlement agreements	-	408	408
Remeasurement of assets and liabilities, net	36	4,989	5,025
Sales proceeds in excess of carrying value	-	3,388	3,388
Other	-	393	393

Change in carrying value of assets and liabilities, net	$36	$32,752	$32,788

(1)	Net of 5% payable to the Liquidation Trustee of approximately $1,241 for Comerica Bank and $21 for other settlement agreements during the three months ended December 31, 2021.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
During the three months ended December 31, 2021, the Company:

•	Declared a distribution of $3.44 per Class A Interest totaling approximately $40.02 million.

•	Reversed distributions of approximately $0.19 primarily from claims being disallowed or Class A Interests being cancelled.

•	Sold wine and a portion of the gold Forfeited Assets for net proceeds of approximately $0.37 million.

•	Sold two single-family homes and settled one secured loan for net proceeds of approximately $21.24 million. One of the single-family homes was under construction.

•
Recorded approximately $24.81 million from the settlement of the two pending actions against Comerica Bank  and approximately $0.43 million from the settlement of other Causes of Action, net of 5% payable to the Liquidation Trustee.

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

Six months ended December 31, 2022

The following is a summary of the Consolidated Statement of Changes in Net Assets in Liquidation for the six months ended December 31, 2022 ($ in thousands):

	Restricted for Qualifying Victims	All Interestholders	Total

Net assets in liquidation as of June 30, 2022	$3,485	$30,910	$34,395

Change in assets and liabilities:
Restricted for Qualifying Victims - change in carrying value of assets and liabilities, net	(2)	-	(2)

All Interestholders-
Change in carrying value of assets and liabilities, net	-	2,121	2,121
Distributions (declared) reversed, net	-	2,638	2,638
Net change in assets and liabilities	-	4,759	4,759

Net assets in liquidation, as of December 31, 2022	$3,483	$35,669	39,152

Net assets in liquidation – Restricted for Qualifying Victims decreased by approximately $0.002 million during the six months ended December 31, 2022.

Net assets in liquidation – All Interestholders increased by approximately $4.76 million during the six-month period ended December 31, 2022. This increase was due to an increase in the carrying value of assets and liabilities of approximately $2.12 million, net and distributions reversed of approximately $2.64 million for disallowed claims and cancelled interests.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
The components of the changes in the carrying value of assets and liabilities, net are as follows ($ in thousands):

	Restricted for Qualifying Victims	All Interestholders	Total

Remeasurement of assets and liabilities, net	$(2)	$1,199	$1,197
Settlement recoveries recognized, net (1)	-	194	194
Other	-	728	728

Change in carrying value of assets and liabilities, net	$(2)	$2,121	$2,119

(1)
Net of 5% payable to the Liquidation Trustee of approximately $10 and an allowance for uncollectible settlement installment receivables of approximately $27 during the six months ended December 31, 2022.

During the six months ended December 31, 2022, the Company:

•	Reversed distributions of approximately $2.64 million primarily from claims being disallowed or Class A Interests being cancelled.

•	Received net proceeds from the sale of Forfeited Assets of approximately $0.71 million.

•	Completed construction of one single-family home (41 King Street).

•	Recorded approximately $0.23 million from the settlement of Causes of Action, net of 5% payable to the Liquidation Trustee and an allowance for uncollectible installment receivables.

•	Paid construction costs of approximately $1.55 million relating to single-family homes under development.

•	Paid holding costs of approximately $0.47 million.

•
Paid general and administrative costs of approximately $9.10 million, including approximately $0.32 million of board member fees and expenses, approximately $5.40 million of payroll and other general and administrative costs and approximately $3.39 million of professional fees.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
For the six months ended December 31, 2021

The following is a summary of the Consolidated Statement of Changes in Net Assets in Liquidation for the six months ended December 31, 2021 ($ in thousands):

	Restricted for Qualifying Victims	All Interestholders	Total

Net assets in liquidation as of June 30, 2021	$3,167	$126,373	$129,540

Change in assets and liabilities:
Restricted for Qualifying Victims - change in carrying value of assets and liabilities, net	36	-	36

All Interestholders-
Change in carrying value of assets and liabilities, net	-	37,657	37,657
Distributions (declared) reversed, net	-	(39,728)	(39,728)
Net change in assets and liabilities	-	(2,071)	(2,071)

Net assets in liquidation, as of December 31, 2021	$3,203	$124,302	127,505

Net assets in liquidation – Restricted for Qualifying Victims increased by approximately $0.04 million during the six months ended December 31, 2021.

Net assets in liquidation – All Interestholders decreased approximately $2.07 million during the six months ended December 31, 2021. This decrease was due to changes in the carrying value of assets and liabilities, net of approximately $37.66 million and distributions declared (reversed) of approximately $39.73 million.

The components of the change in the carrying value of assets and liabilities, net are as follows ($ in thousands):

	Restricted for Qualifying Victims	All Interestholders	Total

Causes of Action, net(1):
Comerica Bank	$-	$23,575	$23,575
Other settlement agreements	-	1,333	1,333
Sales proceeds in excess of carrying value	-	6,460	6,460
Remeasurement of assets and liabilities, net	36	5,801	5,837
Other	-	488	488

Change in carrying value of assets and liabilities, net	$36	$37,657	$37,693

(1)	Net of 5% payable to the Liquidation Trustee of approximately $1,241 for Comerica Bank and $70 for other settlement agreements during the six months ended December 31, 2021.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
During the six months ended December 31, 2021, the Company:

•	Declared a distribution of $3.44 per Class A Interest totaling approximately $40.02 million.

•	Reversed distributions of approximately $0.29 primarily from claims being disallowed or Class A Interests being cancelled.

•	Sold the wine and a portion of the gold Forfeited Assets for net proceeds of approximately $0.37 million.

•	Sold four single-family homes and settled one secured loan for net proceeds of approximately $63.68 million. One of the single-family homes was under construction.

•
Recorded approximately $24.81 million from the settlement of the two pending actions against Comerica Bank and approximately $1.40 million from the settlement of other Causes of Action, net of 5% payable to the Liquidation Trustee.

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

Liquidity and Capital Resources

Liquidity

The Company’s only sources for meeting its capital requirements are its cash and cash equivalents, proceeds from the sale of its real estate assets, recoveries on Causes of Action and proceeds from the sale of Forfeited Assets1. The Company’s primary uses of funds are and will continue to be for distributions, development costs including warranty claims, holding costs and general and administrative costs, all of which the Company expects to be able to adequately fund over the next twelve months from its primary sources of capital.

1 The Trust is required to distribute the net sale proceeds from liquidating the Forfeited Assets to the Qualifying Victims. Qualifying Victims are the former holders of Class 3 and Class 5 Claims and their permitted assigns. Former holders of Class 4 Claims are not Qualifying Victims. Because of the requirement to distribute the net sale proceeds of the Forfeited Assets to the Qualifying Victims only, the Forfeited Assets as of December 31, 2022 are presented in the consolidated statement of net assets as restricted net assets in liquidation. As of December 31, 2022, 11,436,259 of the 11,514,190 Class A Interests were held by Qualifying Victims. Of the 13,875 Class A Interests relating to unresolved claims as of December 31, 2022, 1,880 would be held by Qualifying Victims.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Capital Resources

In addition to consolidated cash and cash equivalents as of December 31, 2022 of approximately $32.18 million (of which approximately $4.32 million is restricted), the capital resources available to the Company are as follows:

•
Sales of Real Estate:  The Wind-Down Group is in the process of marketing and selling its real estate assets, all of which are held for sale.  One single-family home is listed for sale and one other real estate asset was under contract as of December 31, 2022. As of December 31, 2022, the Company owned a total of five real estate assets with a gross carrying value of approximately $31.40 million. The majority of the gross carrying value is concentrated in one single-family home. Based on the remaining assets of the Company, future net proceeds will be significantly less than the Company has realized in prior periods.

•
Causes of Action Recoveries:  During the three and six months ended December 31, 2022, the Company recognized approximately $0.04 million and $0.23 million, respectively, from the settlement of Causes of Action. There can be no assurance that the amounts the Company recovers from settling Causes of Action in the future will be consistent with the amount recovered in prior periods.

•
Forfeited Assets:  Forfeited Assets consist of cash and other assets (jewelry, art, clothing, handbags and shoes). During the three and six months ended December 31, 2022, the Trust sold some of its Forfeited Assets and received net proceeds of approximately $0.14 million and $0.71 million, respectively. As noted earlier, net sale proceeds from liquidating the Forfeited Assets are to be distributed only to Qualifying Victims.

 Uses of Liquidity

The primary uses of the Company’s liquidity are to pay (a) distributions payable, (b) development costs including warranty claims, (c) holding costs including maintenance and repair costs, and (d) general and administrative costs. As of December 31, 2022, the Company’s total liabilities were approximately $23.63 million. The total liabilities recorded as of December 31, 2022 may not be indicative of the costs paid in future periods, which may vary materially from the current estimate.

Given current cash and cash equivalent balances, projected sales of real estate assets, estimated Causes of Action recoveries, distributions declared, and expected cash needs, the Company does not expect a deficiency in liquidity in the next twelve months. Due to the uncertain nature of future net sales proceeds, recoveries and costs to be incurred, it is not possible to be certain that the current liquidity will be adequate to cover all future financial needs of the Company.  Creating contingent obligation agreements and/or seeking methods to reduce professional costs, including legal fees, and administrative costs are strategies that could be undertaken to address liquidity issues should they arise. These strategies could impact the Company’s ability to maximize recoveries from the settlement of unresolved Causes of Action.

Distributions

Distributions will be made at the sole discretion of the Liquidation Trustee in accordance with the provisions of the Plan and the Trust Agreement. As of February 10, 2023, the Liquidation Trustee has declared ten distributions to the Class A Interestholders. The distributions include a cash distribution on account of the then-allowed claims and a deposit is made into a restricted cash account for amounts that are or may become payable (a) in respect of Class A Interests that may be issued in the future upon the allowance of unresolved bankruptcy claims, (b) in respect of Class A Interests on account of recently allowed claims, (c) for holders of Class A Interests who failed to cash distribution checks mailed in respect of prior distributions, (d)  for distributions that were withheld due to pending avoidance actions and (e) for holders of Class A Interests for which the Trust is waiting for further beneficiary information.

As claims are resolved, additional Class A Interests may be issued or cancelled (see the Company’s Annual Report on Form 10-K filed on September 26, 2022, “Part 1, Item 1. Business, D. Plan Provisions Regarding the Company, 2. Treatment under the Plan of holders of claims against and equity interests in the Debtors and 3. Assets and liabilities of the Company”). Therefore, the total amount of a distribution declared may change between the date declared and the date paid. The Liquidation Trustee will continue to assess the adequacy of funds held and expects to make additional cash distribution(s) on account of Class A Interests, but does not currently know the timing or amount of any such distribution(s).

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

The following tables summarize the distributions declared, distributions paid and the activity in the restricted cash account for the periods from February 15, 2019 (inception) through December 31, 2022 and from February 15, 2019 (inception) through February 10, 2023:

			During the Period from February 15, 2019 (inception) Through December 31, 2022 ($ in Millions)			During the Period from February 15, 2019 (inception) Through February 10, 2023 ($ in Millions)
	Date Declared	$ per Class A Interest	Total Declared	Paid	Restricted Cash Account	Total Declared	Paid	Restricted Cash Account

Distributions Declared
First	3/15/2019	$3.75	$44.70	$42.32	$2.38	$44.70	$42.32	2.38
Second	1/2/2020	4.50	53.43	51.19	2.24	53.43	51.19	2.24
Third	3/31/2020	2.12	25.00	24.19	0.81	25.00	24.19	0.81
Fourth	7/13/2020	2.56	29.97	29.24	0.73	29.97	29.24	0.73
Fifth	10/19/2020	2.56	29.95	29.20	0.75	29.95	29.20	0.75
Sixth	1/7/2021	4.28	50.01	48.67	1.34	50.01	48.67	1.34
Seventh (a)	5/13/2021	2.58	30.02	29.33	0.69	30.02	29.33	0.69
Eighth	10/8/2021	3.44	40.02	39.14	0.88	40.02	39.14	0.88
Ninth	2/4/2021	3.44	39.98	39.15	0.83	39.98	39.15	0.83
Tenth	6/15/2022	5.63	65.02	64.19	0.83	65.02	64.19	0.83
Subtotal		$34.86	$408.10	$396.62	$11.48	$408.10	$396.62	$11.48

Distributions Returned / (Reversed)
Disallowed/cancelled (b)					(6.27)			(6.27)
Returned (c)					0.74			0.74
Forfeited (d)					(1.15)			(1.14)
Subtotal					(6.68)			(6.67)

Distributions Paid from Reserve Account (e)					(3.58)			(3.59)

Distributions Payable, Net			as of 12/31/2022:		$1.22	as of 2/10/2023:		$1.22

(a)	The seventh distribution included the cash the Trust received from recoveries of Fair Funds.
(b)	As a result of claims being disallowed or Class A Interests cancelled.
(c)	Distribution checks returned or not cashed.
(d)	Distributions forfeited as Interestholders did not cash checks that were over 180 days old.
(e)	Paid as claims are allowed or resolved.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Management believes that, since its inception, the Wind-Down Entity has made substantial progress toward completion of its liquidation activities and is nearing the end of the liquidation of its real estate portfolio. Holders of Liquidation Trust Interests are advised that future distributions from the Trust will be limited. Once the Company’s remaining real estate assets have been liquidated and the net proceeds resulting therefrom, net of reserves, have been distributed, further distribution(s) will be materially reliant on future recoveries from litigation, which are uncertain and the amount (if any) and timing of which are difficult to determine.

Contractual Obligations

As of December 31, 2022, the Company has contractual commitments related to construction contracts totaling approximately $0.40 million. The Company has an office lease that expires in July 2023. The Company has one six-month option to extend the lease. The Company expects that it will continue to lease office space until the liquidation process is completed. The Company has part-time employment agreements with its executive officers through December 31, 2023.

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

Liquidation Basis of Accounting

Under the Liquidation Basis of Accounting, all assets are recorded at their estimated net realizable value or liquidation value, which represents the estimated amount of net cash that may be received upon the disposition of the assets (on an undiscounted basis). Liabilities are measured in accordance with U.S. GAAP that otherwise applies to those liabilities. The Company has not recorded any amount from the future settlement of unresolved Causes of Action or recoveries of Fair Funds in the accompanying consolidated financial statements because they cannot be reasonably estimated.

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

In connection with the preparation of our Form 10-Q, our management and the Liquidation Trustee assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on its assessment, our management and the Liquidation Trustee believes that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION
Item 1.	Legal Proceedings

Below are descriptions of pending litigation. As the Company is the plaintiff in these legal proceedings and does not have the ability to estimate the ultimate recovery amount until they are settled, and in accordance with the Company’s accounting policy, no recoveries have been recorded in the Company’s consolidated financial statements for these legal proceedings, other than for settlements for which the Trust has entered into a signed settlement agreement and collectability is reasonably assured.

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

The other appeals remain pending. On June 14, 2021, the Trustee filed a combined opening brief for all of the appeals other than his appeal of the order granting fees and costs to Sidley Austin LLP. Between September 22-29, 2021, the respondents filed their opening briefs.   On March 17, 2022, the Trustee filed a combined reply brief for all of the appeals other than his appeal of the order granting fees and costs to Sidley Austin LLP.  On June 30, 2022, Davis Graham & Stubbs LLP filed its reply brief in support of its cross-appeal of the order denying a portion of its special motion to strike.  The matter is currently fully briefed and the court has scheduled oral argument commencing on March 7, 2023.

The appeal of the award granting fees and costs to Sidley Austin LLP remains pending. The appeal is fully briefed and will be decided following the disposition of the appeal of the underlying order.

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

PART II.  OTHER INFORMATION (Continued)
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

•
Fraudulent transfers and fraud (against former agents). These actions, which arise under chapter 5 of the Bankruptcy Code and applicable state law governing fraudulent transfers, seek to avoid and recover payments made by the Debtors during the course of the Ponzi scheme (from July 2012 through the December 4, 2017 bankruptcy filing) for commissions to former agents, as well as for fraud, aiding and abetting fraud, and the unlicensed sale of securities asserted by the Trust based on claims contributed to the Trust by defrauded investors. These actions were filed by the Trust in the United States Bankruptcy Court for the District of Delaware between November 15, 2019 and December 4, 2019. Actions of this type are also being pursued by the SEC, and it is the Trust’s understanding that any recoveries obtained by the SEC will be transmitted to the Trust pursuant to Fair Funds established by the SEC.

•
Fraudulent transfers (Kenneth Halbert).  The Trust is pursuing fraudulent transfer claims against Kenneth Halbert to avoid and recover prepetition payments of principal and interest to Mr. Halbert. The Trust filed its initial complaint on December 1, 2019 and the operative first amended complaint on December 7, 2021. Fact discovery is currently underway, to be followed by expert discovery. The court has not yet set a trial date.

The Trust has filed over 400 legal actions of this nature, many of which have been resolved, resulting in recoveries by or judgments in favor of the Trust. Since inception and as of January 31, 2023, the Trust has obtained judgments of approximately $44.73 million, including default judgments of approximately $36.21 million and stipulated judgments of approximately $8.52 million. It is unknown at this time how much, if any, will ultimately be collected on the judgments.  Additionally, the Trust has entered into settlements in approximately 227 legal actions and approximately 245 potential avoidance claims for which litigation was not filed, resulting in aggregate settlements of approximately $18.18 million of cash payments made or due to the Trust and approximately $11.21 million in reductions of claims against the Trust. As of January 31, 2023, 47 legal actions remain pending.

PART II.  OTHER INFORMATION (Continued)
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

Wind-Down Group litigation. The Wind-Down Group owns a portfolio of real estate assets, which includes secured loans and other properties.  As part of its recovery efforts, the Wind-Down Group, through its subsidiaries, is involved in ordinary routine litigation incidental to such assets.  Among other litigation, certain Woodbridge entities (including the Trust, the Wind-Down Entity, and WB 8607 Honoapiilani, LLC) filed an action against Certain Underwriters at Lloyd’s of London in Los Angeles Superior Court, alleging that the defendant insurer breached its obligations under an insurance policy purchased to protect a property owned by WB 8607 Honoapiilani (a subsidiary of the Wind-Down Entity) in Hawaii, which property was destroyed by fire in August 2017.  The Superior Court granted the defendant’s motion for summary judgment, and on March 25, 2021 entered judgment in favor of the defendant.  The judgment provided that plaintiffs take nothing by way of the complaint.  Further, the judgment provided that defendant refund plaintiffs for the premium payments under the insurance policy at issue in the lawsuit ($110,829.43), less all amounts paid by the defendant in respect of claims under the policy ($97,770.38) and less defendant’s costs (defendant requested costs of $9,874.71).  Plaintiffs have appealed the judgment. The appeal was fully briefed and oral argument took place before the Court of Appeal on November 21, 2022.  The Court of Appeal has taken the matter under submission and a ruling is expected shortly.

PART II.  OTHER INFORMATION (Continued)
Item 1A.	Risk Factors

Not applicable, as the Company is a “smaller reporting company” within the meaning of Rule 12b-2 of the Exchange Act.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In accordance with the Plan, all Liquidation Trust Interests have been issued without registration under the Securities Act.  The Liquidation Trust Interests have been issued only to holders of allowed claims in Class 3, Class 4, and Class 5 under the Plan entirely in exchange for such claims.  See “Item 1.  Business - D. Plan Provisions Regarding the Company - 2. Treatment under the Plan of holders of claims against and equity interests in the Debtors” of our Annual Report on Form 10-K filed with the SEC on September 26, 2022.  During the period from February 15, 2019 (inception) through December 31, 2022, the Trust has issued an aggregate of 11,542,087 Class A Interests and an aggregate of 677,790 Class B Interests.  As of December 31, 2022, the Trust had 11,514,190 Class A Interests and 675,617 Class B Interests outstanding. All Liquidation Trust Interests were issued on the Plan Effective Date or from time to time thereafter as soon as practicable as and when claims in Class 3, Class 4 or Class 5 have become allowed.

During the three months ended December 31, 2022, the Trust did not issue any Liquidation Trust Interests.

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

10.2
First Amendment to Limited Liability Agreement of Woodbridge Wind-Down Entity LLC dated November 30, 2022, incorporated herein by reference to the Current Report on Form 8-K filed by the Trust on December 1, 2022.

10.3
Employment Agreement dated November 12, 2019 between Woodbridge Wind-Down Entity LLC and Marion W. Fong, incorporated herein by reference to Amendment No. 1 to Registration Statement on Form 10 filed by the Trust on December 13, 2019.

PART II.  OTHER INFORMATION (Continued)
Item 6.	Exhibits (Continued)

10.4
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

10.6
Part-Time Employment Agreement dated November 30, 2022 between Woodbridge Wind-Down Entity and Marion W. Fong, incorporated herein by reference to the Current Report on Form 8-K filed by the Trust on December 1, 2022.

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

10.9
Part-Time Employment Agreement dated November 30, 2022 between Woodbridge Wind-Down Entity and David Mark Kemper, incorporated herein by reference to the Current Report on Form 8-K filed by the Trust on December 1, 2022.

10.10
Indemnification Agreement dated November 12, 2019 between Woodbridge Wind-Down Entity LLC and David Mark Kemper, incorporated herein by reference to Amendment No. 1 to Registration Statement on Form 10 filed by the Trust on December 13, 2019.

10.11
Stipulation and Settlement Agreement between the United States and Woodbridge Liquidation Trust, as approved by order of the United States Bankruptcy Court for the District of Delaware entered September 17, 2020, incorporated herein by reference to the Form 10-K filed by the Trust on September 28, 2020.

10.12
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

101
The following financial statements from the Woodbridge Liquidation Trust Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated statements of net assets in liquidation as of December 31, 2022 and June 30, 2022, (ii) consolidated statements of changes in net assets in liquidation for the three months ended December 31, 2022 and 2021, (iii) consolidates statements of changes in net assets in liquidation for the six months ended December 31, 2022 and 2021, (iv) the notes to the consolidated financial statements. XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

 *Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Woodbridge Liquidation Trust

Date: February 10, 2023	By:	/s/ Michael I. Goldberg

Michael I. Goldberg,
Liquidation Trustee