Form 10-Q
period 2023-03-31
Woodbridge Liquidation Trust
filed 2023-05-15
CIK 1785494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Yes ☒  No ☐

Woodbridge Liquidation Trust
Form 10-Q
March 31, 2023

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

Woodbridge Liquidation Trust and Subsidiaries Consolidated Statements of Net Assets in Liquidation As of March 31, 2023 and June 30, 2022
(Unaudited, $ In Thousands)

	3/31/2023	6/30/2022

Assets
Real estate assets held for sale, net (Note 3)	$2,188	$29,062
Cash and cash equivalents	51,011	96,810
Restricted cash (Note 4)	4,392	6,121
Other assets (Note 5)	1,105	5,825
Total assets	$58,696	$137,818

Liabilities
Accounts payable and accrued liabilities	$455	$119
Distributions payable	1,220	68,767
Accrued liquidation costs (Note 6)	27,075	34,537
Total liabilities	$28,750	$103,423

Commitments and Contingencies (Note 14)

Net Assets in Liquidation
Restricted for Qualifying Victims (Note 7)	$3,458	$3,485
All Interestholders	26,488	30,910
Total net assets in liquidation	$29,946	$34,395

See accompanying notes to unaudited consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries Consolidated Statements of Changes in Net Assets in Liquidation For the Three Months Ended March 31, 2023 and 2022
(Unaudited, $ in Thousands)

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Restricted For Qualifying Victims	All Interestholders	Total	Restricted For Qualifying Victims	All Interestholders	Total

Net Assets in Liquidation as of beginning of period	$3,483	$35,669	$39,152	$3,203	$124,302	$127,505

Change in assets and liabilities (Note 8):
Restricted for Qualifying Victims -
Change in carrying value of assets and liabilities, net	(25)	-	(25)	-	-	-

All Interestholders:
Change in carrying value of assets and liabilities, net	-	(9,187)	(9,187)	-	8,266	8,266
Distributions (declared) reversed, net	-	6	6	-	(39,509)	(39,509)
Net change in assets and liabilities	-	(9,181)	(9,181)	-	(31,243)	(31,243)

Net Assets in Liquidation as of end of period	$3,458	$26,488	$29,946	$3,203	$93,059	$96,262

See accompanying notes to unaudited consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries Consolidated Statements of Changes in Net Assets in Liquidation For the Nine Months Ended March 31, 2023 and 2022
(Unaudited, $ in Thousands)

	Nine Months Ended March 31, 2023			Nine Months Ended March 31, 2022

	Restricted For Qualifying Victims	All Interestholders	Total	Restricted For Qualifying Victims	All Interestholders	Total

Net Assets in Liquidation as of beginning of period	$3,485	$30,910	$34,395	$3,167	$126,373	$129,540

Change in assets and liabilities (Note 8):
Restricted for Qualifying Victims -
Change in carrying value of assets and liabilities, net	(27)	-	(27)	36	-	36

All Interestholders :
Change in carrying value of assets and liabilities, net	-	(7,066)	(7,066)	-	45,922	45,922
Distributions (declared) reversed, net	-	2,644	2,644	-	(79,236)	(79,236)
Net change in assets and liabilities	-	(4,422)	(4,422)	-	(33,314)	(33,314)

Net Assets in Liquidation as of end of period	$3,458	$26,488	$29,946	$3,203	$93,059	$96,262

See accompanying notes to unaudited consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2023 and 2022
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

On the Plan Effective Date, in accordance with the Plan, (a) the following assets automatically vested in the Trust: (i) an aggregate $5,000,000 in cash from the Debtors for the purpose of funding the Trust’s initial expenses of operation; (ii) certain claims and Causes of Action; (iii) all of the outstanding equity interests of the Wind-Down Entity (as defined below); and (iv) certain other non-real estate related assets, (b) the equity interests of Woodbridge Group of Companies, LLC and Woodbridge Mortgage Investment Fund 1, LLC (together, the “Remaining Debtors”) were cancelled and new equity interests representing all of the newly issued and outstanding equity interests in the Remaining Debtors were issued to the Trust, (c) all of the other Debtors other than the Remaining Debtors were dissolved and (d) the real estate-related assets of the Debtors were automatically vested in the Trust’s wholly-owned subsidiary, Woodbridge Wind-Down Entity LLC (the “Wind-Down Entity”) or one of the Wind-Down Entity’s 43 wholly-owned single-member limited liability companies (the “Wind-Down Subsidiaries”) formed to own the respective real estate assets. The Trust, the Remaining Debtors, the Wind-Down Entity and the Wind-Down Subsidiaries are collectively referred to herein as the “Company.”

As further discussed in Note 10, the Trust has two classes of liquidation trust interests: Class A Liquidation Trust Interests (“Class A Interests”) and Class B Liquidation Trust Interests (“Class B Interests”). The holders of Class A Interests and Class B Interests are collectively referred to as “All Interestholders.”

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

Description of Business

The Trust is prosecuting various Causes of Action acquired by the Trust pursuant to the Plan and is resolving claims asserted against the Debtors. As of March 31, 2023, the Company is the plaintiff in several pending lawsuits. The Company has accrued an estimate of the amount of legal costs to be incurred to pursue this litigation, excluding contingent fees. As more fully discussed in Note 2, the Company’s consolidated financial statements do not include any estimate of future net recoveries from litigation and settlement, since the Company cannot reasonably estimate them.

The Wind-Down Entities’ operations are almost complete. As of March 31, 2023, the Wind-Down Subsidiaries owned one secured loan and two other properties  (see Note 3.)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
For the Three and Nine Months Ended March 31, 2023 and 2022
(Unaudited)
The Company is required to liquidate its assets and distribute available cash to the Trust beneficiaries. The liquidation activities are carried out by the Trust, the Wind-Down Entity and the Wind-Down Subsidiaries. As of March 31, 2023, the Company estimates that the liquidation activities will be completed by March 31, 2026 (see Note 6).

As more fully discussed in Note 2, the Company uses the Liquidation Basis of Accounting. The Trust currently operates as one reportable segment comprised primarily of real estate assets held for sale. Net assets in liquidation represent the remaining estimated aggregate value available to Trust beneficiaries upon liquidation, with no discount for the timing of proceeds (undiscounted).  Net liquidation proceeds, other recoveries and actual liquidation costs may differ materially from the estimated amounts due to the uncertainty in the timing of completing the liquidation activities.

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

The Company observes health and safety guidelines, including allowing its employees to work remotely. The Company continues to evaluate the impact of the COVID-19 virus and other global health crises on its activities, including the time needed to prosecute the Company’s Causes of Action and complete its remaining liquidation activities.

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
For the Three and Nine Months Ended March 31, 2023 and 2022
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

Liquidation Basis of Accounting

Under the liquidation basis of accounting, all assets are recorded at their estimated net realizable value or liquidation value, which represents the estimated amount of net cash that will be received upon the disposition of the assets (on an undiscounted basis). The measurement of real estate assets held for sale is based on current contracts (if any), estimates and other indications of sales value, net of estimated selling costs. To determine the value of real estate assets held for sale, the Company considered the three traditional approaches to value (cost, income and sales comparison) commonly used by the real estate appraisal community. The applicability and relevancy of each valuation approach as applied may differ by asset. In most cases, the sales comparison approach was accorded the greatest weight. This approach compares a property to other properties with similar characteristics that have recently sold. To validate management’s estimate, the Company also considered opinions from qualified real estate professionals and local real estate brokers and, in some cases, obtained third party appraisals. The estimated selling costs range from 5.0% to 8.5% of the property sales price,including sales commissions, transfer taxes and other costs.

Liabilities, including estimated costs associated with implementing and completing the Plan, are measured in accordance with U.S. GAAP that otherwise applies to those liabilities. The Company has also recorded the estimated development costs to be incurred to prepare the assets for sale as well as the estimated holding costs to be incurred until the projected sale date and the estimated general and administrative costs to be incurred until the completion of the liquidation of the Company and estimated reserves for contingencies. When estimating development costs, the Company considered third party construction contracts and estimates of costs to complete based on construction status, progress and projected completion timing. Estimated development costs also include the costs of design and furnishings necessary to prepare and stage the homes for marketing as well as an accrual for potential construction warranty claims. Holding cost estimates consider property taxes, insurance, utilities, maintenance and other costs to be incurred until the sale of the property is closed. Projected general and administrative cost estimates take into account operating costs through the completion of the liquidation of the Company and an accrual for potential construction warranty claims and the administration of such claims.

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
For the Three and Nine Months Ended March 31, 2023 and 2022
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

Accrued Liquidation Costs

The Company accrues for estimated liquidation costs to the extent they are reasonably determinable. These costs consist of (a) estimated development costs of the single-family homes, including construction and other project related costs, architectural and engineering, project management, city fees, bond payments (net of refunds), furnishings, marketing, estimated reserves for potential construction warranty claims and other costs; (b) estimated holding costs, including property taxes, insurance, maintenance, utilities and other; and (c) estimated general and administrative costs including payroll, legal and other professional fees, trustee and board fees, rent and other office related expenses, and other general and administrative costs to operate the Company and administer warranty claims.

Cash Equivalents

The Company considers short-term investments that have a maturity date of ninety days or less at the time of investment to be a cash equivalent.

Restricted Cash

Restricted cash includes cash that can only be used for certain specified purposes.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and restricted cash, which are held as deposits in several financial institutions. The deposit balances in any one financial institution may exceed the Federal Deposit Insurance Corporation (the “FDIC”) insurance limits. The Company mitigates this risk by using sweep accounts to reduce deposit balances at any one financial institution consistent with FDIC insurance limits. The Company also has deposits in two Akerman LLP trust accounts for the benefit of the Company (“Trust Accounts”) (see Note 12).

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
For the Three and Nine Months Ended March 31, 2023 and 2022
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

The Company’s real estate assets held for sale as of March 31, 2023, with comparative information as of June 30, 2022, are as follows ($ in thousands) (unaudited):

	March 31, 2023				June 30, 2022

	Number of Assets	Gross Value	Closing and Other Costs	Net Value	Number of Assets	Gross Value	Closing and Other Costs	Net Value

Single-family homes	0	$-	$-	$-	1	$28,000	$(1,680)	$26,320

Other real estate assets:
Secured loans	1	156	-	156	2	972	(40)	932
Other properties	2	2,300	(268)	2,032	2	2,000	(190)	1,810
Subtotal	3	2,456	(268)	2,188	4	2,972	(230)	2,742

Total	3	$2,456	$(268)	$2,188	5	$30,972	$(1,910)	$29,062

As of March 31, 2023, the loan is secured by a property located in the state of Ohio and the other properties are located in the state of Hawaii and the state of New York. As of March 31, 2023, the property located in the state of New York was under contract. See Note 15.

During the three months ended March 31, 2023, the Company sold one single-family home and settled one secured loan for approximately $25,400,000 in the aggregate. During the three months ended March 31, 2022, the Company  settled one secured loan for approximately $725,000.

During the nine months ended March 31, 2023, the Company sold one single-family home and settled one secured loan for approximately $25,400,000 in the aggregate. During the nine months ended March 31, 2022, the Company sold four single-family homes and settled two secured loan for net proceeds of approximately $64,405,000 in the aggregate.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
For the Three and Nine Months Ended March 31, 2023 and 2022
(Unaudited)
4)	Restricted Cash

The Company’s restricted cash as of March 31, 2023, with comparative information as of June 30, 2022, is as follows ($ in thousands) (unaudited):

	March 31, 2023	June 30, 2022

Forfeited Assets (Note 7)	$3,170	$2,395
Distributions restricted by the Company related to unresolved claims, distributions for recently allowed claims, uncashed distribution checks, distributions withheld due to pending avoidance actions and distributions that the Trust is waiting for further beneficiary information	1,222	3,726
Total restricted cash	$4,392	$6,121

At March 31, 2023, the Company’s restricted cash is held in Trust Accounts. At June 30, 2022, the Company’s restricted cash was deposited with one financial institution.

5)	Other Assets

The Company’s other assets as of March 31, 2023, with comparative information as of June 30, 2022, are as follows ($ in thousands) (unaudited):

	March 31, 2023	June 30, 2022

Forfeited Assets (Note 7)	$440	$1,258
Settlement installment receivables, net (a)	305	756
Escrow receivables (b)	170	3,420
Other	190	391
Total other assets	$1,105	$5,825

(a) The allowance for uncollectible settlement installment receivables was approximately $63,000 and $7,000 as of March 31, 2023 and June 30, 2022, respectively.

(b) Escrow receivables as of March 31, 2023 relate to one single-family home that was sold during the nine months ended March 31, 2023 and one single-family home that was sold during the year ended June 30, 2022. Escrow receivables as of June 30, 2022 relate to two single-family homes that were sold during the year ended June 30, 2022 and one single-family home sold prior to June 30, 2021. Amounts are typically released upon the completion of punch list items and/or obtaining a certificate of occupancy. In some cases, escrow receivable amounts may be used to pay for the cost of completing punch list items.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
For the Three and Nine Months Ended March 31, 2023 and 2022
(Unaudited)
6)	Accrued Liquidation Costs

The following is a summary of the items included in accrued liquidation costs as of March 31, 2023, with comparative information as of June 30, 2022 ($ in thousands) (unaudited):

	March 31, 2023	June 30, 2022
Development costs:
Construction warranty	$4,553	$4,184
Construction costs	628	4,331
Indirect costs	29	170
Bond refunds	(389)	(506)
Total development costs	4,821	8,179

Holding costs:
Maintenance, utilities and other	27	428
Property tax	8	771
Insurance (refund)	(11)	388
Total holding costs	24	1,587

General and administrative costs:
Legal and other professional fees	14,320	12,377
Directors and officers insurance	3,442	2,508
Payroll and payroll-related	3,112	7,989
Board fees and expenses	810	630
State, local and other taxes	135	331
Other	411	936
Total general and administrative costs	22,230	24,771

Total accrued liquidation costs	$27,075	$34,537

During the quarter ended March 31, 2023, the Company concluded that its liquidation activities would not be completed by February 15, 2024, the current outside termination date of the Trust. There have been significant delays in the Company’s legal proceedings where the Company is the plaintiff and the Company estimates that it may require up to an additional two years to complete its operations. The revised estimated completion date for the Company’s operations is approximately March 31, 2026. Furthermore, the ultimate recovery amount from these legal proceedings cannot be determined until they are settled.

The change of the estimated completion date of the Company’s liqudation activities resulted in an additional accrual of accrued liquidation costs of approximately $7.7 million. The additional costs are primarily legal and other professional fees and payroll and payroll-related costs. A portion of the accrued liquidation costs relate to estimated reserves for potential construction warranty claims and the administration of such claims after the Company’s liquidation activities are completed.

The Company is required to file a motion with the Bankruptcy Court to extend the termination date of the Trust beyond February 15, 2024. The motion is required to be filed within six months before February 15, 2024. The Company expects that the motion will be filed as required and that the Bankruptcy Court will grant the motion as the extension is needed to pursue additional Trust actions that are expected to yield additional proceeds to the Trust.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
For the Three and Nine Months Ended March 31, 2023 and 2022
(Unaudited)
In March 2021, the Trust received certain Forfeited Assets from the DOJ, including cash, wine, jewelry, handbags, clothing, shoes, art, gold, an automobile and other assets. The Company recorded the total estimated net realizable value of the Forfeited Assets of approximately $3,459,000. During the three and nine months ended March 31, 2023, the Company sold the automobile, some of the jewelry, handbags, clothing, shoes and art. During the year ended June 30, 2022, the Company sold the wine and gold and some of the handbags, clothing and shoes. The Forfeited Assets included in the Company’s March 31, 2023 and June 30, 2022 consolidated financial statements are as follows ($ in thousands) (unaudited):

	March 31, 2023	June 30, 2022

Restricted cash (Note 4)	$3,170	$2,395
Other assets (Note 5)	440	1,258
Accounts payable and accrued liabilities	(6)	-
Accrued liquidation costs - primarily legal and professional fees	(146)	(168)
Net assets in liquidation - restricted for Qualifying Victims	$3,458	$3,485

On February 7, 2023, the Trust was informed that the DOJ had received additional Forfeited Assets from a co-defendant of Robert Shapiro and that the DOJ proposes to transfer these Forfeited Assets to the Trust. The Trust has not yet entered into an agreement with the DOJ for the transfer of any additional Forfeited Assets. It is expected that the proceeds from any additional Forfeited Assets would be distributed to Qualifying Victims. The Trust is unable to estimate the amount or timing of the transfer of any such Forfeited Assets.

8)	Net Change In Assets and Liabilities

Restricted for Qualifying Victims

The following provides details of the change in the carrying value of assets and liabilities, net during the three months ended March 31, 2023 ($ in thousands) (unaudited):

	Cash	Remeasure-
	Activities	ment	Total

Real estate assets held for sale, net	$-	$-	$-
Cash and cash equivalents	-	-	-
Restricted cash	75	-	75
Other assets	(77)	(25)	(102)
Total assets	$(2)	$(25)	$(27)

Accounts payable and accrued liabilities	$-	$6	$6
Accrued liquidation costs	(8)	-	(8)
Total liabilities	$(8)	$6	$(2)

Change in carrying value of assets and liabilities, net	$6	$(31)	$(25)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
For the Three and Nine Months Ended March 31, 2023 and 2022
(Unaudited)
The following provides details of the change in the carrying value of assets and liabilities, net during the three months ended March 31, 2022 ($ in thousands) (unaudited):

	Cash	Remeasure-
	Activities	ment	Total

Real estate assets held for sale, net	$-	$-	$-
Cash and cash equivalents	-	-	-
Restricted cash	111	-	111
Other assets	(120)	-	(120)
Total assets	$(9)	$-	$(9)

Accounts payable and accrued liabilities	$-	$-	$-
Accrued liquidation costs	(9)	-	(9)
Total liabilities	$(9)	$-	$(9)

Change in carrying value of assets and liabilities, net	$-	$-	$-

The following provides details of the change in the carrying value of assets and liabilities, net during the nine months ended March 31, 2023 ($ in thousands) (unaudited):

	Cash	Remeasure-
	Activities	ment	Total

Real estate assets held for sale, net	$-	$-	$-
Cash and cash equivalents	-	-	-
Restricted cash	775	-	775
Other assets	(793)	(25)	(818)
Total assets	$(18)	$(25)	$(43)

Accounts payable and accrued liabilities	$-	$6	$6
Accrued liquidation costs	(22)	-	(22)
Total liabilities	$(22)	$6	$(16)

Change in carrying value of assets and liabilities, net	$4	$(31)	$(27)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
For the Three and Nine Months Ended March 31, 2023 and 2022
(Unaudited)
The following provides details of the change in the carrying value of assets and liabilities, net during the nine months ended March 31, 2022 ($ in thousands) (unaudited):

	Cash	Remeasure-
	Activities	ment	Total

Real estate assets held for sale, net	$-	$-	$-
Cash and cash equivalents	-	-	-
Restricted cash	481	-	481
Other assets	(526)	36	(490)
Total assets	$(45)	$36	$(9)

Accounts payable and accrued liabilities	$-	$-	$-
Accrued liquidation costs	(45)	-	(45)
Total liabilities	$(45)	$-	$(45)

Change in carrying value of assets and liabilities, net	$-	$36	$36

All Interestholders

The following provides details of the change in the carrying value of assets and liabilities, net during the three months ended March 31, 2023 ($ in thousands) (unaudited):

	Cash	Remeasure-
	Activities	ment	Total

Real estate assets held for sale, net	$(25,410)	$(1,843)	$(27,253)
Cash and cash equivalents	23,123	-	23,123
Restricted cash	15	-	15
Other assets	(70)	120	50
Total assets	$(2,342)	$(1,723)	$(4,065)

Accounts payable and accrued liabilities	$(191)	$427	$236
Accrued liquidation costs	(2,273)	7,159	4,886
Total liabilities	$(2,464)	$7,586	$5,122

Change in carrying value of assets and liabilities, net	$122	$(9,309)	$(9,187)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
For the Three and Nine Months Ended March 31, 2023 and 2022
(Unaudited)
The following provides details of the distributions (declared) reversed, net during the three months ended March 31, 2023 ($ in thousands) (unaudited):

Distributions declared	$(14)
Distributions reversed	20
Distributions (declared) reversed, net	$6

Distributions payable did not change during the three months ended March 31, 2023.

The following provides details of the change in the carrying value of assets and liabilities, net during the three months ended March 31, 2022 ($ in thousands) (unaudited):

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

The following provides details of the distributions (declared) reversed, net during the three months ended March 31, 2022 ($ in thousands) (unaudited):

Distributions declared	$(39,981)
Distributions reversed	472
Distributions (declared) reversed, net	$(39,509)

Distributions payable decreased by approximately $137,000 during the three months ended March 31, 2022.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
For the Three and Nine Months Ended March 31, 2023 and 2022
(Unaudited)
The following provides details of the change in the carrying value of assets and liabilities, net during the nine months ended March 31, 2023 ($ in thousands) (unaudited):

	Cash	Remeasure-
	Activities	ment	Total

Real estate assets held for sale, net	$(25,432)	$(1,442)	$(26,874)
Cash and cash equivalents	16,584	-	16,584
Restricted cash	16	-	16
Other assets	(3,913)	11	(3,902)
Total assets	$(12,745)	$(1,431)	$(14,176)

Accounts payable and accrued liabilities	$(224)	$554	$330
Accrued liquidation costs	(13,347)	5,907	(7,440)
Total liabilities	$(13,571)	$6,461	$(7,110)

Change in carrying value of assets and liabilities, net	$826	$(7,892)	$(7,066)

The following provides details of the distributions (declared) reversed, net during the nine months ended March 31, 2023 ($ in thousands) (unaudited):

Distributions declared	$(14)
Distributions reversed	2,658
Distributions (declared) reversed, net	$2,644

Distributions payable decreased by approximately $67,547,000 during the nine months ended March 31, 2023.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
For the Three and Nine Months Ended March 31, 2023 and 2022
(Unaudited)
The following provides details of the change in the carrying value of assets and liabilities, net during the nine months ended March 31, 2022 ($ in thousands) (unaudited):

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

The following provides details of the distributions (declared) reversed, net during the nine months ended March 31, 2022 ($ in thousands) (unaudited):

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
For the Three and Nine Months Ended March 31, 2023 and 2022
(Unaudited)
10)	Beneficial Interests

The following table summarizes the Liquidation Trust Interests (rounded) for the nine months ended March 31, 2023 and 2022 (unaudited):

	For the Nine Months Ended March 31,
	2023		2022
Liquidation Trust Interests	Class A	Class B	Class A	Class B

Outstanding at beginning of period	11,513,535	675,617	11,512,855	654,784
Allowed claims	1,348	-	4,976	-
5% enhancement for certain allowed claims	67	-	-	-
Settlement of claims by cancelling Liquidation Trust Interests	(760)	-	(1,392)	(167)
Outstanding at end of period	11,514,190	675,617	11,516,439	654,617

Of the 11,514,190 Class A Interests outstanding at March 31, 2023, 11,436,259 are held by Qualifying Victims (Note 7).

At the Plan Effective Date, certain claims were disputed. As those disputed claims are resolved, additional Class A Interests and (if applicable) Class B Interests are issued on account of allowed claims or Class A Interests and (if applicable) Class B Interests are cancelled. No Class A Interests or Class B Interests are issued on account of disallowed claims. The following table summarizes the unresolved claims against the Debtors as they relate to Liquidation Trust Interests (rounded) for the nine months ended March 31, 2023 and 2022 (unaudited):

	For the Nine Months Ended March 31,
	2023		2022
Liquidation Trust Interests	Class A	Class B	Class A	Class B

Reserved for unresolved claims at beginning of period	90,793	333	124,609	5,011
Allowed claims	(1,348)	-	(4,976)	-
5% enhancement for certain allowed claims	-	-	-	-
Disallowed claims	(75,570)	-	(28,840)	(4,678)
Reserved for unresolved claims at end of period	13,875	333	90,793	333

Of the 13,875 Class A Interests relating to unresolved claims at March 31, 2023, 1,880 would be held by Qualifying Victims (Note 7).

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
For the Three and Nine Months Ended March 31, 2023 and 2022
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

No distributions were declared or paid during the three months ended March 31, 2023. During the three months ended March 31, 2022, one distribution was declared and paid ($ in millions, except for $ per Class A Interest):

			Three months ended March 31, 2023			Three months ended March 31, 2022
	Date Declared	$ per Class A Interest	Total Declared	Paid	Deposits Into Restricted Cash Account	Total Declared	Paid	Deposits Into Restricted Cash Account

Ninth	2/4/2022	$3.44	$-	$-	$-	$39.98	$39.15	$0.83

One distribution was paid during the nine months ended March 31, 2023 relating to the tenth distribution and two distributions were declared and paid during the nine months ended March 31, 2022, relating to the eighth and ninth distributions ($ in millions, except for $ per Class A Interest):

				Nine months ended March 31, 2023			Nine months ended March 31, 2022
	Date Declared		$ per Class A Interest	Total Declared	Paid	Deposits Into Restricted Cash Account	Total Declared	Paid	Deposits Into Restricted Cash Account
Tenth	6/15/2022	(a)	$5.63	$-	$64.18	$0.83	$-	$-	$-
Eighth	10/8/2021		$3.44	-	-	-	40.01	39.13	0.88
Ninth	2/4/2022		$3.44	-	-	-	39.98	39.15	0.83

Total				$-	$64.18	$0.83	$79.99	$78.28	$1.71

(a)  The distribution was declared on June 15, 2022 and paid on July 15, 2022.

For every distribution, a deposit is made into a restricted cash account for amounts (a) payable for Class A Interests that may be issued in the future upon the allowance of unresolved claims, (b) in respect of Class A Interests issued on account of recently allowed claims, (c) for holders of Class A Interests who failed to cash distribution checks mailed in respect of prior distributions, (d) for distributions that were withheld due to pending avoidance actions, and (e) for holders of Class A Interests for which the Trust is waiting for further beneficiary information.

During the three months ended March 31, 2023 and 2022, as (a) claims were resolved, (b) claims were recently allowed, (c) addresses for holders of uncashed distribution checks were obtained, (d) pending avoidance actions were resolved and (e) further beneficiary information was received, distributions of approximately $14,000 and $495,000, respectively, and during the nine months ended March 31, 2023 and 2022, approximately $718,000 and $608,000, respectively, were paid to holders of Class A Interests from the restricted cash account and distributions payable were reduced by the same amount.

During the three months ended March 31, 2023 and 2022, as a result of claims being disallowed or Class A Interests being cancelled, approximately $0 and $472,000, respectively, and during the nine months ended March 31, 2023 and 2022, approximately $2,638,000 and $761,000 were released from the restricted cash account and distributions payable were reduced by the same amount.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
For the Three and Nine Months Ended March 31, 2023 and 2022
(Unaudited)
During the three and nine months ended March 31, 2023, approximately $20,000 was received from Interestholders that had been overpaid on prior distributions. During the three and nine months ended March 31, 2022, no Interestholders repaid amounts related to prior distributions.

As a result of distribution checks that had not been cashed within 180 days of their issuance, Interestholders were deemed to have forfeited their rights to reserved and future Class A Interest distributions. During the three and nine months ended March 31, 2023, some Interestholders that had previously been deemed to have forfeited their rights to receive Class A Interest distributions responded and therefore approximately $14,000 and $26,000, respectively, was added to the restricted cash account and distributions payable were increased by the same amount. During the three and nine months ended March 31, 2022, no Interestholders were deemed to have forfeited their rights to reserved and future Class A Interest distributions.

12)	Related Party Transactions

Terry Goebel, a member of the Trust Supervisory Board, is president and a principal owner of G3 Group LA (“G3”), a construction firm specializing in the development of high-end luxury residences. G3 is owned by Terry Goebel and his son Kelly Goebel. As of March 31, 2023, the Company was under contract with G3 for the development of one single-family home in Los Angeles, California. As of March 31, 2023 and June 30, 2022 the remaining amounts payable under this contract were approximately $220,000 and $438,000, respectively. During the three months ended March 31, 2023 and 2022, approximately $0 and $267,000, respectively, and during the nine months ended March 31, 2023 and 2022, approximately, $0 and $3,443,000 were paid by the Company to G3 related to this contract.

The Liquidation Trustee of the Trust is entitled to receive 5% of the total gross amount recovered by the Trust from the pursuit of the Causes of Action. During the three months ended March 31, 2023 and 2022, approximately $21,000 and $23,000, respectively, and during the nine months ended March 31, 2023 and 2022, approximately, $30,000 and $1,334,000, respectively, were accrued as amounts due to the Liquidation Trustee, respectively. As of March 31, 2023 and June 30, 2022, approximately $28,000 and $81,000, respectively, were payable to the Liquidation Trustee. These amounts are included in accounts payable and accrued liabilities in the accompanying consolidated statements of net assets in liquidation. During the three months ended March 31, 2023 and 2022, approximately $83,000 and $0, respectively, and during the nine months ended March 31, 2023 and 2022, approximately, $83,000 and $184,000, respectively, were paid to the Liquidation Trustee.

In November 2019, the Trust entered into an arrangement with Akerman LLP, a law firm based in Miami, Florida of which the Liquidation Trustee is a partner, for the provision, at the option of the Trust on an as-needed basis, of e-discovery and related litigation support services in connection with the Trust’s prosecution of the Causes of Action. Under the arrangement, the Trust is charged for the services at scheduled rates per task which, depending on specific task, include flat rates, rates based on volume of data processed, rates based on the number of data users, the hourly rates of Akerman LLP personnel, or other rates. During the three months ended March 31, 2023 and 2022, respectively, approximately $41,000 and $137,000, respectively, and during the nine months ended March 31, 2023 and 2022, respectively, approximately $235,000 and $351,000 were paid related to these services and there are no outstanding payables as of March 31, 2023 and June 30, 2022.

In March 2023, as a result of the failure of two large financial institutions, as a protective measure, the Company deposited the restricted cash relating to Forfeited Assets and distribution reserves into separate Trust Accounts held by Akerman LLP for the benefit of the Company. The balance in these accounts at March 31, 2023 was approximately $3,170,000 and $1,222,000, respectively. See Note 15.

The executive officers of the Wind-Down Entity are entitled to a bonus based on the Wind-Down Entity achieving certain specified cumulative amounts of distributions to the Trust. Based on the carrying amounts of the net assets in liquidation included in the accompanying consolidated statements of net assets in liquidation, approximately $0 and $3,000,000 were accrued as of March 31, 2023 and June 30, 2022, respectively, as the estimated amount of the bonus (including associated payroll taxes). This amount is included in the payroll and payroll-related costs portion of accrued liquidation costs in the accompanying consolidated statement of net assets in liquidation. During the three and nine months ended March 31, 2023 and 2022, $0 and $692,000, respectively, and $3,373,000 and $692,000, respectively, were paid related to executive bonuses.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
For the Three and Nine Months Ended March 31, 2023 and 2022
(Unaudited)
13)	Causes of Action

One of the Trust’s liquidation activities is to litigate and/or settle Causes of Action. The main areas of litigation have involved actions against Comerica Bank, law firms and individual attorneys and avoidance actions.  The Company recognizes recoveries from settlements when an agreement is executed and collectability is reasonably assured.

In December 2021, the Trust received court approval of its agreement to settle its litigation against Comerica Bank. The Trust has also pursued litigation against nine law firms and ten individual attorneys. The cases against two law firms and two individual attorneys have been settled. As of March 31, 2023, litigation against the other seven law firms and eight individual attorneys are in various stages. See Note 15.

The Trust has also filed numerous avoidance actions, most of which have been resolved, resulting in recoveries by or judgments in favor of the Trust. As of April 30, 2023, 46 legal actions remain pending.  Additionally, since February 15, 2019 and as of March 31, 2023, the Trust has obtained default and stipulated judgments related to certain avoidance actions. It is unknown at this time how much, if any, will ultimately be collected on the judgments. Therefore, the Company has not recognized any recoveries from these judgments.

During the three and nine months ended March 31, 2023 and 2022, the Company recorded the following amounts from the settlement of Causes of Action ($ in thousands):

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2023	2022	2023	2022

Other settlement recoveries	$-	$468	$231	$1,868
Comerica Bank	-	-	-	24,815
Total	$-	$468	$231	$26,683

The Company also recorded liabilities of 5% of the settlement as amounts payable to the Liquidation Trustee and an allowance for uncollectible settlement installment receivables. See Note 5 for information about the settlement receivables, net as of March 31, 2023.

14)	Commitments and Contingencies

As of March 31, 2023, the Company had construction contracts under which approximately $220,000 was unpaid.

The Company had a lease for its office space that expired on August 31, 2021. On June 4, 2021, the Company entered into a new office lease at a different location. The new lease, which commenced on August 1, 2021 and expired on July 31, 2022, included two six-month extension options. On May 18, 2022, the Company exercised its first option to extend the lease for six months. On November 16, 2022, the Company exercised its second option to extend its lease for an additional six months through January 31, 2024. In addition, the Company amended its lease to include a third six-month option to extend. As of March 31, 2023, the Company had not exercised its third six-month option to extend.

The current monthly base rent is approximately $4,000 plus common area maintenance charges. The amount of rent paid, including common area maintenance and parking charges, during the three months ended March 31, 2023 and 2022, was approximately $13,000 and $0, respectively, and during the nine months ended March 31, 2023 and 2022, was approximately $38,000 and $50,000, respectively.

The Wind-Down Entity has part-time employment agreements with its two executive officers through December 31, 2023.

The Company is not presently the defendant in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
For the Three and Nine Months Ended March 31, 2023 and 2022
(Unaudited)
15)	Subsequent Events

The Company evaluates subsequent events up until the date the unaudited consolidated financial statements are issued.

Sale of Real Estate Asset

During the period from April 1, 2023 through May 12, 2023, the Company sold one property located in the state of New York and received net proceeds of approximately $1,557,000.

Distributions

On May 10, 2023, a distribution in the amount of approximately $25,000,000 was declared which represented approximately $2.18 per Class A Interest. The distribution included (i) a cash distribution on account of then-allowed claims in the amount of approximately $24,880,000 which is payable on or about June 12, 2023 to holders of Class A Interests as of the close of business on May 31, 2023, and (ii) a deposit of approximately $120,000 into a restricted cash account, payable as (a) claims are resolved, (b) claims that were recently allowed, (c) addresses for holders of uncashed distribution checks are obtained, (d) pending avoidance actions are resolved and (e) further beneficiary information is received

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
For the Three and Nine Months Ended March 31, 2023 and 2022
(Unaudited)
Causes of Action

In April 2023, the Trust reached a settlement in principal with Bailey Cavalieri LLC and Thomas Geyer that will resolve all litigation between them.

Forfeited Assets

During the period from April 1, 2023 through May 12, 2023, the Company realized net proceeds of approximately $21,000 from the sale of Forfeited Assets.

Other Refunds

During the period from April 1, 2023 through May 12, 2023, the Company received approximately $20,000 of escrow receivables relating to a sold single-family home.

Trust Accounts

During the period from April 1, 2023 through May 12, 2023, the Company transferred the balances in the Trust Accounts to one of the banking institutions with which it has a depositor relationship.

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

Forward-Looking Statements

Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements. Those statements include, without limitation, financial guidance, and projections and statements with respect to expectation of future financial condition, changes in net assets in liquidation, cash flows, plans, targets, goals, objectives, performance, and termination and dissolution of the Trust. Such forward-looking statements also include statements that are preceded by, followed by, or that include the words "anticipates", "if", “believes”, “estimates”, “plans”, “expects”, “intends”, “will continue”, “project”, “may”, “could”, “would”, “should” and similar expressions, and all other statements that are not historical facts. All such forward-looking statements are based on the Trust’s current expectations and involve risks and uncertainties which may cause actual results to differ materially from those set forth in such statements. Such risks and uncertainties include the amount of sales proceeds, timing of liquidation activities, amount of funds needed for potential construction warranty claims, punch list items and holding costs of single-family homes, amount of general and administrative costs, the number and amount of successful litigations and/or settlements and the ability to recover thereon, the amount of funding required to continue litigations, the continuing impact of the COVID-19 pandemic and other global health issues, interest rates, adverse weather conditions in the regions in which properties to be sold are located, inflation, domestic and global economic and political conditions, failure of financial institutions, changes in tax and other governmental rules and regulations applicable to the Trust and its subsidiaries and other risks and uncertainties identified in Part I. Financial Information, Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K, or contained in any of the Trust’s subsequent filings with the SEC including in Part II. Other Information, Item 1A. Risk Factors of this Form 10-Q. These risks and uncertainties are beyond the ability of the Trust to control, and in many cases, the Trust cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

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

As of March 31, 2023, the number of Liquidation Trust Interests outstanding in each class is as follows:

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

Since the Plan Effective Date through March 31, 2023, the Wind-Down Subsidiaries have disposed of approximately 147 properties for aggregate net sales proceeds of approximately $574.44 million. As of March 31, 2023, the Company owned three real estate assets (including one other real estate asset under contract) with a gross carrying value of approximately $2.45 million. Given the significantly smaller inventory of remaining real estate assets when compared to the inventory as of the Plan Effective Date, the amount of net proceeds from the sale of real estate assets in the future will be negligible as compared to the amount realized from the Plan Effective Date through March 31, 2023. The Company expects to complete its liquidation activities no later than the fiscal year ending June 30, 2026.

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Discussion of the Company’s Operations

Three months ended March 31, 2023

The following is a summary of the Consolidated Statement of Changes in Net Assets in Liquidation for the three months ended March 31, 2023 ($ in thousands):

	Restricted for Qualifying Victims	All Interestholders	Total

Net assets in liquidation as of December 31, 2022	$3,483	$35,669	$39,152

Change in assets and liabilities:
Restricted for Qualifying Victims - change in carrying value of assets and liabilities, net	(25)	-	(25)

All Interestholders-
Change in carrying value of assets and liabilities, net	-	(9,187)	(9,187)
Distributions (declared) reversed, net	-	6	6
Net change in assets and liabilities	-	(9,181)	(9,181)

Net assets in liquidation, as of March 31, 2023	$3,458	$26,488	29,946

Net assets in liquidation – Restricted for Qualifying Victims decreased by approximately $0.02 million during the three months ended March 31, 2023.

Net assets in liquidation – All Interestholders decreased by approximately $9.18 million during the three months ended March 31, 2023. This decrease was due to a decrease in the net carrying value of assets and liabilities of approximately $9.19 million, and an increase from net distributions (declared) reversed of approximately $0.006 million.

The components of the changes in the carrying value of assets and liabilities, net are as follows ($ in thousands):

	Restricted for Qualifying Victims	All Interestholders	Total

Remeasurement of assets and liabilities, net	$(25)	$(7,685)	$(7,710)
Carrying value in excess of sales proceeds	-	(1,555)	(1,555)
Settlement recoveries, net (1)	-	(50)	(50)
Other	-	103	103

Change in carrying value of assets and liabilities, net	$(25)	$(9,187)	$(9,212)

(1)
Net of 5% payable to the Liquidation Trustee of approximately $20 and increase in the allowance for uncollectible settlement installment receivables of approximately $30 during the three months ended March 31, 2023.

During the three months ended March 31, 2023, the Company:

•
Reversed distributions of approximately $0.02 million that were received from Interestholders that had been overpaid on prior distributions offset by $0.01 million of distributions of Interestholders that were previously deemed to have forfeited their rights to receive Class A Interest distributions but had subsequently responded and therefore their distributions were recorded.

•	Received net proceeds from the sale of Forfeited Assets of approximately $0.08 million.

•	Sold one single-family home and settled one secured loan of approximately $25.40 million.

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
•
As a result of the expected additional time required for the Company to complete its liquidation activities from February 15, 2024 to March 31, 2026, the Company accrued additional accrued liquidation costs of approximately $7.7 million. The additional costs are primarily legal and other professional fees and payroll and payroll-related costs. A portion of the accrued liquidation costs relate to estimated reserves for potential construction warranty claims and the administration of such claims after its liquidation activities are completed.

•	Paid construction costs of approximately $0.04 million relating to single-family homes under development.

•	Paid holding costs of approximately $0.20 million.

•
Paid general and administrative costs of approximately $2.24 million, including approximately $0.15 million of board member fees and expenses, approximately $1.07 million of payroll and other general and administrative costs and approximately $1.02 million of professional fees.

For the three months ended March 31, 2022

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

Net assets in liquidation – All Interestholders decreased approximately $31.24 million during the three months ended March 31, 2022. This decrease was due to an increase in the net carrying value of assets and liabilities of approximately $8.27 million and a decrease from net distributions (declared) reversed of approximately $39.51 million.

The components of the change in the carrying value of assets and liabilities, net are as follows ($ in thousands):

	Restricted for Qualifying Victims	All Interestholders	Total

Other settlement recoveries recognized, net	$-	$445	$445
Remeasurement of assets and liabilities, net	-	7,627	7,627
Other	-	194	194

Change in carrying value of assets and liabilities, net	$-	$8,266	$8,266

(1)	Net of the 5% payable to the Liquidation Trustee of approximately $22 ($ in thousands) for other settlement agreements during the three months ended March 31, 2022.

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
During the three months ended March 31, 2022, the Company:

•	Declared a distribution of $3.44 per Class A Interest totaling approximately $39.98 million.

•	Reversed distributions of approximately $0.47 million primarily from claims being disallowed or Class A Interests being cancelled.

•	Sold the rest of the gold Forfeited Assets for net proceeds of approximately $0.12 million.

•	Completed construction of one single-family home (642 St. Cloud).

•	Settled one secured loan for net proceeds of approximately $0.72 million.

•	Recorded approximately $0.47 million from the settlement of other Causes of Action, net of 5% payable to the Liquidation Trustee.

•	Paid construction costs of approximately $1.80 million relating to single-family homes under development.

•	Paid holding costs of approximately $0.66 million.

•
Paid general and administrative costs of approximately $4.04 million, including approximately $0.17 million of board member fees and expenses, approximately $1.84 million of payroll and other general and administrative costs and approximately $2.03 million of professional fees.

Nine months ended March 31, 2023

The following is a summary of the Consolidated Statement of Changes in Net Assets in Liquidation for the nine months ended March 31, 2023 ($ in thousands):

	Restricted for Qualifying Victims	All Interestholders	Total

Net assets in liquidation as of June 30, 2022	$3,485	$30,910	$34,395

Change in assets and liabilities:
Restricted for Qualifying Victims - change in carrying value of assets and liabilities, net	(27)	-	(27)

All Interestholders-
Change in carrying value of assets and liabilities, net	-	(7,066)	(7,066)
Distributions (declared) reversed, net	-	2,644	2,644
Net change in assets and liabilities	-	(4,422)	(4,422)

Net assets in liquidation, as of March 31, 2023	$3,458	$26,488	29,946

Net assets in liquidation – Restricted for Qualifying Victims decreased by approximately $0.03 million during the nine months ended March 31, 2023.

Net assets in liquidation – All Interestholders decreased by approximately $4.42 million during the nine months ended March 31, 2023. This decrease was due to a decrease in the net carrying value of assets and liabilities of approximately $7.06 million, and from an increase in net distributions (declared) reversed of approximately $2.64 million.

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
The components of the changes in the carrying value of assets and liabilities, net are as follows ($ in thousands):

	Restricted for Qualifying Victims	All Interestholders	Total

Remeasurement of assets and liabilities, net	$(27)	$(6,486)	$(6,513)
Carrying value in excess of sales proceeds	-	(1,555)	(1,555)
Settlement recoveries recognized, net (1)	-	144	144
Other	-	831	831

Change in carrying value of assets and liabilities, net	$(27)	$(7,066)	$(7,093)

(1)
Net of 5% payable to the Liquidation Trustee of approximately $31 and an increase in the allowance for uncollectible settlement installment receivables of approximately $56 during the nine months ended March 31, 2023.

During the nine months ended March 31, 2023, the Company:

•
Reversed distributions of approximately $2.64 million from claims being disallowed or Class A Interests being cancelled. Reversed distributions of approximately $0.02 million that were received from Interestholders that had been overpaid on prior distributions offset by $0.03 million of distributions of Interestholders that were previously deemed to have forfeited their rights to receive Class A Interest distributions but had subsequently responded and therefore their distributions were recorded.

•	Received net proceeds from the sale of Forfeited Assets of approximately $0.79 million.

•	Completed construction of one single-family home (41 King Street).

•	Sold one single-family home and settled one secured loan for net proceeds of approximately $25.40 million.

•	Recorded approximately $0.23 million from the settlement of Causes of Action, net of 5% payable to the Liquidation Trustee and an allowance for uncollectible installment receivables.

•
As a result of the expected additional time required for the Company to complete its liquidation activities from February 15, 2024 to March 31, 2026, the Company accrued additional accrued liquidation costs of approximately $7.7 million. The additional costs are primarily legal and other professional fees and payroll and payroll-related costs. A portion of the accrued liquidation costs relate to estimated reserves for potential construction warranty claims and the administration of such claims after its liquidation activities are completed.

•	Paid construction costs of approximately $1.57 million relating to single-family homes under development.

•	Paid holding costs of approximately $0.67 million.

•
Paid general and administrative costs of approximately $11.34 million, including approximately $0.46 million of board member fees and expenses, approximately $6.46 million of payroll and other general and administrative costs and approximately $4.42 million of professional fees.

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
For the nine months ended March 31, 2022

The following is a summary of the Consolidated Statement of Changes in Net Assets in Liquidation for the nine months ended March 31, 2022 ($ in thousands):

	Restricted for Qualifying Victims	All Interestholders	Total

Net assets in liquidation as of June 30, 2021	$3,167	$126,373	$129,540

Change in assets and liabilities:
Restricted for Qualifying Victims - change in carrying value of assets and liabilities, net	36	-	36

All Interestholders-
Change in carrying value of assets and liabilities, net	-	45,922	45,922
Distributions (declared) reversed, net	-	(79,236)	(79,236)
Net change in assets and liabilities	-	(33,314)	(33,314)

Net assets in liquidation, as of March 31, 2023	$3,203	$93,059	$96,262

Net assets in liquidation – Restricted for Qualifying Victims increased by approximately $0.04 million during the nine months ended March 31, 2022.

Net assets in liquidation – All Interestholders decreased approximately $33.31 million during the nine months ended March 31, 2022. This decrease was due to an increase in the net carrying value of assets and liabilities of approximately $45.92 million, and from a decrease in net distributions (declared) reversed of approximately $79.23 million.

The components of the change in the carrying value of assets and liabilities, net are as follows ($ in thousands):

	Restricted for Qualifying Victims	All Interestholders	Total

Causes of Action, net(1):
Comerica Bank	$-	$23,575	$23,575
Other settlement recoveries	-	1,777	1,777
Remeasurement of assets and liabilities, net	36	13,428	13,464
Sales proceeds in excess of carrying value	-	6,460	6,460
Other	-	682	682

Change in carrying value of assets and liabilities, net	$36	$45,922	$45,958

(1)	Net of 5% payable to the Liquidation Trustee of approximately $1,241 for Comerica Bank and $93 for other settlement agreements during the nine months ended March 31, 2022.

During the nine months ended March 31, 2022, the Company:

•	Declared two distributions, both of $3.44 per Class A Interest, which totaled approximately $79.99 million.

•	Reversed distributions of approximately $0.76 primarily from claims being disallowed or Class A Interests being cancelled.

•	Sold the wine and the gold Forfeited Assets for net proceeds of approximately $0.49 million.

•	Completed construction of one single-family home (642 St. Cloud).

•	Sold four single-family homes and settled two secured loans for net proceeds of approximately $64.40 million. One of the single-family homes was under construction.

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
•
Recorded approximately $24.81 million from the settlement of the two pending actions against Comerica Bank and approximately $1.87 million from the settlement of other Causes of Action, net of 5% payable to the Liquidation Trustee.

•	Paid construction costs of approximately $9.47 million relating to single-family homes under development.

•	Paid holding costs of approximately $1.90 million.

•
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

Capital Resources

In addition to consolidated cash and cash equivalents as of March 31, 2023 of approximately $55.40 million (of which approximately $4.39 million is restricted), the capital resources available to the Company are as follows:

•
Sales of Real Estate:  The Wind-Down Group is in the process of marketing and selling its few remaining real estate assets, all of which are held for sale.  As of March 31, 2023, the Company owned a total of three real estate assets with a gross carrying value of approximately $2.45 million. Based on the remaining assets of the Company, future net proceeds will be negligible as compared to the proceeds the Company has realized in prior periods.

•
Causes of Action Recoveries:  During the three and nine months ended March 31, 2023, the Company recognized approximately $0 million and $0.27 million, respectively, from the settlement of Causes of Action. There can be no assurance that the amounts the Company recovers from settling Causes of Action in the future will be consistent with the amount recovered in prior periods.

•
Forfeited Assets:  Forfeited Assets consist of cash and other assets (jewelry, art, clothing, handbags and shoes). During the three and nine months ended March 31, 2023, the Trust sold some of its Forfeited Assets and received net proceeds of approximately $0.08 million and $0.79 million, respectively. As noted earlier, net sale proceeds from liquidating the Forfeited Assets are to be distributed only to Qualifying Victims.

 Uses of Liquidity

The primary uses of the Company’s liquidity are to pay (a) distributions payable, (b) development costs including warranty claims, (c) holding costs including maintenance and repair costs, and (d) general and administrative costs. As of March 31, 2023, the Company’s total liabilities were approximately $28.75 million. The total liabilities recorded as of March 31, 2023 may not be indicative of the costs paid in future periods, which may vary materially from the current estimate.

1 The Trust is required to distribute the net sale proceeds from liquidating the Forfeited Assets to the Qualifying Victims. Qualifying Victims are the former holders of Class 3 and Class 5 claims and their permitted assigns. Former holders of Class 4 claims are not Qualifying Victims. Because of the requirement to distribute the net sale proceeds of the Forfeited Assets to the Qualifying Victims only, the Forfeited Assets as of March 31, 2023 are presented in the consolidated statement of net assets as restricted net assets in liquidation. As of March 31, 2023, 11,436,259 of the 11,514,190 Class A Interests were held by Qualifying Victims. Of the 13,875 Class A Interests relating to unresolved claims as of March 31, 2023, 1,880 would be held by Qualifying Victims.

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

Distributions

Distributions will be made at the sole discretion of the Liquidation Trustee in accordance with the provisions of the Plan and the Trust Agreement. As of May 12, 2023, the Liquidation Trustee has declared eleven distributions to the Class A Interestholders. The distributions include a cash distribution on account of the then-allowed claims and a deposit is made into a restricted cash account for amounts that are or may become payable (a) in respect of Class A Interests that may be issued in the future upon the allowance of unresolved bankruptcy claims, (b) in respect of Class A Interests on account of recently allowed claims, (c) for holders of Class A Interests who failed to cash distribution checks mailed in respect of prior distributions, (d)  for distributions that were withheld due to pending avoidance actions and (e) for holders of Class A Interests for which the Trust is waiting for further beneficiary information.

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
The following tables summarize the distributions declared, distributions paid and the activity in the restricted cash account for the periods from February 15, 2019 (inception) through March 31, 2023 and from February 15, 2019 (inception) through May 12, 2023:

			During the Period from February 15, 2019 (inception) through March 31, 2023 ($ in Millions)			During the Period from February 15, 2019 (inception) through May 12, 2023 ($ in Millions)
	Date Declared	$ per Class A Interest	Total Declared	Paid	Restricted Cash Account	Total Declared	Paid	Restricted Cash Account

Distributions Declared
First	3/15/2019	$3.75	$44.70	$42.32	$2.38	$44.70	$42.32	2.38
Second	1/2/2020	4.50	53.43	51.19	2.24	53.43	51.19	2.24
Third	3/31/2020	2.12	25.00	24.19	0.81	25.00	24.19	0.81
Fourth	7/13/2020	2.56	29.97	29.24	0.73	29.97	29.24	0.73
Fifth	10/19/2020	2.56	29.95	29.20	0.75	29.95	29.20	0.75
Sixth	1/7/2021	4.28	50.01	48.67	1.34	50.01	48.67	1.34
Seventh (a)	5/13/2021	2.58	30.02	29.33	0.69	30.02	29.33	0.69
Eighth	10/8/2021	3.44	40.01	39.13	0.88	40.01	39.13	0.88
Ninth	2/4/2022	3.44	39.98	39.15	0.83	39.98	39.15	0.83
Tenth	6/15/2022	5.63	65.01	64.18	0.83	65.01	64.18	0.83
Eleventh (b)	5/10/2023	2.18	-	-	-	25.01	-	-
Subtotal		$37.04	$408.08	$396.60	$11.48	$433.09	$396.60	$11.48

Distributions Returned / (Reversed)
Disallowed/cancelled (c)					(6.27)			(6.27)
Returned (d)					0.74			0.74
Forfeited (e)					(1.15)			(1.15)
Subtotal					(6.68)			(6.68)

Distributions Paid from Reserve Account (f)					(3.58)			(3.58)

Distributions Payable, Net				as of 3/31/2023:	$1.22		as of 5/12/2023:	$1.22

(a)	The seventh distribution included the cash the Trust received from recoveries of Fair Funds.
(b)	Payable on or before June 12, 2023.
(c)	As a result of claims being disallowed or Class A Interests cancelled.
(d)	Distribution checks returned or not cashed.
(e)	Distributions forfeited as Interestholders did not cash checks that were over 180 days old.
(f)	Paid as claims are allowed or resolved.

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

Contractual Obligations

As of March 31, 2023, the Company has contractual commitments related to construction contracts totaling approximately $0.22 million. The Company has an office lease that expires in July 2023. The Company has one six-month option to extend the lease. The Company expects that it will continue to lease office space until the liquidation process is completed. The Wind-Down Entity has part-time employment agreements with its two executive officers through December 31, 2023.

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Critical Accounting Policies and Practices

The Company’s consolidated financial statements are prepared in accordance with U.S. GAAP. The accounting policies and practices that the Company believes are the most critical are discussed below. These accounting policies and practices require management to make decisions on subjective and/or complex matters that may inherently be uncertain. Estimates are required to prepare the consolidated financial statements in conformity with U.S. GAAP. Significant estimates, judgments and assumptions are required in a number of areas, including, but not limited to, the sales price of real estate assets, selling costs, development costs, holding costs, potential construction warranty claims, and general and administrative costs to be incurred until the completion of the liquidation activities of the Company and estimated reserves for potential construction warranty claims and the administration of such claims after the Company's liquidation activities are completed. In many instances, changes in the accounting estimates are likely to occur from period to period. Actual results may differ from the estimates. The Company believes the current assumptions and other considerations used in preparing the consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in the Company’s consolidated financial statements, the resulting changes could have a material adverse effect on the Company’s net assets in liquidation.

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

Accrued Liquidation Costs

The estimated costs associated with implementing and completing the Company’s plan of liquidation are recorded as accrued liquidation costs. The Company has also recorded the estimated remaining development costs to be paid and an accrual for potential construction warranty claims as well as the estimated holding, maintenance and repair costs to be incurred and the estimated general and administrative costs to be incurred until the completion of the liquidation of the Company and estimated reserves for contingent liabilities.

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

In connection with the preparation of our Form 10-Q, our management and the Liquidation Trustee assessed the effectiveness of our internal control over financial reporting as of March 31, 2023. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on its assessment, our management and the Liquidation Trustee believes that, as of March 31, 2023, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The other appeals remain pending. On June 14, 2021, the Trustee filed a combined opening brief for all of the appeals other than his appeal of the order granting fees and costs to Sidley Austin LLP. Between September 22 and 29, 2021, the respondents filed their opening briefs.   On March 17, 2022, the Trustee filed a combined reply brief for all of the appeals other than his appeal of the order granting fees and costs to Sidley Austin LLP.  On June 30, 2022, Davis Graham & Stubbs LLP filed its reply brief in support of its cross-appeal of the order denying a portion of its special motion to strike.  The matter is currently fully briefed and the court has scheduled oral argument commencing on June 9, 2023.

The appeal of the award granting fees and costs to Sidley Austin LLP remains pending. The appeal is fully briefed and will be decided following the disposition of the appeal of the underlying order.

In April 2023, the Trust reached a settlement in principal with Bailey Cavalieri LLC and Thomas Geyer that will resolve all litigation between them.

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

PART II.  OTHER INFORMATION (CONTINUED)
Item 1.	Legal Proceedings (Continued)
Avoidance actions. The Trust is currently prosecuting several legal actions to recover preferential payments, fraudulent transfers, and other funds subject to recovery by the bankruptcy estate.  These actions were filed in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”), are pending before the Honorable J. Kate Stickles, and generally fall into the following categories:

•
Preferential transfers and/or fraudulent transfers (Noteholders and Unitholders).  Certain of the actions include claims arising under chapter 5 of the Bankruptcy Code and seek to avoid or recover payments made by the Debtors: (1) during the 90 days prior to the December 4, 2017 bankruptcy filing, including payments to miscellaneous vendors and former Noteholders and Unitholders; and/or (2) during the course of the Ponzi scheme (from July 2012 through the December 4, 2017 bankruptcy filing) for interest paid to former Noteholders and Unitholders.

•
Fraudulent transfers (Shapiro personal expenses). Two remaining actions include claims arising under chapter 5 of the Bankruptcy Code and seek to avoid and recover payments made by the Debtors during the course of the Ponzi scheme (from July 2012 through the December 4, 2017 bankruptcy filing) for the personal expenses of Robert and Jeri Shapiro, including those identified in a forensic report prepared in connection with an SEC enforcement action in the United States District Court for the Southern District of Florida.

•
Fraudulent transfers and fraud (against former agents). Certain of the actions, which arise under chapter 5 of the Bankruptcy Code and applicable state law governing fraudulent transfers, seek to avoid and recover payments made by the Debtors during the course of the Ponzi scheme (from July 2012 through the December 4, 2017 bankruptcy filing) for commissions to former agents, as well as for fraud, aiding and abetting fraud, and the unlicensed sale of securities asserted by the Trust based on claims contributed to the Trust by defrauded investors. These actions were filed by the Trust in the Bankruptcy Court between November 15, 2019 and December 4, 2019. Actions of this type are also being pursued by the SEC, and it is the Trust’s understanding that any recoveries obtained by the SEC will be transmitted to the Trust pursuant to a Fair Fund established by the SEC.

•
Fraudulent transfers (Kenneth Halbert).  The Trust is pursuing fraudulent transfer claims against Kenneth Halbert to avoid and recover prepetition payments of principal and interest to Mr. Halbert. The Trust filed its initial complaint on December 1, 2019 and the operative first amended complaint on December 7, 2021. Fact discovery closed on April 24, 2023 and expert discovery is currently underway. The court has not yet set a trial date.

The Trust has filed over 400 legal actions of this nature, many of which have been resolved, resulting in recoveries by or judgments in favor of the Trust. As of April 30, 2023, 46 legal actions remain pending.

Since inception and as of April 30, 2023, the Trust has entered into settlements in approximately 227 legal actions and approximately 245 potential avoidance claims for which litigation was not filed, resulting in aggregate settlements of approximately $18.18 million of cash payments made or due to the Trust and approximately $11.21 million in reductions of claims against the Trust.

Additionally, the Trust has obtained judgments of approximately $158.96 million, including default judgments of approximately $150.98 million and stipulated judgments of approximately $7.98 million. It is unknown at this time how much, if any, will ultimately be collected on the judgments. Stipulated and default judgments are commonly obtained where the defendant has insufficient assets with which to respond to a judgment. As a result, the prospect of any recoveries on the judgments is subject to various extrinsic factors, including collectability, that impact whether any sums will be recovered.

PART II.  OTHER INFORMATION (CONTINUED)
Item 1.	Legal Proceedings (Continued)
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

Wind-Down Group litigation. The Wind-Down Group owns a portfolio of real estate assets, which includes secured loans and other properties.  As part of its recovery efforts, the Wind-Down Group, through its subsidiaries, is involved in ordinary routine litigation incidental to such assets.  Among other litigation, certain Woodbridge entities (including the Trust, the Wind-Down Entity, and WB 8607 Honoapiilani, LLC) filed an action against Certain Underwriters at Lloyd’s of London in Los Angeles Superior Court, alleging that the defendant insurer breached its obligations under an insurance policy purchased to protect a property owned by WB 8607 Honoapiilani (a subsidiary of the Wind-Down Entity) in Hawaii, which property was destroyed by fire in August 2017.  The Superior Court granted the defendant’s motion for summary judgment, and on March 25, 2021 entered judgment in favor of the defendant.  The judgment provided that plaintiffs take nothing by way of the complaint.  Further, the judgment provided that defendant refund plaintiffs for the premium payments under the insurance policy at issue in the lawsuit ($110,829.43), less all amounts paid by the defendant in respect of claims under the policy ($97,770.38) and less defendant’s costs (defendant requested costs of $9,874.71).  Plaintiffs appealed the judgment. The appeal was fully briefed and oral argument took place before the Court of Appeal on November 21, 2022. After extending its time to rule on the submitted matter, the Court of Appeal entered its ruling on April 19, 2023. In an unpublished opinion, the Court of Appeal affirmed the judgment of the Superior Court and awarded costs on appeal to the respondent Underwriters. Although the Wind Down Entity has a right to petition the California Supreme Court for review, such petitions are rarely granted, and counsel does not believe that there is a realistic chance that the petition would be granted, particularly since the Court of Appeal opinion is unpublished and will not be citable precedent in California. If no petition for review is filed, the Court of Appeal opinion becomes final in 30 days after entry.

PART II.  OTHER INFORMATION (CONTINUED)
Item 1A.	Risk Factors

In addition to other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the following risk factor, which supplements and should be read in conjunction with the information appearing under Item 1.A. Risk Factors in Part I in our Annual Report on Form 10-K filed with the SEC on September 26, 2022.

Our cash and cash equivalents may be exposed to the failure of banking institutions. While we seek to minimize our exposure to third-party losses of our cash and cash equivalents, we hold our balances in a number of large financial institutions. Notwithstanding their size and reserves, such institutions remain subject to the risk of failure. The Company did have a banking relationship with First Republic Bank, which was seized and sold to JP Morgan on May 1, 2023. The Company’s deposits were within the FDIC insurance limits. The recent failures of First Republic Bank, Silicon Valley Bank and Signature Bank have had and may continue to have an adverse impact on other financial institutions, the extent of which impact cannot be foreseen at this time. If, in the future, the financial institutions with which we maintain deposits or transact business enter into receivership or become insolvent, there can be no guarantee that the Department of the Treasury, the Federal Reserve or the FDIC will intercede to protect depositors and customers. If, at any time, our deposits with any financial institution exceed the FDIC insurance limit, the Company’s deposits may be subject to loss. The Company’s access to its cash and cash equivalents could also become limited, impairing the Company’s ability to fund its remaining liquidation activities. In addition, if any parties with which we conduct business are unable to access funds pursuant to lending relationships or their deposit accounts with such a financial institution, the ability of such parties to continue to perform their obligations to us could be adversely affected, which, in turn, could have a material adverse effect on our liquidation activities and changes in net assets in liquidation.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In accordance with the Plan, all Liquidation Trust Interests have been issued without registration under the Securities Act.  The Liquidation Trust Interests have been issued only to holders of allowed claims in Class 3, Class 4, and Class 5 under the Plan entirely in exchange for such claims.  See “Item 1.  Business - D. Plan Provisions Regarding the Company - 2. Treatment under the Plan of holders of claims against and equity interests in the Debtors” of our Annual Report on Form 10-K filed with the SEC on September 26, 2022.  During the period from February 15, 2019 (inception) through March 31, 2023 the Trust has issued an aggregate of 11,542,087 Class A Interests and an aggregate of 677,790 Class B Interests.  As of March 31, 2023, the Trust had 11,514,190 Class A Interests and 675,617 Class B Interests outstanding. All Liquidation Trust Interests were issued on the Plan Effective Date or from time to time thereafter as soon as practicable as and when claims in Class 3, Class 4 or Class 5 have become allowed.

During the three months ended March 31, 2023, the Trust did not issue any Liquidation Trust Interests.

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

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine-Safety Disclosures

None.

Item 5.	Other Information

None.

PART II.  OTHER INFORMATION (CONTINUED)
Item 6.	Exhibits

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

10.3
Second Amendment to Limited Liability Agreement of Woodbridge Wind-Down Entity LLC dated as of March 27, 2023, incorporated herein by reference to the Current Report on Form 8-K filed by the Trust on March 29, 2023.

10.4	Third Amendment to Limited Liability Agreement of Woodbridge Wind-Down Entity LLC dated as of April 28, 2023, incorporated herein by reference to the Current Report on Form 8-K filed by the Trust on May 1, 2023.

10.5	Employment Agreement dated November 12, 2019 between Woodbridge Wind-Down Entity LLC and Marion W. Fong, incorporated herein by reference to Amendment No. 1 to Registration Statement on Form 10 filed by the Trust on December 13, 2019.

10.6	First Amendment to Employment Agreement dated September 24, 2020 between Woodbridge Wind-Down Entity LLC and Marion W. Fong, incorporated herein by reference to the Form 10-K filed by the Trust on September 28, 2020.

10.7	Indemnification Agreement dated November 12, 2019 between Woodbridge Wind-Down Entity LLC and Marion W. Fong, incorporated herein by reference to Amendment No. 1 to Registration Statement on Form 10 filed by the Trust on December 13, 2019.

10. 8	Part-Time Employment Agreement dated November 30, 2022 between Woodbridge Wind-Down Entity and Marion W. Fong, incorporated herein by reference to the Current Report on Form 8-K filed by the Trust on December 1, 2022.

PART II.  OTHER INFORMATION (CONTINUED)
Item 6.	Exhibits (Continued)
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

10.12	Indemnification Agreement dated November 12, 2019 between Woodbridge Wind-Down Entity LLC and David Mark Kemper, incorporated herein by reference to Amendment No. 1 to Registration Statement on Form 10 filed by the Trust on December 13, 2019.

10.13	Stipulation and Settlement Agreement between the United States and Woodbridge Liquidation Trust, as approved by order of the United States Bankruptcy Court for the District of Delaware entered September 17, 2020, incorporated herein by reference to the Form 10-K filed by the Trust on September 28, 2020.

10.14	Settlement Agreement dated August 6, 2021 by and among Mark Baker, Jay Beynon as Trustee for the Jay Beynon Family Trust DTD 10/23/1998, Alan and Marlene Gordon, Joseph C. Hull, Lloyd and Nancy Landman, and Lilly A. Shirley on behalf of themselves and the proposed Settlement Class, Michael I. Goldberg, as Trustee for Woodbridge Liquidation Trust, and Comerica Bank, incorporated herein by reference to the Form 10-K filed by the Trust on September 27, 2021.

31.1*	Certification of Liquidation Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Liquidation Trustee pursuant to 18 U.S.C. 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Findings of Fact, Conclusions of Law, and Order Confirming the First Amended Joint Chapter 11 Plan of Liquidation of Woodbridge Group of Companies, LLC and its Affiliated Debtors, entered October 26, 2018, incorporated herein by reference to the Registration Statement on Form 10 filed by the Trust on October 25, 2019.

101	The following financial statements from the Woodbridge Liquidation Trust Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated statements of net assets in liquidation as of March 31, 2023 and June 30, 2022, (ii) consolidated statements of changes in net assets in liquidation for the three months ended March 31, 2023 and 2022, (iii) consolidates statements of changes in net assets in liquidation for the six months ended March 31, 2023 and 2021, (iv) the notes to the consolidated financial statements. XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

 *Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Woodbridge Liquidation Trust

Date: May 12, 2023	By:	/s/ Michael I. Goldberg

Michael I. Goldberg,
Liquidation Trustee