Form 10-K
period 2023-06-30
Woodbridge Liquidation Trust
filed 2023-09-28
CIK 1785494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______
Commission File Number 000-56115

Woodbridge Liquidation Trust
(Exact name of registrant as specified in its charter)

Delaware	36-7730868
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 N. Brand Blvd., Suite M Glendale, California	91203
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 765-1550

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 762(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

At December 31, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A Liquidation Trust Interests held by non-affiliates of the registrant was approximately $28.60 million based upon the average bid and ask price of $2.50. As of December 31, 2022, there were approximately 11.44 million Class A Liquidation Trust Interests held by non-affiliates.

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

Statements Regarding Forward-Looking Statements. This Annual Report, and other filings by the Trust with the U.S. Securities and Exchange Commission (“SEC”), or written statements made by the Trust in press releases or in other communications, oral or written, may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act” and, together with the Securities Act, the “Acts”). Such statements include, without limitation, statements (other than historical facts) that address future plans, goals, expectations, activities, events or developments. The Trust has tried, where possible, to use words such as “anticipates”, “if”, “believes,” “estimates,” “plans,” “expects,” “intends,” “forecasts”, “initiative, “objective”, “goal, “projects”, “outlook”, “priorities”, “target”, “evaluate”, “pursue”, “seek”, “potential”, “continue”, “designed”, “impact”, “may”, “could”, “would”, “should”, “will” and similar expressions to identify forward-looking statements. Forward-looking statements are based on current expectations and are subject to substantial risks, uncertainties and other factors, many of which are beyond our control and not of all of which can be predicted by the Trust. Such risks and uncertainties include the amount of funds needed for construction defect and other claims, the amount of general and administrative costs, the number and amount of successful litigations and/or settlements and the ability to recover thereon, the amount of funding required to continue litigations, changes in tax and other governmental rules and regulations applicable to the Trust and its subsidiaries, and other risks identified and described in “Item 1A. Risk Factors” of this Annual Report. Accordingly, the Trust cannot guarantee that any forward-looking statements will be realized, as actual results may differ materially from those identified or implied in any forward-looking statement. These risks and uncertainties are beyond the ability of the Trust to control, and in many cases, the Trust cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

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

The purpose of the Wind-Down Entity is, through its subsidiaries (the “Wind-Down Subsidiaries” and, with the Wind-Down Entity, the “Wind-Down Group”), to develop (as applicable), market, and sell the real estate assets owned by the Wind-Down Subsidiaries to generate cash to be remitted to the Trust after the payment of Wind-Down Group expenses and subject to the retention of various reserves. The Trust, the Remaining Debtors (as defined in Section B of this Item 1) and the Wind-Down Group are collectively referred to in this Annual Report as the “Company.”

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

During the year ended June 30, 2023, the Company concluded that its liquidation activities would not be completed by February 15, 2024, the current outside termination date of the Trust, for a number of reasons. First, there have been significant delays in certain legal proceedings where the Company is the plaintiff as more fully described in "Item 3. Legal Proceedings". Second, a construction defect claim has been asserted against one of the Wind-Down Subsidiaries by the buyer of one of the subsidiary’s single-family homes. The subsidiary has tendered the claim to its insurance carrier. At this time, the amount of the liability exposure, if any, has not been determined and it is not known if the subsidiary has any exposure in excess of its insurance coverage. The subsidiary is investigating the claim, including the extent and causes of the alleged damage and the identification of other potentially responsible persons. Based on the foregoing, the Company currently projects a revised estimated completion date for the Company’s operations of approximately March 31, 2026.

The Company is required to file a motion with the Bankruptcy Court to extend the termination date of the Trust beyond February 15, 2024. The motion is required to be filed within six months before February 15, 2024. The Company expects that the motion will be filed as required and that the Bankruptcy Court will grant the motion as the extension is needed to pursue additional Trust actions that are expected to yield additional proceeds to the Trust and to address the construction defect claim.

The Trust is administered by a Liquidation Trustee. The Liquidation Trustee is authorized, subject to the oversight of a six-member supervisory board (the “Supervisory Board”), to carry out the purposes of the Trust. The Wind-Down Entity was initially managed by a three-member board of managers (the “Board of Managers”), one of whom was the Chief Executive Officer. The Board of Managers was reduced to two members following the effectiveness of the Chief Executive Officer’s resignation on December 31, 2022, and was reduced to one person on April 29, 2023, following the sale of the last single-family home and the resignation of Richard Nevins.

Part I
Item 1.	Business (Continued)
Pursuant to the Plan and the Liquidation Trust Agreement of the Trust (as amended, the “Trust Agreement”), a copy of which is referenced as Exhibits 3.2, 3.3 and 3.4 to this Annual Report, distributions to Interestholders are net of any costs and expenses incurred by the Trust, including in connection with administering the Trust and litigating or otherwise resolving the various Causes of Action and disputed claims. Amounts withheld from distribution may include cost of collecting, administering, distributing, and liquidating the Trust assets such as fees and expenses of the Liquidation Trustee, premiums for directors’ and officers’ insurance, and fees and expenses of attorneys and consultants. Furthermore, cash received from the Wind-Down Group is net of the payment of Wind-Down Group expenses and the retention of reserves by the Wind-Down Group for contingent liabilities, including potential construction defect claims.

Distributions will be made by the Trust only to the extent that the Trust has sufficient net assets to make such payments in accordance with the Plan and the Trust Agreement. No distribution is required to be made to any Interestholder unless such Interestholder is to receive in such distribution at least $10.00.  If the Trust mails a distribution check to an Interestholder and the Interestholder fails to cash the check within 180 calendar days, or if the Trust mails a distribution check to an Interestholder and such check is returned to the Trust as undeliverable and is not claimed by the Interestholder within 180 days, then the Interestholder may not only lose its right to the amount of that distribution, but also may be deemed to have forfeited its right to any reserved and future distributions under the Plan.

Distributions will be made at the sole discretion of the Liquidation Trustee in accordance with the provisions of the Plan and the Trust Agreement. Since the Plan Effective Date, the Liquidation Trustee and the Supervisory Board have authorized eleven cash distributions to the holders of Class A Interests.  On August 3, 2023, at the recommendation of the Liquidation Trustee, the Trust suspended the making of additional Trust distributions pending the result of the investigation of a construction defect claim asserted against one of the Wind-Down Subsidiaries by the buyer of one of the subsidiary's single-family homes.

Since its inception, the Wind-Down Entity has made substantial progress toward completion of its liquidation activities and has liquidated all but two real estate assets with a net carrying value of approximately $0.77 million. Holders of Liquidation Trust Interests are advised that future distributions from the Trust, if any, will be limited and will be materially reliant on future recoveries from litigation, net of accrued liquidation costs, including amounts for potential construction defect claims, which are uncertain and the amount and timing of which, if any, are difficult to determine.

Part I
Item 1.	Business (Continued)
The following table shows the Trust’s eleven cash distributions to Class A Interestholders since its February 15, 2019 Plan Effective Date:

The Trust’s distributions have primarily come from the net proceeds of real estate sales, except for the ninth distribution, which included the Trust’s net proceeds from the settlement of litigation against Comerica Bank.

Part I
Item 1.	Business (Continued)
Reflective of the progress toward the completion of its liquidation activities, the following two tables show the Wind-Down Group’s decreasing number of real estate assets and amount of net carrying values of the real estate assets since the Plan Effective Date and through June 30, 2023:

The Trust’s distributed cash through June 30, 2023, together with its distributions payable as of June 30, 2023, totaled approximately $426.55 million.  The Trust’s consolidated net assets in liquidation as of June 30, 2023 were approximately $6.77 million.

Part I
Item 1.	Business (Continued)

B.	Organization of the Company

On the Plan Effective Date, the Plan was implemented, and the Trust and the Wind-Down Entity were formed.

1.	The Trust

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

•	all of the outstanding membership interests of the Wind-Down Entity; and

•	certain other non-real estate related assets and entities.

Part I
Item 1.	Business (Continued)
2.	The Wind-Down Entity

On the Plan Effective Date and by operation of the Plan, the Wind-Down Entity became a wholly-owned subsidiary of the Trust. The Wind-Down Entity was organized for the purpose of accepting, holding, and administering the Debtors’ real estate assets and distributing the net proceeds of liquidating such real estate assets to the Trust in accordance with the Plan and the Limited Liability Company Agreement of the Wind-Down Entity (as amended, the “Wind-Down Entity LLC Agreement”), consistent with the purposes of the Trust. As of the Plan Effective Date, the Wind-Down Group received, in the aggregate, assets consisting of approximately $31.34 million in cash and approximately $585.01 million of real estate and other assets.

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

Part I
Item 1.	Business (Continued)
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

Part I
Item 1.	Business (Continued)
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

On December 24, 2019, the Trust’s Registration Statement on Form 10 became effective under the Exchange Act. The trading symbol for the Trust’s Class A Interests is WBQNL. Bid and ask prices for the Trust’s Class A Interests are quoted on the OTC Link® ATS, the SEC-registered alternative trading system. The Class A Interests are eligible for the Depository Trust Company’s Direct Registration (DRS) services. The Class B Interests are not registered with the SEC.

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

Formerly under the Plan and the Wind-Down Entity LLC Agreement, the Wind-Down Entity was required to be managed by a three-member Board of Managers, one of whom was required to be the Chief Executive Officer. Accordingly, the Board of Managers initially consisted of Richard Nevins, M. Freddie Reiss, and Frederick Chin, with Mr. Chin as the Chief Executive Officer of the Wind-Down Entity.  On November 30, 2022, the Wind-Down Entity LLC Agreement was amended to reduce the Wind-Down Entities’ Board of Managers to two members and to eliminate the requirement that the Chief Executive Officer serve as a member of the Board of Managers, effective upon Mr. Chin’s resignation on December 31, 2022. Marion W. Fong was appointed to serve as Chief Executive Officer of the Wind-Down Entity effective as of January 1, 2023. Ms. Fong is not a member of the Board of Managers. On March 27, 2023, the Wind-Down Entity LLC Agreement was further amended and the Board of Managers was reduced to one person, M. Freddie Reiss, following the sale of the last single-family home and the resignation of Richard Nevins on April 29, 2023.

Part I
Item 1.	Business (Continued)
The Wind-Down Entity is required to advise the Trust regarding its affairs on at least a monthly basis, reasonably make available such information as is necessary for any reporting by the Trust and advise the Trust of material actions. Excess cash of the Wind-Down Entity (cash that is in excess of budgeted reserve for ongoing operations and other anticipated obligations including potential construction defect claims and expenses as determined by the Board of Managers) is required to be remitted to the Trust on a quarterly basis, and the Wind-Down Entity is restricted in its ability to invest or gift any of its assets or make asset acquisitions.

The Bankruptcy Court has retained certain jurisdiction regarding the Trust, the Liquidation Trustee, the Supervisory Board, the Wind-Down Entity, the Board of Managers, and assets of the Trust and the Wind-Down Entity, including the determination of all disputes arising out of or related to administration of the Trust and the Wind-Down Entity.

The Wind-Down Entity is also conducting business under the name “Viewpoint Collection.”

2.	Treatment under the Plan of holders of claims against and equity interests in the Debtors

The Plan identified 12 types of Claims against and equity interests in the Debtors, eight of which were “classified” (i.e., placed into formalized classes under the Plan) and four of which are not. Claims required to be paid in full under the Plan are referred to as “Unimpaired Claims.” Four types of claims are not classified—(i) claims arising under Bankruptcy Code sections 503(b), 507(a)(2), 507(b), or 1114(e)(2) (“Administrative Claims”), (ii) claims by professionals employed in the Bankruptcy Cases pursuant to Bankruptcy Code sections 327, 328, 1103, or 1104 for compensation or reimbursement of costs and expenses relating to services provided during the period from the Petition Date through and including the Plan Effective Date (“Professional Fee Claims”), (iii) tax claims entitled to priority under Bankruptcy Code section 507(a)(8) (“Priority Tax Claims”), and (iv) debtor-in-possession financing claims (“DIP Claims”). The foregoing claims are all Unimpaired Claims and have been or will be paid in full. Although the amounts may be subject to negotiation based on the Debtors’ and creditors’ records, and to ultimate determination, if necessary, in the Bankruptcy Court, liabilities resulting from any such Administrative Claims, Professional Fee Claims, Priority Tax Claims, and DIP Claims that are allowed are analogous, in substance, to accounts payable. As of September 27, 2023, there were no allowed and unpaid DIP Claims. As of September 27, 2023, there were no unpaid Administrative Claims, approximately $.18 million of unpaid Priority Tax Claims and no remaining unpaid Professional Fee Claims.

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

•	“Class 2 Claims” or “Priority Claims,” which are claims that are entitled to priority under Bankruptcy Code section 507(a), other than Administrative Claims and Priority Tax Claims.

•	“Class 3 Claims” or “Standard Note Claims,” which are any Note Claims other than Non-Debtor Loan Note Claims (as defined below).

•	“Class 4 Claims” or “General Unsecured Claims,” which are unsecured, non-priority claims that are not Note Claims, Subordinated Claims (as defined below), or Unit Claims.

Part I
Item 1.	Business (Continued)
•	“Class 5 Claims” or “Unit Claims,” which are Unit Claims (as defined in Item 1, Section C of this Annual Report).

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

Holders of Class 1 Claims are creditors of the Wind-Down Entity, and holders of Class 2 Claims are creditors of the Trust. Although the amounts may be subject to negotiation based on the Debtors’ and creditors’ records, and to ultimate determination, if necessary, in the Bankruptcy Court, liabilities resulting from any such claims that are allowed are analogous, in substance, to accounts payable. As of September 27, 2023, there were no allowed and unpaid Class 1 Claims or Class 2 Claims.

Under the Plan, three Classes of claims, when the claims are allowed under the Plan, entitle the holders thereof to become holders of Liquidation Trust Interests. The holders of these claims belonged, as of the Petition Date, to one or more of the following categories:

•	Standard Note Claims (Class 3)

•	General Unsecured Claims (Class 4)

•	Unit Claims (Class 5)

Standard Note Claims are Claims arising from any and all investments, interests or other rights with respect to any of the seven Debtors identified as a “Fund Debtor” under the Plan that were styled, marketed or sold as “notes,” “mortgages,” or “loans.” As of September 27, 2023, the aggregate outstanding amount of allowed Class 3 Standard Note Claims (net of prepetition distributions of interest) was approximately $702.68 million, including those Class 6 Non-Debtor Loan Note Claims that were reclassified as Class 3 Standard Note Claims in accordance with the Plan. See “Holders of Non-Debtor Loan Note Claims” below. The Trust’s estimate of the aggregate outstanding amount of disputed Class 3 Standard Note Claims as of September 27, 2023 is approximately $0.02 million (in each case, net of prepetition distributions of interest).

General Unsecured Claims include any unsecured, non-priority claim asserted against any of the Debtors that is not a Note Claim, Subordinated Claim or Unit Claim, and generally include the claims of trade vendors, landlords, general liability claimants, utilities, contractors, employees and numerous others. As of September 27, 2023, the aggregate outstanding amount of allowed Class 4 General Unsecured Claims was approximately $5.97 million, and the Trust estimates that the aggregate outstanding amount of disputed Class 4 General Unsecured Claims as of September 27, 2023 was approximately $0.23 million.

Unit Claims are Claims arising from any and all investments, interests or other rights with respect to any of the seven Debtors identified as a “Fund Debtor” under the Plan that were styled, marketed or sold as “units.” As of September 27, 2023, the aggregate outstanding amount of allowed Class 5 Unit Claims was approximately $178.77 million, and the Trust estimates that the aggregate outstanding amount of disputed Class 5 Unit Claims as of September 27, 2023 was approximately $0.09 million (in each case, net of prepetition distributions of interest).

Part I
Item 1.	Business (Continued)
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

Part I
Item 1.	Business (Continued)
3.	Assets and liabilities of the Company

The following is the Company’s consolidated statements of net assets in liquidation as of the Plan Effective Date and June 30, 2023 ($ in millions):

	Plan Effective Date	June 30, 2023

Net real estate assets held for sale, net	$582.71	$0.77
Cash and cash equivalents	36.02	25.70
Restricted cash	0.32	4.47
Other assets	2.29	2.65

Total assets	$621.34	$33.59

Accounts payable and accrued liabilities	5.78	0.04
Distributions payable	-	1.28
Accrued liquidation costs	232.07	25.50

Total liabilities	$237.85	$26.82

Net assets in liquidation:
Restricted for Qualifying Victims	-	3.49
All Interestholders	383.49	3.28

Total net assets in liquidation	$383.49	$6.77

The status of outstanding Unimpaired and Impaired Claims as of September 27, 2023 is summarized below, with amounts in millions:

	Estimated Allowed Claims		Disputed Claims at Asserted Amount
Unimpaired Claims (Liabilities)	$0.13		$0.45
Impaired Claims (Beneficial Interests)	$887.76	(a)	$0.46

(a)	Includes an estimated $0.34 million of additional claims expected to be allowed from the approximate $0.46 million of disputed claims.

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

Part I
Item 1.	Business (Continued)
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

As of September 27, 2023, approximately $887.42 million of Class 3, Class 4 and Class 5 Claims are allowed. The Trust estimates, as of September 27, 2023, that approximately $0.34 million of additional Class 3, Class 4 and Class 5 Claims will ultimately be allowed. As more such claims become allowed, additional Liquidation Trust Interests will be granted. The percentage recovery to be received by each Class A Interestholder will be based on (i) the amount of cash ultimately available for distribution to such holders; and (ii) the actual amount of Class 3, Class 4, and Class 5 Claims that ultimately become allowed.

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
Pursuant to the Plan and the Trust Agreement, distributions to Interestholders are net of any costs and expenses incurred by the Trust, including in connection with administering the Trust and litigating or otherwise resolving the various Causes of Action and disputed claims. Amounts withheld from distribution may include cost of collecting, administering, distributing, and liquidating the Trust assets such as fees and expenses of the Liquidation Trustee, reserves for contingent liabilities, including potential construction defect claims of the Wind-Down Entity and/or its subsidiaries, premiums for directors’ and officers’ insurance, and fees and expenses of attorneys and consultants. Distributions will be made only from assets of the Trust and only to the extent that the Trust has sufficient assets (in excess of amounts retained for contingent liabilities, including potential construction defect claims and future costs and expenses, among other things) to make such payments in accordance with the Plan and the Trust Agreement. No distribution is required to be made to any Interestholder unless such Interestholder is to receive in such distribution at least $10.00.

Distributions will be made at the sole discretion of the Liquidation Trustee in accordance with the provisions of the Plan and the Trust Agreement. Since the Plan Effective Date, the Liquidation Trustee has declared eleven distributions to the Class A Interestholders. The distributions include a cash distribution on account of the then-allowed claims and a deposit is made into a restricted cash account for amounts that are or may become payable (a) in respect of Class A Interests that may be issued in the future upon the allowance of unresolved bankruptcy claims, (b) in respect of  Class A Interests issued on account of recently allowed claims, (c) for holders of Class A Interests who failed to cash checks mailed in respect of prior distributions, (d) for distributions that were withheld due to pending avoidance actions and (e) for holders of Class A Interests for which the Trust is awaiting further beneficiary information.

On August 3, 2023, at the recommendation of the Liquidation Trustee, the Trust suspended the making of additional Trust distributions pending the result of the investigation of a construction defect claim.

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
The following tables summarize the distributions declared, distributions paid and the activity in the restricted cash account for the periods from February 15, 2019 (inception) through June 30, 2023 and from February 15, 2019 through September 27, 2023:

			During the Period from February 15, 2019 (inception) through June 30, 2023 ($ in Millions)			During the Period from February 15, 2019 (inception) through September 27, 2023 ($ in Millions)
	Date Declared	$ per Class A Interest	Total Declared	Paid	Restricted Cash Account	Total Declared	Paid	Restricted Cash Account

Distributions Declared
First	3/15/2019	$3.75	$44.70	$42.32	$2.38	$44.70	$42.32	2.38
Second	1/2/2020	4.50	53.44	51.20	2.24	53.44	51.20	2.24
Third	3/31/2020	2.12	25.00	24.19	0.81	25.00	24.19	0.81
Fourth	7/13/2020	2.56	29.97	29.24	0.73	29.97	29.24	0.73
Fifth	10/19/2020	2.56	29.96	29.21	0.75	29.96	29.21	0.75
Sixth	1/7/2021	4.28	50.01	48.67	1.34	50.01	48.67	1.34
Seventh (a)	5/13/2021	2.58	30.04	29.35	0.69	30.04	29.35	0.69
Eighth	10/8/2021	3.44	40.02	39.14	0.88	40.02	39.14	0.88
Ninth	2/4/2022	3.44	39.98	39.15	0.83	39.98	39.15	0.83
Tenth	6/15/2022	5.63	65.02	64.19	0.83	65.02	64.19	0.83
Eleventh	5/10/2023	2.18	25.02	24.90	0.12	25.02	24.90	0.12
Subtotal		$37.04	$433.16	$421.56	$11.60	$433.16	$421.56	$11.60

Distributions Reversed
Disallowed (b)					(6.27)			(6.31)
Returned (c)					0.74			0.74
Forfeited (d)					(1.13)			(1.13)
Subtotal					(6.66)			(6.70)

Distributions Paid from Reserve Account (e)					(3.66)			(3.66)

Distributions Payable, Net:			as of 6/30/2023:		$1.28	as of 9/27/2023:		$1.24

(a)	The seventh distribution included the cash the Trust received from Fair Funds.
(b)	As a result of claims being disallowed or Class A Interests cancelled.
(c)	Distribution checks returned or not cashed.
(d)	Distributions forfeited as Interestholders did not cash checks that were over 180 days old.
(e)	Paid as claims are allowed or resolved.

As claims are resolved, additional Class A Interests may be issued or cancelled (see “Part 1, Item 1. Business, D. Plan Provisions Regarding the Company, 2. Treatment under the Plan of holders of claims against and equity interests in the Debtors and 3. Assets and liabilities of the Company”).  Therefore, the total amount of a distribution declared may change. In addition, distributions may change if Interestholders that were previously deemed to have forfeited their rights to receive Class A Interest distributions subsequently respond and if overpaid distributions are returned.

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

Part I
Item 1.	Business (Continued)
In addition to other actions that the Liquidation Trustee has the authority to take, the Liquidation Trustee may do any and all of the following:

•	review, reconcile, compromise, settle, or object to claims and resolve such objections as set forth in the Plan, free of any restrictions of the Bankruptcy Code or applicable bankruptcy rules;

•	calculate and make distributions and calculate and establish reserves under and in accordance with the Plan;

•	retain, compensate, and employ professionals and other persons to represent the Liquidation Trustee with respect to and in connection with its rights and responsibilities;

•	establish, maintain, and administer documents and accounts of the Debtors as appropriate, which are to be segregated to the extent appropriate in accordance with the Plan;

•	maintain, conserve, collect, settle, and protect the Trust’s assets (subject to the limitations described in the Plan);

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

Formerly under the Plan and the Wind-Down Entity LLC Agreement, the Wind-Down Entity was required to be managed by a three-member Board of Managers, one of whom was required to be the Chief Executive Officer. Accordingly, the Board of Managers initially consisted of Frederick Chin (then the Chief Executive Officer of the Wind-Down Entity), Richard Nevins and M. Freddie Reiss (the latter two being former members of the Debtors’ New Board).  On November 30, 2022, the Wind-Down Entity LLC Agreement was amended to reduce the Wind-Down Entities’ Board of Managers to two members and to eliminate the requirement that the Chief Executive Officer serve as a member of the Board of Managers, effective upon Mr. Chin’s resignation on December 31, 2022, and Marion W. Fong was appointed to serve as Chief Executive Officer of the Wind-Down Entity effective as of January 1, 2023. Ms. Fong is not a member of the Board of Managers. On March 27, 2023, the Wind-Down Entity LLC Agreement was further amended and the Board of Managers was reduced to one person, M. Freddie Reiss, following the sale of the last single-family home and the resignation of Richard Nevins on April 29, 2023.

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

Subject to the Plan and the Wind-Down Entity LLC Agreement, the Board of Managers also is charged with the supervision and oversight of the Chief Executive Officer. The Chief Executive Officer of the Wind-Down Entity was Frederick Chin until his resignation on December 31, 2022. Effective January 1, 2023, Marion W. Fong became the Wind-Down Entity’s Chief Executive Officer, while retaining her existing role as Chief Financial Officer. In addition to the Chief Executive Officer, the Wind-Down Entity had 3 employees as of September 27, 2023.

Subject to the supervision of the Board of Managers as described above, the Chief Executive Officer has the authority, except as otherwise provided in the Plan, to carry out and implement all applicable provisions of the Plan for the ultimate benefit of the Trust, including the authority to do the following:

•	retain, compensate, and employ professionals and other persons to represent the Wind-Down Entity in connection with its rights and responsibilities;

•	establish, maintain, and administer accounts of the Debtors as appropriate;

Part I
Item 1.	Business (Continued)
•	maintain, develop, improve, administer, operate, conserve, supervise, collect, settle, and protect the assets of the Wind-Down Entity;

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

Each of the Wind-Down Subsidiaries is managed by the Wind-Down Entity, its sole member. The Wind-Down Entity’s Chief Executive Officer serves as Chief Executive Officer of each of the Wind-Down Subsidiaries.

Distributions of cash or other assets of the Wind-Down Group are to be made as and when determined by the Board of Managers in its sole discretion, provided however that on the first business day that is 30 calendar days after each calendar quarter-end, the Wind-Down Entity is to remit to the Trust as of such quarter-end any cash in excess of its budgeted amount for ongoing operations, reserves for contingent liabilities, including potential construction defect claims, other anticipated expenses and other Plan obligations.

3.	Current year plan of operations

During the remainder of the fiscal year ending June 30, 2024, the Trust plans to continue to engage in the resolution of claims filed against the Debtors, the evaluation and prosecution of the Unresolved Causes of Action, the disposition of Forfeited Assets, and the payment of Priority Tax Claims against the Debtors. Subject to the receipt of remittances from the Wind-Down Entity, the payment of Trust expenses, Priority Tax Claims and the retention of various reserves, the Trust may also make distributions of cash to Interestholders in accordance with the Plan. However, during the fiscal year ended June 30, 2023, a construction defect claim was asserted against one of the Wind-Down Susidiaries by the buyer of one of the subsidiary’s single-family homes. The subsidiary has tendered the claim to its insurance carrier. At this time, the amount of the liability exposure, if any, has not been determined and it is not known whether the subsidiary has any exposure in excess of its insurance coverage. The subsidiary is investigating the claim, including the extent and causes of the alleged damage and the identification of other potentially responsible persons. On August 3, 2023, at the recommendation of the Liquidation Trustee, the Trust suspended the making of additional Trust distributions pending the results of the investigation of the claim.

During the remainder of the fiscal year ending June 30, 2024, the Wind-Down Group will continue to manage the liquidation of the remaining assets, including completing  the pending sale of its one parcel of real property, managing the performing secured loan through its December 15, 2024 maturity date, processing remaining bond and property tax refunds, coordinating all necessary work for the release of an escrow holdback and other activities as needed.  In addition, the Wind-Down Group will continue to work to satisfy construction defect claims (where such activities are considered necessary or appropriate).  The Wind-Down Group expects to fund its capital requirement for its operating costs primarily with cash and cash equivalents on hand.

Part I
Item 1.	Business (Continued)
4.	Termination and dissolution of the Company

The Trust is required to be terminated, and the Liquidation Trustee discharged from duties, at such time as: (i) the Liquidation Trustee determines that the pursuit of additional Causes of Action held by the Trust is not likely to yield sufficient additional proceeds to justify further pursuit of such Causes of Action and (ii) all distributions required to be made by the Liquidation Trustee to the holders of allowed claims and to the Interestholders under the Plan and the Trust Agreement have been made. Notwithstanding the above, the Trust must be terminated no later than February 15, 2024 unless the Bankruptcy Court, upon motion made within the six-month period before such date, determines that a fixed period extension is necessary to facilitate or complete the recovery on, and liquidation of, the Trust’s assets, except that the Bankruptcy Court may not grant an extension that, together with any prior extensions, exceeds three years unless the Trust has obtained a favorable letter ruling from the Internal Revenue Service to the effect that the further extension would not adversely affect the status of the Trust as a liquidating trust for federal income tax purposes.

During the year ended June 30, 2023, the Company concluded that its liquidation activities would not be completed by February 15, 2024, the current outside termination date of the Trust, for a number of reasons. First, there have been significant delays in certain legal proceedings where the Company is the plaintiff as more fully described in "Item 3. Legal Proceedings". Second, a construction defect claim has been asserted against one of the Wind-Down Subsidiaries by the buyer of one of the subsidiary’s single-family homes. The subsidiary has tendered the claim to its insurance carrier. At this time, the amount of the liability exposure, if any, has not been determined and it is not known if the subsidiary has any exposure in excess of its insurance coverage. The subsidiary is investigating the claim, including the extent and causes of the alleged damage and the identification of other potentially responsible persons. Based on the foregoing, the Company currently projects a revised estimated completion date for the Company’s operations of approximately March 31, 2026.

The Company is required to file a motion with the Bankruptcy Court to extend the termination date of the Trust beyond February 15, 2024. The motion is required to be filed within six months before February 15, 2024. The Company expects that the motion will be filed as required and that the Bankruptcy Court will grant the motion as the extension is needed to pursue additional Trust actions that are expected to yield additional proceeds to the Trust and to address the construction defect claim.

The Trust may not be terminated at any time by the Interestholders. Upon any termination of the Trust, any remaining assets of the Trust that exceed the amounts required to be paid under the Plan may be transferred by the Liquidation Trustee to the American Bankruptcy Institute Endowment Fund.

Pursuant to its Limited Liability Company Agreement, the Wind-Down Entity shall dissolve upon the first to occur of the following: (i) the written consent of the Trust, (ii) the entry of a decree of judicial dissolution under Section 18-802 of the Delaware LLC Act and (iii) the sale or other disposition of all of the Wind-Down Assets.

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

Risks Relating to Uncertainties Relating to Causes of Action

Future distributions by the Trust will primarily depend on the successful outcome of the Unresolved Causes of Action.  The Company has disposed of substantially all of its real estate assets and does not expect to receive additional Fair Funds. The source of funds for future distributions by the Trust will depend primarily on its successful prosecution of the Unresolved Causes of Action.

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

Delays in the prosecution of the Unresolved Causes of Action, and the need to investigate and resolve a construction defect claim, are expected to extend the Company’s anticipated liquidation period. Appeals and other events that affect the duration of litigation have generated delays in the timing of net recoveries from the Trust’s prosecution of its Unresolved Causes of Action and completion of the Company’s liquidation. Additionally, a construction defect claim has been asserted against a subsidiary of the Trust by the buyer of one of the subsidiary’s single-family homes, and the Company’s investigation of the claim, including the extent and causes of the alleged damage and the identification of other potentially responsible persons, will require additional time. Accordingly, during the year ended June 30, 2023 the Company concluded that its liquidation activities would not be completed by February 15, 2024, the current outside termination date of the Trust. The Company currently projects a revised estimated completion date for the Company’s operations of approximately March 31, 2026. The Company is required to file a motion with the Bankruptcy Court to extend the termination date of the Trust beyond February 15, 2024. The motion is required to be filed within six months before February 15, 2024. The Company expects that the motion will be filed as required and that the Bankruptcy Court will grant the motion as the extension is needed to pursue additional Trust actions that are expected to yield additional proceeds to the Trust and to address the construction defect claim. Further delays in the Trust’s litigation, the receipt of any additional construction defect claims, or other events and factors may require the Company to seek further extensions of the term of the Trust.  Extensions of the Trust’s anticipated liquidation period will increase the overall operating and administrative costs of the Company and reduce the amounts available for distribution in respect of the Liquidation Trust Interests.

Even if there is a recovery based on the Unresolved Causes of Action, there can be no assurances that there will be sufficient funds to make any distributions to Interestholders. Even if the Trust obtains a judgment or settlement based on the Unresolved Causes of Action and successfully recovers funds on account of such judgment or settlement, there can be no assurance that the Interestholders will receive any proceeds from such judgment or settlement. Before Interestholders receive distributions, the Liquidation Trustee must pay Trust expenses and may set aside funds for future expenses, contingent liabilities, including potential construction defect claims.

Limited information regarding developments in the Trust’s prosecution of the Unresolved Causes of Action and potential outcomes will be available; therefore, it may be difficult for Interestholders to assess the amount of recovery. The Trust is required to file current and periodic reports with the SEC, as required under the Exchange Act. The SEC reports include certain information regarding pending Unresolved Causes of Action. However, the Trust’s ability to disclose details of the Unresolved Causes of Action is limited by the inherent nature and rules of judicial proceedings, including, among other things, proceedings and filings that are sealed by a court, matters involving attorney-client and work product privilege and proceedings that are conducted on a confidential basis by agreement of the parties, such as settlement negotiations. To the extent that information regarding the Unresolved Causes of Action cannot be provided, it will be difficult for investors in the Liquidation Trust Interests to make any meaningful determination of the potential outcome or value of the Unresolved Causes of Action.

Part I
Item 1A.	Risk Factors (Continued)
Risks Relating to Real Estate Assets

The Wind-Down Group may remain subject to potential liabilities for construction defects for an extended period of time following the sale of its properties.  In connection with its sales of developed real properties and pursuant to applicable law, the Wind-Down Group may face potential claims for construction defects for up to 10 years following the completion of construction.  There can be no assurance that contractor’s guaranties and warranties will be adequate to indemnify the Wind-Down Group against all such claims.  In the ordinary course of business, the Wind-Down Group seeks to obtain liability insurance (as available) in order to address its potential liability for construction defects. If contractor’s guaranties and insurance policies were to prove insufficient, the Wind-Down Group may become exposed to further costs, including potentially expensive litigation and significant adverse judgments.  Any significant liabilities resulting from such post-sale obligations may adversely affect the Wind-Down Group’s financial position, net assets in liquidation and cash flow which would, in turn adversely affect the Trust’s ability to make distributions to its Interestholders.  Furthermore, the amount of cash available for distribution to the Trust upon completion of the Wind-Down Group’s activities may be affected by reserves that the Wind-Down Group may be required to set aside in order to make reasonable provision for future or unknown construction defect claims. There is also no guarantee that the estimated reserves will be sufficient to cover unknown future liabilities.

The Wind-Down Group’s working capital may not be sufficient to cover construction defect claims and complete liquidation activities and may be restricted in its ability to access capital. As of August 31, 2023, and June 30, 2023, the Wind-Down Group had existing unrestricted cash and cash equivalents of approximately $10.60 million and $10.84 million, respectively. The Wind-Down Group does not have access to any line of credit.

The Wind-Down Group’s real estate asset portfolio is limited.  The Wind-Down Group’s real estate asset portfolio consisted of two real estate assets as of June 30, 2023,with a net carrying value of $0.77 million as of June 30, 2023.  The Company does not expect to add any new real estate assets to its portfolio.  Completion of the liquidation of the existing real estate portfolio, other than its one performing secured loan, is anticipated during the fiscal year ending June 30, 2024.  Accordingly, investors are advised that the Wind-Down Group’s real estate portfolio represents a very limited source of future distributions to the Trust.

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

Part I
Item 1A.	Risk Factors (Continued)
Risks Relating to the Liquidation Trust Interests

The Liquidation Trust Interests are not suitable as a long-term investment. The Company intends to complete the liquidation in as short a time as is consistent with the maximization of the value of its assets. The Company currently projects an estimated completion date for the Company’s operations of approximately March 31, 2026.

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

The Trust cannot predict with certainty the timing or amount of distributions to the Interestholders. It is not possible to predict with certainty the timing and amount of future distributions to Interestholders. The Trust will make distributions to the Interestholders only if and to the extent that it receives remittances from the Wind-Down Entity, proceeds from the Causes of Action or Forfeited Assets, and then only to the extent that such remittances or proceeds exceed any amounts withheld by the Liquidation Trustee for, among other things, payment of, and reserves for, Trust expenses and funding of the prosecution of Unresolved Causes of Action. Such cash receipts cannot be predicted with certainty because they are subject to conditions beyond the Trust’s control, or which are inherently uncertain. Remittances by the Wind-Down Entity will depend on the amount and timing of the Wind-Down Group’s sale of its remaining real estate asset, as well as the Wind-Down Group’s operating expenses and potential construction defect claims. Cash proceeds from Causes of Action will depend on the Trust obtaining, and recovering on, favorable judgments or settlements with respect to Causes of Action. On August 3, 2023, at the recommendation of the Liquidation Trustee, the Trust suspended the making of distributions pending the results of the investigation of a construction defect claim.

Part I
Item 1A.	Risk Factors (Continued)
The Trust cannot predict with certainty the percentage of distributions to which each holder of a Class A Interest will be entitled. Such percentage will depend on the total number of Liquidation Trust Interests that ultimately are granted. Additional Liquidation Trust Interests will be granted to holders of disputed claims as and when the Trust resolves such claims, at which time they become allowed claims under the Plan. To the extent that additional Liquidation Trust Interests are granted to the holders of allowed claims, the percentage of distributions to which each holder of a Class A Interest is entitled will decrease. To the extent that additional claims are not allowed, no additional Liquidation Trust Interests will be granted in respect thereof and the percentage of distributions to which each holder of a Class A Interest is entitled will increase. As of September 27, 2023, $887.42 million of Class 3, Class 4 and Class 5 Claims have become allowed claims. The Trust estimates, as of September 27, 2023, that approximately $0.34 million of additional Class 3, Class 4 and Class 5 Claims will ultimately be allowed. However, the actual amount of allowed claims may be materially different from the estimate.

The Class A Interests are thinly traded. The Class A Interests are not listed on any national securities exchange, but instead are traded on the over-the-counter market (OTC Link® ATS) under the symbol WBQNL. Accordingly, the Class A Interests may not be suitable for investors preferring highly liquid securities and may present challenges in profit-taking and other trading risks.

The market price for Class A Interests may be volatile. Many factors could cause the market price of Class A Interests to rise and fall, including the following:

•	Declaration and payment of distributions;

•	Adverse court rulings or other developments affecting the prosecution of the Unresolved Causes of Action;

•	Actual or anticipated fluctuations in the Trust’s or the Wind-Down Group’s quarterly or annual financial results;

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

Part I
Item 1A.	Risk Factors (Continued)
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

Risks Relating to Limited Purpose

The Trust has a limited purpose. The Trust cannot conduct any trade or business for profit. The Trust was formed pursuant to a chapter 11 bankruptcy plan. The Trust’s purpose is to prosecute Causes of Action, to litigate and resolve claims filed against the Debtors, to pay Allowed Administrative Claims and Priority Claims against the Debtors (including professional fees), to receive cash from certain sources and, in accordance with the Plan, to make distributions of cash to Interestholders subject to the retention of various reserves, including those related to potential construction defect claims and after the payment of Trust expenses and Allowed Administrative Claims and Priority  Claims.

The Trust does not expect to generate or receive cash other than from limited sources. The Trust does not expect to receive significant cash other than from remittances to the Trust by the Wind-Down Entity (reflecting the net proceeds of the Wind-Down Group’s liquidation of its portfolio of real estate assets) and from litigation or settlement by the Trust of its Unresolved Causes of Action.  Furthermore, the Wind-Down Entity’s remaining portfolio is limited.

The Trust’s cash may be invested only in investments permissible under applicable Treasury regulations. Cash not available for distribution and cash pending distribution is expected to be held in demand and time deposits, such as short-term deposits in banks or other savings institutions or other temporary, liquid investments such as Treasury bills. Such investments are likely to bear only low rates of interest. There can be no assurance that cash will earn interest or dividends at a rate in excess of inflation, or at all. The Liquidation Trustee will not be liable in the event of the insolvency or failure of any institution in which he or she has invested any funds of the Trust.

Risks Relating to Deposits with Financial Institutions

Our cash and cash equivalents may be exposed to the failure of banking institutions. While we seek to minimize our exposure to third-party losses of our cash and cash equivalents, we hold our balances in a number of financial institutions. Notwithstanding their size and reserves, such institutions remain subject to the risk of failure. The Company had a banking relationship with First Republic Bank, which was seized and sold to JP Morgan on May 1, 2023. The Company’s deposits were within the FDIC insurance limits. The recent failures of First Republic Bank, Silicon Valley Bank and Signature Bank have had and may continue to have an adverse impact on other financial institutions, the extent of which impact cannot be foreseen at this time. If, in the future, the financial institutions with which we maintain deposits or transact business enter into receivership or become insolvent, there can be no guarantee that the Department of the Treasury, the Federal Reserve or the FDIC will intercede to protect depositors and customers. If, at any time, our deposits with any financial institution exceed the FDIC insurance limit, the Company’s deposits may be subject to loss. The Company’s access to its cash and cash equivalents could also become limited, impairing the Company’s ability to fund its remaining liquidation activities. In addition, if any parties with which we conduct business are unable to access funds pursuant to lending relationships or their deposit accounts with such a financial institution, the ability of such parties to continue to perform their obligations to us could be adversely affected, which, in turn, could have a material adverse effect on our liquidation activities and changes in net assets in liquidation.

Part I
Item 1A.	Risk Factors (Continued)
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

The Company’s success depends on the continuing contributions of its key personnel. The Wind-Down Group has a skilled management team to oversee the resolution of construction defect claims relating to its single-family homes, the sale of its remaining real estate property and the accounting and financial reporting for the Trust. However, it does not have agreements with any key personnel that hinders such individuals’ ability to quit at will and, thus, any executive officer or key employee may terminate his or her relationship with the Wind-Down Group at any time upon relatively short notice.

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

Part I
Item 1A.	Risk Factors (Continued)
As a liquidating trust, the Trust is subject to federal tax rules that limit its operations. To maintain its status as a liquidating trust, the Trust needs to comply with IRS regulations and revenue procedures applicable to the operation of liquidating trusts. The Trust is prohibited or restricted from, among other activities, engaging in the conduct of a trade or business, unreasonably prolonging its liquidation activities, or allowing business activities to obscure the liquidating purpose of the Trust. Furthermore, the Trust is subject to restrictions on its ability to retain net income or the net proceeds from the sale of assets from year to year and to make investments. Due to the lack of specificity and indeterminate nature of the applicable requirements, there can be no assurance that the Trust will be able to comply with the IRS rules. If the Trust fails to comply with such rules, the IRS may determine that the Trust’s status as a liquidating trust may be revoked. Revocation of such status may entail adverse federal income tax consequences to the Trust and the Interestholders.

The Trust may be restricted under applicable federal tax rules from accepting all Fair Fund recoveries and Forfeited Assets. Under applicable IRS rules, liquidating trusts are not permitted to receive or retain cash or cash equivalents in excess of a “reasonable” amount to meet claims and contingent liabilities, including potential construction defect claims and disputed claims or to maintain the value of the assets during liquidation. It is unclear whether the approximately $5 million cash contributions to the Trust under the Plan, together with any future Fair Fund recoveries or Forfeited Assets, will be determined to be an amount in excess of such limit.

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

Purchasers of Liquidation Trust Interests may be required to make special calculations to determine tax gain or loss on the sale of Liquidation Trust Interests. The Trust does not maintain a separate basis account for any purchaser of a Liquidation Trust Interest in an open market transaction. However, to the extent the Trust is treated as a grantor trust, the purchaser may be treated as though such purchaser purchased the Liquidation Trust Interest deemed to have been owned by the selling Interestholder. The new purchaser may receive a new tax basis in the acquired Liquidation Trust Interests equal to such purchaser’s purchase price of the Liquidation Trust Interests. Upon the sale of assets by the Trust and its related entities, the basis of the Liquidation Trust Interest on the books and records of the Trust may be different than the new purchaser’s basis, requiring  the new purchaser to make special calculations to report the correct gain or loss for federal income tax purposes. Interestholders are urged to consult with their tax advisors regarding the acquisition, ownership and disposition of Liquidation Trust Interests.

Expenses incurred by the Trust may not be deductible by Interestholders. Expenses incurred by the Trust generally are deemed to have been proportionately paid by each Interestholder. As such, these expenses may not be deductible or be subject to limitations on deductibility. Interestholders are urged to consult with their tax advisors regarding the acquisition, ownership and disposition of Liquidation Trust Interests.

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

Part I
Item 1A.	Risk Factors (Continued)
Risks Relating to Accounting, Financial Reporting and Information Management

The Company’s consolidated financial statements are prepared on the Liquidation Basis of Accounting, which requires the estimation of the future value of assets and the amount of projected expenses. Estimates by management may be based, among other things, on projected selling periods, the estimated termination date of the Trust, and the levels of general and administrative expenses (such as payroll, legal and professional fees, office rent and other expenses). However, the actual realized value of the Company’s assets and the Company’s actual expenses are likely to differ from the estimated amounts reported in the Company’s consolidated financial statements, and such differences may be material and possibly adverse.

The Company’s consolidated financial statements do not include any future recoveries from Unresolved Causes of Action and no future Fair Fund recoveries are expected. The Company’s consolidated financial statements are prepared using the Liquidation Basis of Accounting, under which future cash flows are recorded only if the Company has executed an agreement, final court approval is received and collectability is reasonably assured. Because the Company is unable to reasonably estimate future recoveries, if any, from Unresolved Causes of Action, and no future Fair Fund recoveries are expected, such items have not been recognized in the Company’s consolidated financial statements. Therefore, the Company’s consolidated financial statements are not expected to provide prospective investors in the Liquidation Trust Interests with meaningful information regarding such future recoveries, the amount of which may be material to the Company’s net assets in liquidation.

The Wind-Down Entity’s real estate assets may not be liquidated at their recorded estimated net realizable value. The estimated net realizable value is an estimate of the amount that the Wind-Down Entity expects to realize from the sale of the real estate assets. The actual sales price and closing and other costs may differ from the amounts included in the consolidated financial statements. The estimated sales price and closing and other costs are based on management’s analysis of current market conditions. The actual amounts realized will be based on negotiations between management and third-party buyers. The actual amounts realized will likely be different than the amounts included in the consolidated financial statements and the differences could be material and possibly adverse.

The Wind-Down Entity’s and the Trust’s operating costs, including reserves for construction defect claims that are included in accrued liquidation costs may be different than the actual costs incurred. The projected costs may be different than the actual costs and the length of time required to complete the liquidation process may be longer than the time that was estimated. The actual amount of costs will likely be different than the amounts included in the consolidated financial statements and the difference could be material and possibly adverse.

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

Item 1B.	Unresolved Staff Comments

None.

Item 1C.	Cybersecurity

Not Applicable.

Item 2.	Properties

As of September 27, 2023, the Company’s real estate consists of one performing loan secured by a property located in the state of Ohio and one property located in the state of Hawaii.  A transaction for the sale of the property located in Hawaii is currently pending.

Part I
Item 3.	Legal Proceedings

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

•
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

•
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

•
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

•
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

•
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
•
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

•
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

•
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

•
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

•
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

•
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

The case was designated as a complex matter on December 18, 2019 and was assigned to the Honorable Amy Hogue. The following are updates since the initial filing:

•
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

Part I
Item 3.	Legal Proceedings (Continued)
•
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

•
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

•	On September 11, 2020, the Trust reached a settlement with Finn Dixon & Herling LLP and Reed Balmer that resolved all litigation between them.

•
On January 21, 2021, the Trust reached a confidential settlement with Robinson & Cole LLP and Shant Chalian.  As part of that settlement, the appeal of the jurisdictional ruling as to those parties has been dismissed.

•
The other appeals remain pending. On June 14, 2021, the Trustee filed a combined opening brief for all of the appeals other than his appeal of the order granting fees and costs to Sidley Austin LLP. Between September 22 and 29, 2021, the respondents filed their opening briefs.   On March 17, 2022, the Trustee filed a combined reply brief for all of the appeals other than his appeal of the order granting fees and costs to Sidley Austin LLP.  On June 30, 2022, Davis Graham & Stubbs LLP filed its reply brief in support of its cross-appeal of the order denying a portion of its special motion to strike.  The matter is currently fully briefed and awaiting argument.

•
While the appeals were pending, the Trust reached a settlement with Davis Graham & Stubbs LLP and Lee Terry on July 29, 2023 for $25.5 million, which amount is expected to result in proceeds to the Trust of approximately $17.0 million, net of attorneys’ fees and other litigation expenses.  Davis Graham & Stubbs LLP and Mr. Terry have filed a motion for a good-faith settlement determination. The motion was granted on August 31, 2023. The settlement resolved all litigation between the Trust and Davis Graham & Stubbs LLP and Mr. Terry.

•	The appeal of the award granting fees and costs to Sidley Austin LLP remains pending. The appeal is fully briefed and will be decided following the disposition of the appeal of the underlying order.

•	In March 2023, the Trust dismissed its claims against Jon H. Freis.

•	In April 2023, the Trust reached a settlement with Bailey Cavalieri LLC and Thomas Geyer that resolved all litigation between them.

•
In June 2023, the Trust reached a settlement with Halloran & Sage and Richard Roberts for the remaining amount of the law firm’s applicable liability insurance policies, which resulted in proceeds paid to the Trust on August 11, 2023 of approximately $13.2 million, net of attorneys’ fees and other litigation expenses.  This settlement resolved all litigation between the Trust and Halloran & Sage and Richard Roberts.

Part I
Item 3.	Legal Proceedings (Continued)
Goldberg v. Rome McGuigan, P.C., et al., Case No. 2:20-cv-09958-JFW-SK (C.D. Cal.). On October 28, 2020, the Trust filed a federal lawsuit against four defendants that prevailed on the motions to quash service of summons in the California state court action (Rome McGuigan, P.C.; Brian Courtney; Bailey Cavalieri LLC; and Thomas Geyer), as well as a fifth defendant (Ivan Acevedo), and certain “Doe” defendants.”  The complaint contains counts for (i) violations of section 10(b) of the Exchange Act and Rule 10b-5; (i) aiding and abetting fraud; (iii) aiding and abetting breach of fiduciary duty; (iv) negligent misrepresentation; (v) professional negligence; (vi) aiding and abetting conversion; (vii) actual fraudulent transfer; and (viii) constructive fraudulent transfer.  The conduct challenged in the complaint includes certain of the same conduct challenged in the California state court action, and a footnote in the complaint explains:  “Plaintiff filed an action in Los Angeles Superior Court against [four of these defendants] raising some of the claims asserted in this action.  Those defendants filed a motion to quash service, alleging that the court did not have personal jurisdiction.  The Court granted those motions, and Plaintiff appealed.  Plaintiff brings this action to preserve his rights and ensure that his claims against [the defendants] are adjudicated on the merits.  Should the state court appeal be successful, resulting in two cases being simultaneously litigated on the merits in two forums, [plaintiff] will consider dismissing this action and litigating the case in state court.”  On January 4, 2021, the four defendants from the California state court action filed motions to dismiss this federal lawsuit, and on March 4, 2021, the court entered an order granting those motions in part by dismissing the first count (arising under the federal securities laws), without ruling on the remaining counts (arising under state law) in light of potential personal jurisdiction issues.  On March 29, 2021, the same four defendants again moved to dismiss the remaining counts for lack of personal jurisdiction. On April 23, 2021 the federal court entered an order granting those motions, but has not yet entered a final judgment.

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

•
Fraudulent transfers (Kenneth Halbert).  The Trust has pursued fraudulent transfer claims against Kenneth Halbert to avoid and recover prepetition payments of principal and interest to Mr. Halbert. The Trust filed its initial complaint on December 1, 2019 and the operative first amended complaint on December 7, 2021. Fact discovery closed on April 24, 2023.  Thereafter, on June 27, 2023, the Trust agreed to settle its pending fraudulent transfer claims against Kenneth Halbert.  The terms of the settlement are contained in a settlement agreement between the Trust, and Mr. Halbert.  Under the agreement, the Trust agreed to dismiss its claims against Mr. Halbert for the sum of $4 million, payable in cash to the Trust.  The Trust received the settlement payment on August 15, 2023 and dismissed the action against Mr. Halbert on August 22, 2023.

Part I
Item 3.	Legal Proceedings (Continued)
The Trust has filed over 400 legal actions of this nature, many of which have been resolved, resulting in recoveries by or judgments in favor of the Trust. As of September 27, 2023, 34 of these legal actions remain pending.

Since inception and as of September 27, 2023, the Trust has entered into settlements in approximately 235 legal actions and approximately 245 potential avoidance claims for which litigation was not filed, resulting in aggregate settlements of approximately $22.45 million of cash payments made or due to the Trust and approximately $11.28 million in reductions of claims against the Trust.

Additionally, the Trust has obtained judgments of approximately $169.07 million, including default judgments of approximately $152.89 million and stipulated judgments of approximately $16.18 million. It is unknown at this time how much, if any, will ultimately be collected on these judgments, as stipulated and default judgments are commonly obtained where the defendant has insufficient assets, if any, to satisfy a judgment.

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

•
Criminal proceeding and forfeiture.  In connection with the United States’ criminal case against Robert Shapiro (Case No. No. 19-20178-CR-ALTONAGA (S.D. Fla. 2019)), Shapiro agreed to the forfeiture of certain assets.  The Trust filed a petition in the Florida court to claim the Forfeited Assets as property of the Debtors’ estates, and therefore as property that had vested in the Trust pursuant to the Plan.  The Trust has entered into an agreement with the United States Department of Justice to resolve its claim.  The agreement was approved by the Bankruptcy Court on September 17, 2020 and was approved by the United States District Court on October 1, 2020.  Among other things, the agreement provides for the release of specified Forfeited Assets by the United States to the Trust, and for the Trust to liquidate those assets and distribute the net sale proceeds to Qualifying Victims, which include the vast majority of Trust beneficiaries—specifically, all former holders of Class 3 and 5 claims under the Plan and their permitted assigns—but do not include former holders of Class 4 claims under the Plan. The Trust has taken possession of the Forfeited Assets and has sold the wine and gold assets as well as an automobile.  A substantial majority of the jewelry, art, clothing, handbags and shoes have also been sold.

Part I
Item 3.	Legal Proceedings (Continued)
Wind-Down Group litigation. The Wind-Down Group owned a portfolio of real estate assets, which included secured loans and other properties.  As part of its recovery efforts, the Wind-Down Group, through its subsidiaries, is involved in ordinary routine litigation incidental to such assets.  Among other litigation, certain Woodbridge entities (including the Trust, the Wind-Down Entity, and WB 8607 Honoapiilani, LLC) filed an action against Certain Underwriters at Lloyd’s of London in Los Angeles Superior Court, alleging that the defendant insurer breached its obligations under an insurance policy purchased to protect a property owned by WB 8607 Honoapiilani (a subsidiary of the Wind-Down Entity) in Hawaii, which property was destroyed by fire in August 2017.  The Superior Court granted the defendant’s motion for summary judgment, and on March 25, 2021 entered judgment in favor of the defendant.  The judgment provided that plaintiffs take nothing by way of the complaint.  Further, the judgment provided that defendant refund plaintiffs for the premium payments under the insurance policy at issue in the lawsuit ($110,829.43), less all amounts paid by the defendant in respect of claims under the policy ($97,770.38) and less defendant’s costs (defendant requested costs of $9,874.71).  Plaintiffs appealed the judgment. The appeal was fully briefed and oral argument took place before the Court of Appeal on November 21, 2022. After extending its time to rule on the submitted matter, the Court of Appeal entered its ruling on April 19, 2023. In an unpublished opinion, the Court of Appeal affirmed the judgment of the Superior Court and awarded costs on appeal to the respondent Underwriters. Although the Wind Down Entity had a right to petition the California Supreme Court for review, such petitions are rarely granted, and counsel did not believe that there was a realistic chance that the petition would be granted, particularly since the Court of Appeal opinion is unpublished and would not be citable precedent in California. As such, the Court of Appeal opinion became final 30 days after entry, on May 19, 2023.

Item 4.	Mine Safety Disclosures

Not applicable.

Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Trust has two classes of common equity:  Class A Interests and Class B Interests.  Neither class is listed on any national securities exchange.

Class A Interests are traded on the over-the-counter market (OTC Link® ATS) under the trading symbol WBQNL.  Over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.  As of September 27, 2023, there were approximately 7,124 holders of record of the Class A Interests.

Since issuance, Class B Interests have not been transferable except by operation of law or by will or the laws of descent and distribution.  Accordingly, there has not been any established public trading market for the Class B Liquidation Trust Interests or any available price quotations.  As of September 27, 2023 there were approximately 1,182 holders of record of the Class B Interests.

Dividends and Distributions

Liquidation Trust Interests represent a right to receive a pro rata portion of distributions by the Trust pursuant to the terms of the Plan and the Trust Agreement.  Since the Plan Effective Date, the Liquidation Trustee has authorized eleven cash distributions to the holders of Class A Interests.  See “Item 1. Business – A. Overview” of this Annual Report.

The Liquidation Trustee will continue to assess the adequacy of funds held and determine the availability of funds for additional distributions to Interestholders, but does not currently know the timing or amount of any such distribution(s).  Additional cash distributions will be subject to, among other things, the establishment of reasonable reserves for contingent liabilities, including potential construction defect claims and future costs and expenses. Pursuant to the Plan and the Trust Agreement, all distributions are net of any costs and expenses incurred by the Trust in connection with administering, litigating or otherwise resolving the various Causes of Action of the Trust and operating the Trust. Amounts withheld and not distributed may also include fees and expenses of the Liquidation Trustee, premiums for directors’ and officers’ insurance, and other insurance and fees and expenses of attorneys and consultants.

Distributions will be made only from assets of the Trust and only to the extent that the Trust has sufficient assets (in excess of reserves for contingent liabilities, including potential construction defect claims and future costs and expenses, among other things) to make such payments in accordance with the Plan and the Trust Agreement. No distribution is required to be made to any Interestholder unless such Interestholder is to receive in such distribution at least $10.00 or unless such distribution is the final distribution to such Interestholder pursuant to the Plan and the Trust Agreement.  Distributions will be made at the sole discretion of the Liquidation Trustee in accordance with the provisions of the Plan and the Trust Agreement.

On August 3, 2023, at the recommendation of the Liquidation Trustee, the Trust suspended the making of additional Trust distributions pending the results of the investigation of a construction defect claim.

Since its inception, the Wind-Down Entity has made substantial progress toward completion of its liquidation activities and has liquidated all but two real estate assets with a net carrying value of approximately $0.77 million. Holders of Liquidation Trust Interests are advised that future distributions from the Trust, if any, will be limited and will be materially reliant on future recoveries from litigation, net of accrued liquidation costs, including amounts for potential construction defect claims, which are uncertain and the amount and timing of which, if any, are difficult to determine.

Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (Continued)
As claims are resolved, additional Class A Interests may be issued or cancelled (see “Part 1, Item 1. Business, D. Plan Provisions Regarding the Company, 2. Treatment under the Plan of holders of claims against and equity interests in the Debtors and 3. Assets and liabilities of the Company”). Therefore, the total amount of a distribution declared may change between the date declared and the date paid. In addition, distributions may change if Interestholders that were previously deemed to have forfeited their rights to receive Class A Interest distributions subsequently respond and if overpaid distributions are returned.

Sales of Unregistered Securities

In accordance with the Plan, all Liquidation Trust Interests have been issued without registration under the Securities Act.  The Liquidation Trust Interests have been issued only to holders of allowed claims in Class 3, Class 4, and Class 5 entirely in exchange for such claims.  See “Item 1.  Business - D. Plan Provisions Regarding the Company - 2. Treatment under the Plan of holders of claims against and equity interests in the Debtors” of this Annual Report.  During the period from February 15, 2019 (inception) through June 30, 2023, the Trust has issued an aggregate of 11,543,697 Class A Interests and an aggregate of 677,790 Class B Interests. As of June 30, 2023, the Trust has 11,515,800 Class A Interests and 675,617 Class B Interests outstanding.  All Liquidation Trust Interests were issued on the Plan Effective Date or from time to time thereafter as soon as practicable as and when claims in Class 3, Class 4 or Class 5 have become allowed.

During the three months ended June 30, 2023, the Trust issued the following Liquidation Trust Interests:

Date of Sale	Number of Class A Interests Sold	Number of Class B Interests Sold	Nature of the Transaction	Consideration Received

May 29, 2023	1,610.00	-	Allowance of claims	Allowance of claims

Total	1,610.00	-

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

The following discussion and analysis of changes in net assets and net assets in liquidation should be read in conjunction with “Item 8. Financial Statements and Supplementary Data” of Part II of this Annual Report, and other financial information appearing elsewhere in this Annual Report. This discussion contains “forward-looking statements” within the meaning of the Securities Act and the Exchange Act. All such forward-looking statements are based upon the Trust’s current expectations and involve risks and uncertainties which may cause actual results to differ materially from those expressed or implied by the forward-looking statements. See “Cautionary Note About Forward-Looking Statements” included at the beginning of this Annual Report for a description of these risks and uncertainties. The Trust, the Remaining Debtors, the Wind-Down Entity and the Wind-Down Subsidiaries, as used herein, are defined in Note 1 to the consolidated financial statements and are collectively referred to herein as the “Company”.

Overview

Pursuant to the Plan, the Trust was formed on February 15, 2019 to hold, either directly or indirectly through the Wind-Down Entity and the Wind-Down Subsidiaries, the assets and equity interests formerly owned by the Debtors. Each of the real properties formerly owned by the Debtors was transferred, on the effective date of the Plan to one of the Wind-Down Subsidiaries. The purpose of the Wind-Down Group is to develop (as applicable), market, and sell those properties to generate cash. Assets formerly owned by the Debtors other than real estate assets and certain cash were transferred to the Trust on the Plan Effective Date. The purpose of the Trust is to receive remittances of cash from the Wind-Down Entity, to resolve disputed claims, to prosecute the Causes of Action, to pay Allowed Administrative Claims and Priority  Claims and subject to the payment of Trust expenses and the retention of various reserves, to make distributions of cash to Interestholders in accordance with the Plan.

The Trust operates pursuant to the Plan and the Trust Agreement. The Trust was formed as a Delaware statutory trust and is administered by the Liquidation Trustee under the supervision of its Supervisory Board. The Wind-Down Entity, a wholly-owned subsidiary of the Trust, operates pursuant to the Plan and the Wind-Down Entity LLC Agreement. The Wind-Down Entity was formed as a Delaware limited liability company and is administered by its Board of Managers. The current sole member of the Board of Managers is also a member of the Supervisory Board of the Trust.

The Bankruptcy Court has retained certain jurisdiction regarding the Trust, the Liquidation Trustee, the Supervisory Board, the Wind-Down Entity, the Board of Managers, and assets of the Trust and the Wind-Down Entity, including the determination of all disputes arising out of or related to administration of the Trust and the Wind-Down Entity and its subsidiaries.

As of September 27, 2023 and June 30, 2023, the number of Liquidation Trust Interests outstanding in each class is as follows:

	Number Outstanding as of

	September 27, 2023	June 30, 2023

Class A Liquidation Trust Interests	11,514,578	11,515,800

Class B Liquidation Trust Interests	675,617	675,617

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

Since the Plan Effective Date through June 30, 2023, the Wind-Down Subsidiaries have disposed of approximately 148 properties for aggregate net sales proceeds of approximately $576.00 million. As of June 30, 2023, the Company owned two real estate assets with a net carrying value of approximately $0.77 million. Given the significantly smaller inventory of remaining real estate assets when compared to the inventory as of the Plan Effective Date, the amount of net proceeds from the sale of real estate assets in the future will be negligible as compared to the amount realized from the Plan Effective Date through June 30, 2023. The Company currently expects to complete its liquidation activities during the fiscal year ending June 30, 2026.

Discussion of the Company’s Operations

For the Year ended June 30, 2023

The following is a summary of the Consolidated Statement of Changes in Net Assets in Liquidation for the year ended June 30, 2023 ($ in thousands):

	Restricted for Qualifying Victims	All Interestholders	Total

Net assets in liquidation as of beginning of year	$3,485	$30,910	$34,395

Change in assets and liabilities:
Restricted for Qualifying Victims -
change in carrying value of assets and liabilities, net	6	-	6

All Interestholders-
Change in carrying value of assets and liabilities, net	-	(5,197)	(5,197)
Distributions (declared) reversed, net	-	(22,431)	(22,431)
Net change in assets and liabilities	-	(27,628)	(27,628)

Net assets in liquidation, as of end of year	$3,491	$3,282	6,773

Net assets in liquidation – Restricted for Qualifying Victims increased by approximately $6,000 during the year ended June 30, 2023.

Net assets in liquidation – All Interestholders decreased by approximately $27.63 million during the year ended June 30, 2023. This decrease was due to a decrease in the net carrying value of assets and liabilities of approximately $5.20 million, and a decrease from net distributions (declared) reversed of approximately $22.43 million (distributions declared of $25.03 million, less distributions reversed of $2.60 million for claims being disallowed or Class A Interests being cancelled).

The components of the changes in the carrying value of assets and liabilities, net are as follows ($ in thousands):

	Restricted for Qualifying Victims	All Interestholders	Total

Remeasurement of assets and liabilities, net (1)	$6	$(5,066)	$(5,060)
Carrying value in excess of sales proceeds	-	(1,555)	$(1,555)
Settlement recoveries, net (2)	-	206	$206
Other (3)	-	1,218	$1,218

Change in carrying value of assets and liabilities, net	$6	$(5,197)	$(5,191)

(1)	Includes accrued interest of approximately $62,000 and $1.57 million for Restricted for Qualifying Victims and for All Interestholders, respectively.

Part II
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
(2)
Net of 5% payable to the Liquidation Trustee of approximately $33,000 and an increase in the allowance for uncollectible settlement installment receivables of approximately $57,000 during the year ended June 30, 2023.

(3)	The components of Other are as follows ($ in thousands):

Sales of furniture, net	$635
Cash interest earned	531
Miscellaneous	52
Total	$1,218

During the year ended June 30, 2023, the Company:

•
Declared one distribution of $2.18 per Class A Interest, which totaled approximately $25.02 million. Distributions declared were also reduced by approximately $22,000 relating to claims that were denied after the tenth distribution was paid. Distributions declared were reduced by approximately $20,000 that was received from Interestholders that had been overpaid on prior distributions. Distributions declared were increased by approximately $60,000 relating to the first through tenth distributions for a claim that was allowed and for which the Company had not accrued a distribution.

•
Reversed distributions of approximately $2.63 million from claims being disallowed or Class A Interests being cancelled. Distributions that had been previously reversed were recorded of approximately $0.03 million for Interestholders that were previously deemed to have forfeited their rights to receive Class A Interest distributions but had subsequently responded .

•	Sold Forfeited Assets, including an automobile, jewelry, handbags, clothing and shoes for net proceeds of approximately $0.81 million.

•	Sold one single-family home, one other property and settled one secured loan for net proceeds of approximately $26.95 million.

•	Recorded approximately $0.30 million from the settlement of other Causes of Action, net of 5% payable to the Liquidation Trustee.

•
Accrued interest earnings for the period from July 1, 2023 through March 31, 2026 of approximately $1.63 million of which approximately $0.06 million relates to Forfeited Assets and the remaining amount of approximately $1.57 million relates to All Interestholders.

•
As a result of the expected additional time required for the Company to complete its liquidation activities from February 15, 2024 to March 31, 2026, the Company accrued additional accrued liquidation costs of approximately $7.7 million. The additional costs are primarily legal and other professional fees and payroll and payroll-related costs. A portion of the accrued liquidation costs relate to estimated reserves for contingent liabilities, including potential construction defect claims and the administration of such claims after its liquidation activities are completed.

•	Paid construction costs of approximately $1.99 million relating to single-family homes under development.

•	Paid holding costs of approximately $0.68 million.

•
Paid general and administrative costs of approximately $13.25 million, including approximately $0.53 million of board member fees and expenses, approximately $6.92 million of payroll and other general and administrative costs and approximately $5.80 million of professional fees.

Part II
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
For the year ended June 30, 2022

The following is a summary of the Consolidated Statement of Changes in Net Assets in Liquidation for the year ended June 30, 2022 ($ in thousands):

	Restricted for Qualifying Victims	All Interestholders	Total

Net assets in liquidation as of beginning of year	$3,167	$126,373	$129,540

Change in assets and liabilities:
Restricted for Qualifying Victims -
change in carrying value of assets and liabilities, net	318	-	318

All Interestholders-
Change in carrying value of assets and liabilities, net	-	47,602	47,602
Distributions (declared) reversed, net	-	(143,065)	(143,065)
Net change in assets and liabilities	-	(95,463)	(95,463)

Net assets in liquidation, as of end of year	$3,485	$30,910	$34,395

Net assets in liquidation – Restricted for Qualifying Victims increased by approximately $0.32 million during the year ended June 30, 2022.

Net assets in liquidation – All Interestholders decreased approximately $95.46 million during the year ended June 30, 2022. This decrease was due to an increase in the net carrying value of assets and liabilities of approximately $47.60 million, net and a decrease from net distributions (declared) reversed of approximately $143.06 million (distributions declared of $145.04 million, less distributions reversed of $1.98 million for claims being disallowed or Class A Interests being cancelled).

The components of the change in the carrying value of assets and liabilities, net are as follows ($ in thousands):

	Restricted for Qualifying Victims	All Interestholders	Total

Causes of Actions, net(1):
Comerica Bank	$-	$23,575	$23,575
Other settlement recoveries recognized, net	-	2,004	2,004
Sales proceeds in excess of carrying value	53	20,130	20,183
Remeasurement of assets and liabilities, net	265	1,016	1,281
Other (2)	-	877	877

Change in carrying value of assets and liabilities, net	$318	$47,602	$47,920

(1)	Net of 5% payable to the Liquidation Trustee of approximately $1.24 million for Comerica Bank and $105,000 for other settlement agreements during the year ended June 30, 2022.
(2)	The components of Other are as follows ($ in thousands):

Forfeited deposit from prospective buyer	$318
Bond refunds	185
Sales of furniture, net	162
Property tax refunds	79
Cash interest earned	54
Miscellaneous	79
Total	$877

Part II
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
During the year ended June 30, 2022, the Company:

•
Declared three distributions of $3.44, $3.44 and $5.63 per Class A Interest, which totaled approximately $40.02 million, approximately $39.98 million and approximately $65.04 million, respectively and $145.04 million in the aggregate.

•
Reversed distributions of approximately $0.82 primarily from claims being disallowed or Class A Interests being cancelled and reversed distributions of approximately $1.16 million for Interestholders that were deemed to have forfeited their rights to receive Class A Interest distributions.

•	Sold Forfeited Assets including wine, gold, handbags, clothing and shoes for net proceeds of approximately $0.61 million.

•	Completed construction of two single-family homes (642 St. Cloud and 638 Siena).

•	Sold six single-family homes and settled two secured loans for net proceeds of approximately $131.72 million. One of the single-family homes was under construction.

•	Recorded approximately $23.57 million from the settlement of the two pending actions against Comerica Bank, net of 5% payable to the Liquidation Trustee.

•	Recorded approximately $2.00 million from the settlement of other Causes of Action, net of 5% payable to the Liquidation Trustee.

•	Paid construction costs of approximately $13.49 million relating to single-family homes under development.

•	Paid holding costs of approximately $2.67 million.

•
Paid general and administrative costs of approximately $16.17 million, including approximately $0.71 million of board member fees and expenses, approximately $5.77 million of payroll and other general and administrative costs and approximately $9.69 million of professional fees.

Liquidity and Capital Resources

Liquidity

The Company’s only sources for meeting its capital requirements are its cash and cash equivalents, proceeds from the sale of its real estate assets, collection of escrow receivables, recoveries on Causes of Action and proceeds from the sale of Forfeited Assets.1 The Company’s primary uses of funds are and will continue to be for distributions and operating costs, including reserves for construction defect claims.  While the Company expects to be able to adequately fund its operations over the next twelve months from its primary sources of capital, during the year ended June 30, 2023, a construction defect claim was asserted against a subsidiary of the Company by the buyer of one of the subsidiary’s single-family homes. At this time, the amount of the liability exposure, if any, has not been determined and it is not known whether the subsidiary has any exposure in excess of its insurance coverage.

Capital Resources

In addition to consolidated cash and cash equivalents as of June 30, 2023 of approximately $30.18 million (of which approximately $4.47 million is restricted), the capital resources available to the Company are as follows:

1 The Trust is required to distribute the net sale proceeds from liquidating the Forfeited Assets to the Qualifying Victims. Qualifying Victims are the former holders of Class 3 and Class 5 claims and their permitted assigns. Former holders of Class 4 claims are not Qualifying Victims. Because of the requirement to distribute the net sale proceeds of the Forfeited Assets to the Qualifying Victims only, the Forfeited Assets as of June 30, 2023 are presented in the consolidated statement of net assets as restricted net assets in liquidation. As of June 30, 2023, 11,435,913 of the 11,515,800 Class A Interests were held by Qualifying Victims. Of the 13,875 Class A Interests relating to unresolved claims as of June 30, 2023, 1,880 were for Qualifying Victims.

Part II
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
•
Sales of Real Estate:  As of June 30, 2023, the Company owned a total of two real estate assets (including a promissory note that it plans to hold to maturity) with an estimated net carrying value of approximately $0.77 million. Based on the remaining assets of the Company, future net proceeds will be negligible as compared to the proceeds the Company has realized in prior periods. A transaction for the sale of the property located in Hawaii is currently pending.

•
Causes of Action Recoveries:  During the year ended June 30, 2023, the Company recognized and received approximately $0.30 million from the settlement of Causes of Action. During the period from July 1, 2023 through September 27, 2023, the Company recognized and received approximately $17.41 million, net of litigation costs and attorney fees, from the settlement of Causes of Action.  During the period from July 1, 2023 through September 27, 2023, the Company recorded approximately $1.20 million payable to the Liquidation Trustee, related to the settlement of Causes of Action.  There can be no assurance that the amounts the Company recovers from settling Causes of Action in the future will be consistent with the amount recovered in prior periods.

•
Interest Earnings:  At June 30, 2023, the Company accrued approximately $1.64 million of interest earnings through March 31, 2026.  Of this amount, the Company projects to receive approximately $.93 million of interest earnings through June 30, 2024.

•
Forfeited Assets:  Forfeited Assets consist of cash and other assets (jewelry, art, clothing, handbags and shoes). During the year ended June 30, 2023, the Trust sold some of its Forfeited Assets and received net proceeds of approximately $0.81 million. As noted earlier, net sale proceeds from liquidating the Forfeited Assets are to be distributed only to Qualifying Victims.

 Uses of Liquidity

The primary uses of the Company’s liquidity are to pay distributions payable,  operating costs,  and costs related to construction defect claim(s) (if required). As of June 30, 2023, the Company’s total liabilities were approximately $26.82 million. The total liabilities recorded as of June 30, 2023 may not be indicative of the costs paid in future periods, which may vary materially from the current estimate.

Given current cash and cash equivalent balances, projected sales of real estate assets, estimated Causes of Action recoveries, distributions payable, and expected cash needs, the Company does not expect a deficiency in liquidity in the next twelve months. Due to the uncertain nature of future net sales proceeds, recoveries and costs to be incurred, it is not possible to be certain that the current liquidity will be adequate to cover all future financial needs of the Company.  Creating contingent obligation agreements and/or seeking methods to reduce professional costs, including legal fees, and administrative costs are strategies that could be undertaken to address liquidity issues should they arise. These strategies could impact the Company’s ability to maximize recoveries from the settlement of unresolved Causes of Action.

Distributions

Distributions will be made at the sole discretion of the Liquidation Trustee in accordance with the provisions of the Plan and the Trust Agreement. On August 3, 2023, at the recommendation of the Liquidation Trustee, the Trust suspended the making of additional Trust distributions pending the result of the Company’s investigation of a construction defect claim.

As of September 27, 2023, the Liquidation Trustee has declared eleven distributions to the Class A Interestholders. The distributions include a cash distribution on account of the then-allowed claims and a deposit is made into a restricted cash account for amounts that are or may become payable (a) in respect of Class A Interests that may be issued in the future upon the allowance of unresolved bankruptcy claims, (b) in respect of Class A Interests on account of recently allowed claims, (c) for holders of Class A Interests who failed to cash distribution checks mailed in respect of prior distributions, (d)  for distributions that were withheld due to pending avoidance actions and (e) for holders of Class A Interests for which the Trust is waiting for further beneficiary information.

Part II
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
As claims are resolved, additional Class A Interests may be issued or cancelled (see “Part 1, Item 1. Business, D. Plan Provisions Regarding the Company, 2. Treatment under the Plan of holders of claims against and equity interests in the Debtors and 3. Assets and liabilities of the Company”). Therefore, the total amount of a distribution declared may change. In addition, distributions may change if Interestholders that were previously deemed to have forfeited their rights to receive Class A Interest distributions subsequently respond, and if overpaid distributions are returned. The Liquidation Trustee will continue to assess the adequacy of funds held and expects to make additional cash distribution(s) on account of Class A Interests but does not currently know the timing or amount of any such distribution(s).

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

The following tables summarize the distributions declared, distributions paid and the activity in the restricted cash account for the periods from February 15, 2019 (inception) through June 30, 2023 and from February 15, 2019 (inception) through September 27, 2023:

			During the Period from February 15, 2019 (inception) through June 30, 2023 ($ in Millions)			During the Period from February 15, 2019 (inception) through September 27, 2023 ($ in Millions)
	Date Declared	$ per Class A Interest	Total Declared	Paid	Restricted Cash Account	Total Declared	Paid	Restricted Cash Account

Distributions Declared
First	3/15/2019	$3.75	$44.70	$42.32	$2.38	$44.70	$42.32	2.38
Second	1/2/2020	4.50	53.44	51.20	2.24	53.44	51.20	2.24
Third	3/31/2020	2.12	25.00	24.19	0.81	25.00	24.19	0.81
Fourth	7/13/2020	2.56	29.97	29.24	0.73	29.97	29.24	0.73
Fifth	10/19/2020	2.56	29.96	29.21	0.75	29.96	29.21	0.75
Sixth	1/7/2021	4.28	50.01	48.67	1.34	50.01	48.67	1.34
Seventh (a)	5/13/2021	2.58	30.04	29.35	0.69	30.04	29.35	0.69
Eighth	10/8/2021	3.44	40.02	39.14	0.88	40.02	39.14	0.88
Ninth	2/4/2022	3.44	39.98	39.15	0.83	39.98	39.15	0.83
Tenth	6/15/2022	5.63	65.02	64.19	0.83	65.02	64.19	0.83
Eleventh	5/10/2023	2.18	25.02	24.90	0.12	25.02	24.90	0.12
Subtotal		$37.04	$433.16	$421.56	$11.60	$433.16	$421.56	$11.60

Distributions Returned / (Reversed)
Disallowed/cancelled (b)					(6.27)			(6.31)
Returned (c)					0.74			0.74
Forfeited (d)					(1.13)			(1.13)
Subtotal					(6.66)			(6.70)

Distributions Paid from Reserve Account (e)					(3.66)			(3.66)

Distributions Payable, Net			as of 6/30/2023:		$1.28	as of 9/27/2023:		$1.24

(a)	The seventh distribution included the cash the Trust received from recoveries of Fair Funds.
(b)	As a result of claims being disallowed or Class A Interests cancelled.
(c)	Distribution checks returned or not cashed.
(d)	Distributions forfeited as Interestholders did not cash checks that were over 180 days old.
(e)	Paid as claims are allowed or resolved.

Part II
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Since its inception, the Wind-Down Entity has made substantial progress toward completion of its liquidation activities and has liquidated all but two real estate assets with a net carrying value of approximately $0.77 million. Holders of Liquidation Trust Interests are advised that future distributions from the Trust, if any, will be limited and will be materially reliant on future recoveries from litigation, net of accrued liquidation costs, including amounts for potential construction defect claims, which are uncertain and the amount and timing of which, if any, are difficult to determine.

Contractual Obligations

The Company has an office lease that expires on January 31, 2024. The Company expects that it will continue to lease office space until the liquidation process is completed. The Wind-Down Entity has part-time employment agreements with its two executive officers through December 31, 2023. The agreements renew automatically until terminated, subject to the right of either party to terminate the agreement at any time and for any reason on thirty days’ advance written notice.

Critical Accounting Policies and Practices

The Company’s consolidated financial statements are prepared in accordance with U.S. GAAP. The accounting policies and practices that the Company believes are the most critical are discussed below. These accounting policies and practices require management to make decisions on subjective and/or complex matters that may inherently be uncertain. Estimates are required to prepare the consolidated financial statements in conformity with U.S. GAAP. Significant estimates, judgments and assumptions are required in a number of areas, including, but not limited to, the sales price of real estate assets, selling costs, development costs, holding costs, general and administrative costs to be incurred until the completion of the liquidation activities of the Company and estimated reserves for contingent liabilities, including potential construction defect claims and the administration of such claims after the Company’s liquidation activities are completed. In many instances, changes in the accounting estimates are likely to occur from period to period. Actual results may differ from the estimates. The Company believes the current assumptions and other considerations used in preparing the consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in the Company’s consolidated financial statements, the resulting changes could have a material adverse effect on the Company’s net assets in liquidation.

Liquidation Basis of Accounting

Under the Liquidation Basis of Accounting, all assets are recorded at their estimated net realizable value or liquidation value, which represents the estimated amount of net cash that may be received upon the disposition of the assets (on an undiscounted basis). Liabilities are measured in accordance with U.S. GAAP that otherwise applies to those liabilities. The Company has not recorded any amount from the future settlement of unresolved Causes of Action in the accompanying consolidated financial statements until an agreement is executed, final court approval is received and collectability is reasonably assured. The amounts recovered may be material to the Company’s net assets in liquidation.

Valuation of Real Estate

The measurement of real estate assets held for sale is based on current contracts (if any), if contingencies have been removed, estimates and other indications of sales value, net of estimated selling costs. To determine the value of real estate assets held for sale, the Company considered the three traditional approaches to value (cost, income and sales comparison) commonly used by the real estate appraisal community. The applicability and relevancy of each valuation approach as applied may differ by asset. In most cases, the sales comparison approach was accorded the greatest weight. This approach compares a property to other properties with similar characteristics that have recently sold. To validate management’s estimate, the Company also considers opinions from qualified real estate professionals and local real estate brokers and, in some cases, has obtained third party appraisals.

Part II
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Other Assets

The Company recognizes recoveries from the settlement of unresolved Causes of Action when an agreement is executed and collectability is reasonably assured.  An allowance for uncollectible settlement installment receivables is recorded when there is doubt about the collectability of the receivable.  The Company records escrow receivables at the amount that is expected to be received when the escrow receivable is released. The Forfeited Assets received from the United States Department of Justice (the “DOJ”), other than cash, have been recorded at their estimated net realizable value. The Company accrues expected interest earnings when it can forecast the interest rate to be paid on its cash on deposit.

In addition, the Company recognizes other amounts to be received based on contractual terms or when the amounts to be received are certain.

Accrued Liquidation Costs

The estimated costs associated with implementing and completing the Company’s plan of liquidation are recorded as accrued liquidation costs. The Company has also recorded the estimated remaining development costs to be paid and an accrual for contingent liabilities, including potential construction defect claims as well as the estimated holding, maintenance and repair costs to be incurred and the estimated general and administrative costs to be incurred until the completion of the liquidation of the Company.

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

All changes in the estimated liquidation value of the Company’s assets, real estate held for sale, or other assets and liabilities, are reflected as a change to the Company’s net assets in liquidation.

Part II
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

None

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

In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2023. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on its assessment, our management believes that, as of June 30, 2023, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Michael I. Goldberg, Esq., the Liquidation Trustee, age 59, has served as the Liquidation Trustee since inception of the Trust on February 15, 2019. Prior to that time, Mr. Goldberg served as a member of the Debtors’ independent board of managers and had been the SEC’s designee to that Board. Mr. Goldberg was unanimously selected to be the Liquidation Trustee by the Unsecured Creditors’ Committee, the Noteholder Committee, and the Unitholder Committee in the Debtors’ Bankruptcy Cases. Mr. Goldberg has been a partner in the law firm of Akerman LLP since 1997, where he is chair of the Fraud & Recovery Practice Group, a comprehensive fraud management team focusing on Ponzi schemes, receiverships, and EB-5 fraud. Mr. Goldberg has managed some of the largest Ponzi scheme liquidation recoveries in United States history and routinely testifies as a qualified expert witness on Ponzi schemes in federal and state court cases. Mr. Goldberg currently is the Receiver for Jay Peak and Q Resort, Inc., the owners and operators of a ski resort in northern Vermont, and for the Champlain Towers South condominium association in Surfside, Florida. For over 25 years, Mr. Goldberg has practiced law in the area of fraud and recovery and bankruptcy and reorganizations, regularly serving as a court-appointed fiduciary in unwinding Ponzi schemes. Mr. Goldberg holds Bachelor of Arts and Juris Doctor degrees from Boston University and a Master of Business Administration from New York University. He is admitted to practice law in state and federal courts in Florida and New York.

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

Jay Beynon, age 76, has been a member of the Supervisory Board since inception of the Trust and was appointed to such office in accordance with the Plan and Trust Agreement. Beginning in February 2018 and continuing until February 15, 2019, Mr. Beynon served as a member of the Ad Hoc Noteholder Group in the Bankruptcy Cases. Mr. Beynon is a real estate investor and, prior to his retirement in 2011, was a businessman with over 27 years’ experience, including as founder and chief executive officer of The Beynon Company, a graphic design agency, and the founder of Hot Rod Speed Works, the designer and fabricator of custom automobiles.

Raymond C. Blackburn, M.D., age 74, has been a member of the Supervisory Board since inception of the Trust and was appointed to such office in accordance with the Plan and Trust Agreement. Beginning in January 2018 and continuing until February 15, 2019, Dr. Blackburn served as a member of the Ad Hoc Unitholder Committee in the Bankruptcy Cases. Dr. Blackburn is a licensed physician in Texas and holds a Bachelor of Arts in Chemistry from Oakwood University and a Doctor of Medicine from Loma Linda University School of Medicine. Dr. Blackburn specialized in and practiced dermatology in Dallas, Texas for nearly 38 years. Retired since August 2016, Dr. Blackburn maintains an active medical license in Texas. He is a retired member of the Dallas County Medical Society, the Texas State Medical Society and the American Academy of Dermatology.

Part III
Item 10.	Directors, Executive Officers, and Corporate Governance (Continued)
Terry R. Goebel, age 70, has been a member of the Supervisory Board since inception of the Trust and was appointed to such office in accordance with the Plan and Trust Agreement. Mr. Goebel currently serves as Chair of the Supervisory Board. Beginning in December 2017 and continuing until February 15, 2019, Mr. Goebel served as a member of the Unsecured Creditors’ Committee in the Bankruptcy Cases, having been appointed to such position by the U.S. Trustee’s Office. Mr. Goebel is the President and a principal owner of G3 Group LA, a California-licensed general contractor specializing in the development of high-end, luxury residences. Mr. Goebel’s responsibilities at G3 Group LA include oversight of field operations.

Lynn Myrick, age 79, has been a member of the Supervisory Board since inception of the Trust and was appointed to such office in accordance with the Plan and Trust Agreement. Ms. Myrick was appointed to the Unsecured Creditors’ Committee in the Bankruptcy Cases on April 3, 2018 by the U.S. Trustee’s Office, succeeding to her husband Ron Myrick’s position after his death, and continued to serve on that committee until February 15, 2019. Retired since 2013, Ms. Myrick worked as an elementary school teacher and has experience in charitable fund-raising for the Boston Ballet and the Southwest Florida Symphony Society. Ms. Myrick holds an Associate of the Arts in Interior Design and a Bachelor of Science from the University of Louisville.

John J. O’Neill, age 80, has been a member of the Supervisory Board since inception of the Trust and was appointed to such office in accordance with the Plan and Trust Agreement. Beginning in December 2017 and continuing until February 15, 2019, Mr. O’Neill served as a member of the Unsecured Creditors’ Committee in the Bankruptcy Cases, having been appointed to such position by the U.S. Trustee’s Office. Retired since 2014, Mr. O’Neill is a former account executive at Merrill Lynch and the former president of an independently owned beverage distributor. Mr. O’Neill holds a Bachelor of Arts in Business Administration from Dickinson State University.

M. Freddie Reiss, age 76, has been a member of the Supervisory Board since August 21, 2019, at which time he was appointed to such office by the Supervisory Board. Mr. Reiss currently serves as the sole member of the Audit Committee of the Supervisory Board. Additionally, Mr. Reiss has been a member of the Board of Managers since its inception and was appointed to such office under the Plan. Prior to that time, Mr. Reiss served as a member of the Debtors’ Board of Managers during the Bankruptcy Cases. Mr. Reiss is the former Senior Managing Director of the Corporate Finance/Restructuring Practice at FTI Consulting, an independent global business advisory firm, a position from which he retired in 2013. Mr. Reiss has been an independent director of Peer Street Inc. (April 2023 to current), Amyris Inc. (August 2023 to current), Eva Automation Inc. (March 2020 to current), Blackrock TCP Tennenbaum Capital Corp. (August 2016 to current) and Blackrock Direct Lending Corp. (December 2020 to current).  Mr. Reiss’s prior positions during the previous five years, each of which has since concluded, include the following: (i) independent director of Arclight and Pacific Theatres (August 2020 to July 2021); (ii) independent director of JH Capital Group (August 2018 to April 2019); and (iii) independent director of Fallas Paredes, a brand name and private label clothing retailer (October 2018 to January 2019).  Mr. Reiss has over thirty years’ experience in strategic planning, cash management, liquidation analysis, covenant negotiations, forensic accounting and valuation. He specializes in advising on bankruptcies, reorganizations, business restructurings and providing expert witness testimony in respect of underperforming companies. Mr. Reiss is a certified insolvency and restructuring advisor, a certified public accountant in New York and California and a certified turnaround professional. He has been inducted into the American College of Bankruptcy and the Turnaround Management Association’s Hall of Fame. Mr. Reiss is a member of the American Institute of Certified Public Accountants and has completed the Director Education and Certification Program and the John E. Anderson School of Management of the University of California at Los Angeles. He holds a B.B.A. from City College of New York’s Bernard Baruch School of Business and a Master of Business Administration from City University of New York’s Baruch College.

Part III
Item 10.	Directors, Executive Officers, and Corporate Governance (Continued)
Management of the Wind-Down Group

Marion W. Fong, age 59, has been the Chief Executive Officer of the Wind-Down Entity since January 1, 2023 and the Chief Financial Officer of the Wind-Down Entity since February 2019. Ms. Fong serves in the same capacity for the Wind-Down Subsidiaries. Ms. Fong is the founder and principal of Mariposa Real Estate Advisors, LLC (January 2001 to present), which provides real estate financial consulting services to public and private real estate companies, institutional investors, developers, operators and lenders. Ms. Fong has over 35 years’ experience in the real estate industry, including knowledge of many aspects of real estate development, acquisitions, dispositions, transaction structuring, workouts and restructuring and capital access. Ms. Fong was a partner in the Real Estate Advisory Service Group of Ernst & Young LLP and was a Senior Manager at Kenneth Leventhal & Company. Ms. Fong was admitted to the Counselors of Real Estate in 2000 and earned her Bachelor of Arts in Economics from Occidental College.

The Chief Executive Officer of the Wind-Down Entity is subject to the supervision of a Board of Managers. As of September 27, 2023, M. Freddie Reiss (whose biography is above) is the sole member of the Board of Managers.

David Mark Kemper II, age 45, has been the Chief Operating Officer of the Wind-Down Entity since February 2019 and was the Chief Investment Officer of the Wind-Down Entity from February 2019 through December 31, 2022. Mr. Kemper serves in the same capacity for the Wind-Down Subsidiaries. Prior to such appointment, Mr. Kemper served as financial advisor at Province, Inc., a nationally recognized financial advisory firm focusing on growth opportunities, restructurings and fiduciary-related services (March 2017 to February 2019), where he represented unsecured creditors in corporate bankruptcies and provided management and restructuring services to various companies. During the past five years, Mr. Kemper also has served as managing director of LandCap Advisors, a company engaged in providing real estate consulting services, where Mr. Kemper provided clients with real estate management and restructuring, lease advisory, valuation and feasibility, transaction advisory, portfolio, and project management services. Mr. Kemper has over 20 years’ experience in financial advisory, real estate and accounting services. Mr. Kemper holds a B.A. in Accounting from St. Mary’s University.

Part III
Item 11.	Executive Compensation

Summary Compensation Table

Name and Principal Position at	Fiscal				All Other
June 30, 2023 (1)	Year	Base	Bonus		Compensation (2)	Total

Michael I. Goldberg, Esq.	2023	$186,333	$33,344	(3)	$-	$219,677
Liquidation Trustee	2022	$162,196	$1,346,093	(3)	$-	$1,508,289

Marion W. Fong	2023	$544,030	$638,550	(4)	$216,402	$1,398,982
Wind-Down Entity, CEO & CFO (5)	2022	$569,631	$136,125	(4)	$-	$705,756

David Mark Kemper II	2023	$409,801	$496,650	(4)	$168,313	$1,074,764
Wind-Down Entity, COO	2022	$443,046	$105,875	(4)	$-	$548,921

Frederick Chin	2023	$417,500	$2,137,500	(4)	$23,625	$2,578,625
Wind-Down Entity, CEO (5)	2022	$938,654	$450,000	(4)	$120,000	$1,508,654

(1)	Includes all individuals who may be considered the executive officers of the Trust or the Wind-Down Entity.

(2)
In addition to salary and bonus, the named executive officers (other than Mr. Goldberg) may receive other annual compensation in the form of health, dental, vision and life insurance coverages, paid vacation, paid time off, and other personal benefits.  For fiscal years ended June 30, 2023 and 2022, the total value of health, dental, vision, life insurance coverages and other personal benefits did not exceed $10,000 in the aggregate for any named executive officer.  The amount indicated is for paid vacation and paid time off which were due and payable upon the termination of the full-time employment agreements.

(3)
Mr. Goldberg is eligible for incentive compensation equal to 5% of total gross settlement amounts by the Trust from the pursuit of Causes of Action as further discussed below.  Bonus amounts are attributed to the fiscal year in which they are settled.  During fiscal years ended June 30, 2023 and 2022, $83,160 and $1,424,944, respectively, were paid.

(4)
Bonuses are attributed to the fiscal year in which they are earned.   Mr. Chin, Ms. Fong and Mr. Kemper each were eligible for bonuses through December 31, 2022. The part-time employment agreements that become effective on January 1, 2023 do not provide for bonuses.

(5)	Mr. Chin resigned as Chief Executive Officer effective December 31, 2022 and was replaced by Ms. Fong effective January 1, 2023.

Liquidation Trustee of the Trust

As compensation in respect of service as Liquidation Trustee, Mr. Goldberg is entitled to (i) base compensation at an hourly rate of $598.95 per hour for calendar years 2023 and 2022 (these rates are net of a negotiated 10% discount of Mr. Goldberg’s customary rates) and (ii) incentive compensation equal to 5% of total gross amounts recovered by the Trust from the pursuit of Causes of Action. Mr. Goldberg is not entitled to equity compensation, perquisites or personal benefits.

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

Current Chief Executive Officer of the Wind-Down Entity

Fong Part-Time Employment Agreement (Effective January 1, 2023)

Since January 1, 2023, the Wind-Down Entity and its current Chief Executive Officer and Chief Financial Officer, Marion W. Fong, have been parties to an agreement providing for Ms. Fong’s part-time employment as Chief Executive Officer and Chief Financial Officer, which was entered into on November 30, 2022 (the “Fong Part-Time Agreement”).  Pursuant to the Fong Part-Time Agreement, the Wind-Down Entity agreed to employ Ms. Fong on a part-time, non-exclusive basis as the Wind-Down Entity’s Chief Executive Officer and Chief Financial Officer effective January 1, 2023.  Ms. Fong’s prior full-time employment as Chief Financial Officer of the Wind-Down Entity continued to be governed by her previously existing employment agreement with the Wind-Down Entity through December 31, 2022, at which time her employment under such agreement terminated.

The Fong Part-Time Agreement establishes an initial term of part-time employment commencing on January 1, 2023 and expiring on December 31, 2023, unless terminated earlier. The initial term thereafter is subject to automatic renewal until terminated.  The Fong Part-Time Agreement sets forth Ms. Fong’s duties as Chief Executive Officer and Chief Financial Officer and her compensation and rights to reimbursement of costs and expenses and indemnification.  The Fong Part-Time Agreement is terminable by the death of Ms. Fong or by either the Wind-Down Entity or Ms. Fong at any time and for any reason on at least 30 days’ advance written notice.

Under the Fong Part-Time Employment Agreement, Ms. Fong is entitled to a monthly salary of $35,000.  Additionally, during the term of the Fong Part-Time Employment Agreement, Ms. Fong and her eligible spouse and dependents are entitled to participation in the Wind-Down Entity’s health, dental, vision and life insurance coverages, but Ms. Fong will not accrue any paid vacation. Ms. Fong is not eligible for any discretionary bonus during the part-time employment term.

Part III
Item 11.	Executive Compensation (Continued)
The Wind-Down Entity is obligated, under the Fong Part-Time Employment Agreement, the Wind-Down Entity LLC Agreement and indemnification agreements with Ms. Fong, to indemnify and hold harmless Ms. Fong from and against certain liabilities, losses, damages and expenses incurred by either of them by reason of acts or omissions as an officer of the Wind-Down Entity.

Former Chief Executive Officer of the Wind-Down Entity

Through August 31, 2022, the Wind-Down Entity and its then Chief Executive Officer Frederick Chin were parties to an agreement providing for Mr. Chin’s full-time, at-will employment as Chief Executive Officer, which agreement expired on August 31, 2022 (as amended, the “Chin Full-Time Employment Agreement”).  From September 1, 2022 through December 31, 2022, the Wind-Down Entity and Mr. Chin were parties to an agreement providing for Mr. Chin’s continued employment as Chief Executive Officer on a part-time basis (the “Chin Part-Time Employment Agreement”).  The material terms of Mr. Chin’s compensation under these agreements are summarized below.

Chin Full-Time Employment Agreement (Through August 31, 2022)

Through August 31, 2022, the Wind-Down Entity and Frederick Chin were parties to the Chin Full-Time Employment Agreement providing for Mr. Chin’s full-time employment as Chief Executive Officer.  Under the Chin Full-Time Employment Agreement, Mr. Chin was entitled to an annual base salary of $975,000 at the time such agreement expired, as well as bonuses based on the cumulative amount of distributions of cash made by the Wind-Down Entity to the Trust during certain specified periods as provided in the Chin Full-Time Employment Agreement. For each period, a threshold amount of distributions was required to have been made for any bonus to be earned.

Chin Part-Time Employment Agreement (September 1 to December 31, 2022)

On September 1, 2022, immediately following the expiration of the Chin Full-Time Employment Agreement on August 31, 2022, the Wind-Down Entity and Mr. Chin entered into the Chin Part-Time Employment Agreement providing for Mr. Chin’s continued at-will employment as Chief Executive Officer on a part-time basis.  Other than with respect to compensation and certain other items, the Chin Part-Time Employment Agreement was substantially similar in form to Mr. Chin’s expired full-time agreement.

The Chin Part-Time Employment Agreement established an initial term of employment ending on December 31, 2022.  Under the Chin Part-Time Employment Agreement, Mr. Chin was entitled to a monthly salary of $50,000 during the initial term and $30,000 during any extension term.  In the Chin Part-Time Employment Agreement, the Wind-Down Entity acknowledged that Mr. Chin was entitled to payment of accrued but unused vacation time on August 31, 2022 and to the receipt, no later than September 30, 2022, of the bonus payments prescribed by the prior, expired Chin Full-Time Employment Agreement.  Mr. Chin’s employment under the Chin Part-Time Employment Agreement ended on December 31, 2022.

Part III
Item 11.	Executive Compensation (Continued)
Other Executive Officers of Wind-Down Entity

From February 2019 through December 31, 2022, Ms. Fong served as Chief Financial Officer of the Wind-Down Entity under a full-time, at-will employment agreement, which agreement terminated on December 31, 2022.  The material terms of Ms. Fong’s compensation under such agreement are summarized below under “Fong Full-Time Employment Agreement (Through December 31, 2022).”  From February 2019 through December 31, 2022, David Mark Kemper II served as Chief Operating Officer and Chief Investment Officer of the Wind-Down Entity under a full-time, at-will employment agreement, which agreement terminated on December 31, 2022.  The material terms of Mr. Kemper’s compensation under such agreement are summarized below under “Kemper Full-Time Employment Agreement (Through December 31, 2022).”  Since January 1, 2023, Mr. Kemper has served as Chief Operating Officer under the Kemper Part-Time Agreement.  The material terms of Mr. Kemper’s compensation under such agreement are summarized below under “Kemper Part-Time Employment Agreement (Effective January 1, 2023).”

Fong Full-Time Employment Agreement (Through December 31, 2022)

During the calendar year 2022, Ms. Fong’s annual base salary was $598,950 under the Fong Full-Time Employment Agreement. Under the Fong Full-Time Employment Agreement, Ms. Fong was eligible for up to three discretionary bonuses as described below, a one-time wind-down bonus, and a one-time retention bonus.

Ms. Fong earned bonuses of $136,125 for calendar year 2021 and $638,550 for calendar year 2022.  The 2021 bonus was paid in January 2022 (fiscal year 2022) and the 2022 bonus was paid in January 2022 (fiscal year 2023).

Kemper Full-Time Employment Agreements (Through December 31, 2022)

During the calendar year 2022, Mr. Kemper’s annual base salary was $465,850 under the Kemper Full-Time Employment Agreement. Under the Kemper Full-Time Employment Agreement Mr. Kemper was eligible for up to three discretionary bonuses as described below, a one-time wind-down bonus, and a one-time retention bonus.

Mr. Kemper earned bonuses of $105,875 for calendar year 2021 and $496,650 for calendar year 2022.  The 2021 bonus was paid in January 2022 (fiscal year 2022) and the 2022 bonus was paid in January 2022 (fiscal year 2023).

Kemper Part-Time Employment Agreement (Effective January 1, 2023)

The Wind-Down Entity is a party to an at-will employment agreement with its Chief Operating Officer David Mark Kemper II, entered into on November 30, 2022 (the “Kemper Part-Time Agreement”).

Pursuant to the Kemper Part-Time Agreement, the Wind-Down Entity has agreed to employ Mr. Kemper on a part-time, non-exclusive basis as the Wind-Down Entity’s Chief Operating Officer effective January 1, 2023.  Mr. Kemper’s full-time employment as Chief Operating Officer and Chief Investment Officer continued to be governed by his previously existing employment agreement with the Wind-Down Entity through December 31, 2022, at which time his employment under such agreement terminated.

The Kemper Part-Time Agreement establishes an initial term of part-time employment commencing on January 1, 2023 and expiring on December 31, 2023, unless terminated earlier.  The initial term thereafter is subject to automatic renewal until terminated.  The Kemper Part-Time Agreement sets forth Mr. Kemper’s duties as Chief Operating Officer and his compensation and rights to reimbursement of costs and expenses and indemnification.  The Kemper Part-Time Agreement is terminable by the death of Mr. Kemper or by either the Wind-Down Entity or Mr. Kemper at any time and for any reason on at least 30 days’ advance written notice.

Under the Kemper Part-Time Employment Agreement, Mr. Kemper is entitled to a monthly salary of $25,000.  Additionally, during the term of the Kemper Part-Time Employment Agreement, Mr. Kemper and his eligible spouse and dependents are entitled to participation in the Wind-Down Entity’s health, dental, vision and life insurance coverages, but Mr. Kemper will not accrue any paid vacation.   Mr. Kemper is not eligible for any discretionary bonus during the part-time employment term.

Part III
Item 11.	Executive Compensation (Continued)
The Wind-Down Entity is obligated, under the Kemper Part-Time Employment Agreement, the Wind-Down Entity LLC Agreement and indemnification agreements with Mr. Kemper, to indemnify and hold harmless Mr. Kemper from and against certain liabilities, losses, damages and expenses incurred by either of them by reason of acts or omissions as an officer of the Wind-Down Entity.

Compensation Committee Interlocks and Insider Participation

Neither the Trust nor the Wind-Down Entity has a compensation committee or other board committee performing equivalent functions. On August 18, 2022 and August 25, 2022, the Supervisory Board and the Board of Managers, respectively, without participation by Mr. Chin in its deliberations, approved that Chin Part-Time Employment Agreement with Mr. Chin, which followed Mr. Chin’s previous full-time employment agreement. The Chin Part-Time Employment Agreement was determined to be appropriate in light of the continuing need for Mr. Chin’s services on a part-time basis following the August 31, 2022 expiration of the Chin Full-time Employment Agreement.  The principal objectives of the Chin Part-Time Employment Agreement include (i) incentivizing Mr. Chin’s continued retention through the anticipated closing date of the sale of the Company’s remaining residential  real property asset, (ii) aligning Mr. Chin’s compensation with the increasingly reduced level of the Company’s liquidation activities by means of a salary adjustment, (iii) acknowledging of the vesting of Mr. Chin’s incentive awards under the Chin Full-Time Employment Agreement, and (iv) continuing of Mr. Chin’s existing employee benefits through December 31, 2022.  The award of equity-based compensation was not considered, as the Company’s legal structure does not permit such compensation.  The Company did not consider the results of any shareholder advisory vote on the compensation of Mr. Chin, as no such vote was required.

On November 30, 2022, the Board of Managers, without participation by Ms. Fong and Mr. Kemper approved the Fong Part-Time Employment Agreement and the Kemper Part-Time Employment Agreement.  These agreements were entered into in order to consolidate management functions and reduce management costs in light of the substantially reduced real estate portfolio.  The award of equity-based compensation was not considered, as the Company’s legal structure does not permit such compensation.  The Company did not consider the results of any shareholder advisory vote on the compensation of Ms. Fong or Mr. Kemper, as no such vote was required.

During the fiscal year ended June 30, 2023, there were no deliberations by the Supervisory Board regarding the compensation of Mr. Goldberg.

Part III
Item 11.	Executive Compensation (Continued)
Compensation of Supervisory Board and Board of Managers

Each member of the Supervisory Board that does not serve on the Audit Committee receives (or received), as compensation in respect of service on the Supervisory Board, (i) $10,000 per month through January 31, 2020, (ii) $7,500 per month from February 1, 2020 through January 31, 2021, (iii) $5,000 per month from February 1, 2021 through January 31, 2022, and (iv) $2,500 per month for each calendar month thereafter until termination of the Trust in accordance with the Plan (prorated as appropriate if a member commences his or her service other than on the first day of a month or terminates his or her service other than on the last day of a month).  The sole member of the Supervisory Board that serves on the Audit Committee receives, as compensation in respect of service, $7,500 per month.  All Supervisory Board members also are entitled to reimbursement by the Trust of all actual, reasonable and documented out-of-pocket expenses incurred in connection with their service on the Supervisory Board.

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

Each member of the Board of Managers (other than the CEO) received, as compensation in respect of service on the Board of Managers, (i) $20,000 per month through January 31, 2020 and (ii) $15,000 per month for each calendar month of service thereafter. The Wind-Down Entity is required to reimburse each Manager in respect of all actual, reasonable and documented out-of-pocket expenses incurred by such Manager in accordance with Wind-Down Entity policies.  Effective December 31, 2022, the number of members of the Board of Managers was reduced from three to two, upon the resignation of Mr. Chin.

Effective April 1, 2023, the two remaining members of the Board of Managers agreed to voluntarily reduce their monthly compensation from $15,000 per month per manager for each calendar month of service to $10,000 per month per manager for each calendar month of service.

The Board of Managers was further reduced from two to one effective upon the resignation of Mr. Nevins on April 29, 2023.  Following Mr. Nevins’ resignation, Mr. Reiss became the sole member of the Board of Managers.  Effective May 1, 2023, Mr. Reiss ceased to be entitled to receive compensation for being a member of the Board of Managers.  Mr. Reiss continues to be entitled to reimbursement for actual, reasonable, and documented out-of-pocket costs and expenses related to his service as a manager.

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

Part III
Item 11.	Executive Compensation (Continued)
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

The Wind-Down Entity is a party to indemnification agreements with its former Chief Executive Officer Frederick Chin, its current Chief Executive Officer and Chief Financial Officer Marion W. Fong, and its Chief Operating Officer and former Chief Investment Officer David Mark Kemper II. Under these agreements, the Wind-Down Entity has agreed to indemnify each of these individuals, to the fullest extent permitted by applicable law and the Wind-Down Entity’s certificate of formation and limited liability company agreement, and the Plan, if such individual becomes a party to or a witness or other participant in any proceeding (other than a derivative action) by reason of the fact that such individual is or was an officer, manager or employee of the Wind-Down Entity, or by reason of anything done or not done by him in any such capacity, against all expenses and liabilities incurred without gross negligence or willful misconduct by such individual.

Under these indemnification agreements, the Wind-Down Entity has also agreed to indemnify Mr. Chin, Ms. Fong and Mr. Kemper, with respect to any derivative action to which such individual becomes a party or a witness or in which such individual becomes a participant, against expenses actually and reasonably incurred in connection with the defense or settlement of such action, provided that such individual acted in good faith and in a manner such individual reasonably believed to be in or not opposed to the best interests of the Company. These indemnification agreements provide for proportional contribution to the Wind-Down Entity based on relative benefit and relative fault where indemnification is held by a court to be unavailable to the individual and for the advancement by the Wind-Down Entity of the individual’s expenses under certain circumstances.

Part III
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the equity securities of the Trust beneficially owned by each member of the Supervisory Board, the Liquidation Trustee and each executive officer named in the Summary Compensation Table (see “Item 11. Executive Compensation” of this Annual Report), and all members of the Supervisory Board, the Liquidation Trustee and all executive officers of the Wind-Down Entity as a group on September 27, 2023:

Name of and Address of Beneficial Owner(1)	Class of Liquidation Trust Interest	Amount and Nature of Beneficial Interest		Percent of class(2)
Jay Beynon	Class A	6,666.67	(3)	Less than 1%
	Class B	0		0
Raymond C. Blackburn, M.D.	Class A	35,788.06	(4)	Less than 1%
	Class B	13,574.78	(5)	2.01%
Terry R. Goebel	Class A	0		0
	Class B	0		0
Lynn Myrick	Class A	23,819.17	(6)	Less than 1%
	Class B	1,590.81	(7)	Less than 1%
John J. O’Neill	Class A	8,786.60	(8)	Less than 1%
	Class B	0		0
M. Freddie Reiss	Class A	0		0
	Class B	0		0
Michael I. Goldberg	Class A	0		0
	Class B	0		0
Marion W. Fong	Class A	0		0
	Class B	0		0
David Mark Kemper II	Class A	0		0
	Class B	0		0
All Supervisory Board members and the executive officers, as a group	Class A	75,060.50		Less than 1%
	Class B	15,165.59		2.24%

(1)	A business address for each of the named beneficial owners is c/o Woodbridge Liquidation Trust, 201 N. Brand Blvd., Suite M, Glendale, California 91203.

(2)	Based on 11,514,578 Class A Interests and 675,617 Class B Interests outstanding as of September 27, 2023.

(3)	As trustee of a family trust.

(4)	Of which 25,485.81 are held individually and the remainder is beneficially owned in an individual retirement account.

(5)	Of which 9,667.03 are held individually and the remainder is beneficially owned in an individual retirement account.

(6)	Of which 13,449.54 are held by a limited liability company of which Ms. Myrick is a member, 10,369.63 are held by a family trust of which Ms. Myrick is a beneficiary.

(7)	Held by a limited liability company, of which Ms. Myrick is a member.

(8)	Beneficially owned together with spouse.

The Trust does not have any compensation plans (including individual compensation arrangements) under which equity securities of the Trust are authorized for issuance.

Part III
Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

The Supervisory Board was unable to determine the absence of a material relationship between the Wind-Down Group and Supervisory Board member Terry Goebel, who is president and a principal owner of G3 Group LA, a construction firm specializing in the development of high-end, luxury residences. G3 Group LA is owned by Terry Goebel and his son Kelly Goebel. The Wind-Down Group was under contract with G3 Group LA for the development of one residential real property in the Los Angeles area (the “G3 Contract”). The aggregate dollar value of the transactions under the completed G3 Contract as of June 30, 2023 was $35.5 million, all of which was paid as of June 30, 2023. The original contract value was $30.0 million.  On September 24, 2020, the Wind-Down Group entered into a change order increasing the estimated dollar value of the G3 Contract by approximately $3.6 million.  On October 15, 2021, the Wind-Down Group entered into a change order increasing the estimated dollar value of the G3 Contract by approximately $2.1 million. The change orders were determined to be necessary, and the amount thereof was determined to be appropriate, in light of increases in the construction costs of the project incurred and expected to be incurred.  On April 13, 2023, the Wind-Down Group entered into a change order reducing the estimated dollar value of the G3 Contract by approximately $0.2 million.  The change order was necessary based on project completion and close out of outstanding billings.

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

The Trust is charged for the services at scheduled rates per task which, depending on the specific task, include flat rates, rates based on the volume of data processed, rates based on the number of data users, the hourly rates of Akerman LLP personnel, or other rates. The scheduled rates are believed to be the same as those charged by Akerman LLP to clients utilizing its legal services generally. The Supervisory Board, including the Audit Committee, approved the arrangement after determining that Akerman LLP’s rates would be more favorable to the Trust than those proposed to be charged by at least one other major alternative provider of legal support services. Due to uncertainty regarding the number, length and complexity of cases and the volume of discoverable documents, the Trust currently is unable to estimate the aggregate approximate dollar value of either Akerman LLP’s fees under this arrangement or Mr. Goldberg’s interest in this arrangement. During the years ended June 30, 2023 and 2022, approximately $428,000 and $420,000, respectively, had been paid related to these services.

Part III
Item 13.	Certain Relationships and Related Transactions, and Supervisory Board Member Independence (Continued)
 On March 10, 2023, as a result of the failure of two large financial institutions, as a protective measure, the Company deposited the restricted cash relating to Forfeited Assets and distribution reserves into two separate Akerman LLP trust accounts for the benefit of the Company (the “Trust Accounts”). The balance deposited in these accounts was approximately $3,170,000 and $1,222,000, respectively. On April 5, 2023, the Company transferred approximately $25,000 relating to the distribution reserves and on May 11, 2023, the Company transferred the remaining balances in the Trust Accounts to one of the banking institutions with which it has a depositor relationship.

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

Furthermore, neither the G3 Contract nor the payment or performance by the Wind-Down Group of its obligations thereunder in accordance with the current terms thereof is considered a Related Person Transaction for purposes of the policy. The G3 Contract was entered into between the Debtors and G3 before the organization of the Trust and did not require any review, approval or ratification under the Related Person Transaction Policy. However, the change orders entered into on September 24, 2020, October 15, 2021 and April 13, 2023 were reviewed under the Related Person Transaction Policy.

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

Part III
Item 14.	Principal Accounting Fees and Services

Principal Independent Registered Public Accounting Firm Fees

Set forth below are aggregate fees for professional accounting services for the years ended June 30, 2023 and 2022:

	Years Ended June 30,
	2023	2022

Audit fees	$207,900	$280,800
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$207,900	$280,800

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

All services rendered by Baker Tilly for the years ended June 30, 2023 and 2022 were pre-approved by the Audit Committee in accordance with the policies and procedures described above.

Part IV
Item 15.	Exhibits and Financial Statement Schedules

(1)	Consolidated Financial Statements

The consolidated financial statements of the Company are included in a separate section of this Annual Report commencing on the page numbers specified below:

Woodbridge Liquidation Trust and Subsidiaries

(2)	Financial Statement Schedules

Financial statement schedules have been omitted because they are either not required or not applicable, or because the information required to be presented is included in the consolidated financial statements or the notes thereto included in this Annual Report.

(3)	Exhibits

Exhibit Number and Description

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

Part IV
Item 15.	Exhibits and Financial Statement Schedules (Continued)
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

31.1*	Certification of Liquidation Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Liquidation Trustee pursuant to 18 U.S.C. 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Part IV
Item 15.	Exhibits and Financial Statement Schedules (Continued)
99.1
Findings of Fact, Conclusions of Law, and Order Confirming the First Amended Joint Chapter 11 Plan of Liquidation of Woodbridge Group of Companies, LLC and its Affiliated Debtors, entered October 26, 2018, incorporated herein by reference to the Registration Statement on Form 10 filed by the Trust on October 25, 2019.

101
The following financial statements from the Woodbridge Liquidation Trust Annual Report on Form 10-K for the year ended June 30, 2023, formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated statements of net assets in liquidation as of June 30, 2023 and 2022, (ii) consolidated statements of changes in net assets in liquidation for the years ended June 30, 2023 and 2022, (iii) the notes to the consolidated financial statements. XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

Woodbridge Liquidation Trust and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Supervisory Board and Liquidation Trustee of Woodbridge Liquidation Trust and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of net assets in liquidation of Woodbridge Liquidation Trust and Subsidiaries (the Company) as of June 30, 2023 and 2022, the related consolidated statements of changes in net assets in liquidation for the years ended June 30, 2023 and 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the net assets in liquidation of the Company as of June 30, 2023 and 2022, and the changes in net assets in liquidation for the years ended June 30, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America applied on the basis described below.

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
September 27, 2023

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements

Woodbridge Liquidation Trust and Subsidiaries
Consolidated Statements of Net Assets in Liquidation
As of June 30, 2023 and 2022

($ in Thousands)

	6/30/2023	6/30/2022

Assets
Real estate assets held for sale, net (Note 3)	$770	$29,062
Cash and cash equivalents	25,704	96,810
Restricted cash (Note 4)	4,473	6,121
Other assets (Note 5)	2,645	5,825

Total assets	$33,592	$137,818

Liabilities
Accounts payable and accrued liabilities	$37	$119
Distributions payable	1,283	68,767
Accrued liquidation costs (Note 6)	25,499	34,537

Total liabilities	$26,819	$103,423

Commitments and Contingencies (Note 14)

Net Assets in Liquidation
Restricted for Qualifying Victims (Note 7)	$3,491	$3,485
All Interestholders	3,282	30,910

Total net assets in liquidation	$6,773	$34,395

See accompanying notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Consolidated Statements of Changes in Net Assets in Liquidation
For the Years Ended June 30, 2023 and 2022

($ in Thousands)

	Year Ended June 30, 2023			Year Ended June 30, 2022
	Restricted			Restricted
	For Qualifying	All		For Qualifying	All
	Victims	Interestholders	Total	Victims	Interestholders	Total

Net Assets in Liquidation as of beginning of period	$3,485	$30,910	$34,395	$3,167	$126,373	$129,540

Change in assets and liabilities (Note 8):
Restricted for Qualifying Victims -
Change in carrying value of assets and liabilities, net	6	-	6	318	-	318

All Interestholders:
Change in carrying value of assets and liabilities, net	-	(5,197)	(5,197)	-	47,602	47,602
Distributions (declared) reversed, net	-	(22,431)	(22,431)	-	(143,065)	(143,065)
Net change in assets and liabilities	-	(27,628)	(27,628)	-	(95,463)	(95,463)

Net Assets in Liquidation as of end of period	$3,491	$3,282	$6,773	$3,485	$30,910	$34,395

See accompanying notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
As of June 30, 2023 and 2022

1)	Formation, Organization and Description of Business

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

On December 24, 2019, the Trust’s Registration Statement on Form 10 became effective under the Securities Exchange Act of 1934 (the “Exchange Act”). The trading symbol for the Trust’s Class A Interests is WBQNL. Bid and asked prices for the Trust’s Class A Interests are quoted on the OTC Link® ATS, the SEC-registered alternative trading system. The Class A Interests are eligible for the Depository Trust Company’s Direct Registration System

Organization

The Trust does not have directors or executive officers. All of the management and executive authority of the Trust resides with the Liquidation Trustee, subject to the supervision of a six-member supervisory board. The Wind-Down Entity is separately managed by its board of managers.

The Liquidation Trust Interests are non-voting. The holders of the Class A Interests and the Class B Interests have the same rights, except with respect to certification, transferability and payment of distributions. See Note 11 regarding the priority and manner of distribution of available cash.

The Wind-Down Entity, from time to time, makes distributions to the Trust, as available. The Trust in turn makes distributions, from time to time, to the Trust beneficiaries, as available.

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

During the year ended June 30, 2023, the Company concluded that its liquidation activities would not be completed by February 15, 2024, the current outside termination date of the Trust, for a number of reasons. First, there have been significant delays in certain legal proceedings where the Company is the plaintiff. Second, a construction defect claim has been asserted against one of the Wind-Down Subsidiaries by the buyer of one of the subsidiary’s single-family homes. The subsidiary has tendered the claim to its insurance carrier. At this time, the amount of the liability exposure, if any, has not been determined and it is not known if the subsidiary has any exposure in excess of its insurance coverage. The subsidiary is investigating the claim, including the extent and causes of the alleged damage and the identification of other potentially responsible persons. Based on the foregoing, the  Company currently projects a revised estimated completion date for the Company’s operations of approximately March 31, 2026.

The Company is required to file a motion with the Bankruptcy Court to extend the termination date of the Trust beyond February 15, 2024. The motion is required to be filed within six months before February 15, 2024. The Company expects that the motion will be filed as required and that the Bankruptcy Court will grant the motion as the extension is needed to pursue additional Trust actions that are expected to yield additional proceeds to the Trust and to address the construction defect claim.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
As of June 30, 2023 and 2022 (Continued)
Pursuant to the Wind-Down Entity’s Limited Liability Company Agreement, the Wind-Down Entity shall dissolve upon the first to occur of the following: (i) the written consent of the Trust, (ii) the entry of a decree of judicial dissolution under Section 18-802 of the Delaware LLC Act and (iii) the sale or other disposition of all of the Wind-Down Assets.

Description of Business

The Trust is prosecuting various Causes of Action acquired by the Trust pursuant to the Plan and is resolving claims asserted against the Debtors. As of June 30, 2023, the Company is the plaintiff in several pending lawsuits. During the years ended June 30, 2023 and 2022, the Company recorded settlement recoveries of approximately $296,000 and $26,922,000, respectively, from the settlement of Causes of Action of which approximately $0 and $24,815,000, respectively, was from Comerica Bank (see Note 13 for additional information). The Company also recorded liabilities of 5% of the settlement recoveries as amounts payable to the Liquidation Trustee. The Company has accrued an estimate of the amount of legal costs to be incurred to pursue this litigation, excluding contingent fees. As more fully discussed in Note 2, the Company’s consolidated financial statements do not include any estimate of future net recoveries from litigation and settlement, since the Company cannot reasonably estimate them.

The Wind-Down Entities’ operations are almost complete. As of June 30, 2023, the Wind-Down Subsidiaries owned one performing secured loan and one parcel of real property (see Note 3 for additional information).

The Company is required to liquidate its assets and distribute available cash to the Trust beneficiaries. The liquidation activities are carried out by the Trust, the Wind-Down Entity and the Wind-Down Subsidiaries. As of June 30, 2023, the Company estimates that the liquidation activities will be completed by March 31, 2026 (see Note 6 for additional information). The Company currently operates as one reportable segment with activities comprised primarily of real estate assets held for sale.

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

The Trust’s expectations about the amount of any additional distributions and when they will be paid are subject to risks and uncertainties and are based on certain estimates and assumptions, one or more of which may prove to be incorrect.  As a result, the actual amount of any additional distributions may differ materially, perhaps in adverse ways, from the Trust estimates. Furthermore, it is not possible to predict the timing of any additional distributions and any such distributions may not be made within the timing referenced in the consolidated financial statements. See Note 15 for information relating to the suspension of distributions.

No assurance can be given that total distributions will equal or exceed the estimate of net assets in liquidation presented in the consolidated statements of net assets in liquidation.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
As of June 30, 2023 and 2022 (Continued)
2)	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These consolidated financial statements have been presented in accordance with Accounting Standards Codification (“ASC”) Subtopic 205-30, “Liquidation Basis of Accounting,” as amended by Accounting Standards Update (“ASU”) No. 2013-07, “Presentation of Financial Statements (Topic 205), Liquidation Basis of Accounting.”

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

Liquidation Basis of Accounting

Under liquidation basis of accounting, all assets are recorded at their estimated net realizable value or liquidation value, which represents the estimated amount of net cash that will be received upon the disposition of the assets (on an undiscounted basis). The measurement of real estate assets held for sale is based on current contracts (if any), if contingencies have been removed, estimates and other indications of sales value, net of estimated selling costs. To determine the value of real estate assets held for sale, the Company considered the three traditional approaches to value (cost, income and sales comparison) commonly used by the real estate appraisal community. The applicability and relevancy of each valuation approach as applied may differ by asset. In most cases, the sales comparison approach was accorded the greatest weight. This approach compares a property to other properties with similar characteristics that have recently sold. To validate management’s estimate, the Company also considered opinions from qualified real estate professionals and local real estate brokers and, in some cases, obtained third party appraisals. The estimated selling costs for the remaining real estate parcel are 5.0% of the property sales price, including sales commissions, transfer taxes and other costs.

Liabilities, including estimated costs associated with implementing and completing the Plan, are measured in accordance with U.S. GAAP that otherwise applies to those liabilities. The Company has recorded estimated development costs such as costs to be incurred to prepare the assets for sale, estimated reserves for contingent liabilities including potential construction defect claims, estimated holding costs to be incurred until the projected sale date and the estimated general and administrative costs to be incurred until the completion of the liquidation of the Company. When estimating development costs, the Company considered third party construction contracts and estimates of costs to complete based on construction status, progress and projected completion timing. Estimated development costs also include the costs of design and furnishings necessary to prepare and stage the homes for marketing as well as an accrual for potential construction defect claims. Holding cost estimates consider property taxes, insurance, utilities, maintenance and other costs to be incurred until the sale of the property is closed. Projected general and administrative cost estimates take into account operating costs through the completion of the liquidation of the Company currently estimated to be March 31, 2026 and an accrual for the administration of construction defect claims.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
As of June 30, 2023 and 2022 (Continued)
The Company does not record any amount from the future settlement of unresolved Causes of Action in the accompanying consolidated financial statements until an agreement is executed, final court approval is received and collectability is reasonably assured. The amount recovered may be material to the Company’s net assets in liquidation.

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

Other Assets

The Company recognizes recoveries from the settlement of unresolved Causes of Action when an agreement is executed, final court approval is received and collectability is reasonably assured. An allowance for uncollectible settlement installment receivables is recorded when there is doubt about the collectability of the receivable.  The Company records escrow receivables at the amount that is expected to be received when the escrow receivable is released. The Forfeited Assets (Note 7) received from the United States Department of Justice (the “DOJ”), other than cash, have been recorded at their estimated net realizable value. The Company accrues expected interest earnings when it can reasonably estimate the amount to be received.

In addition, the Company recognizes other amounts to be received based on contractual terms or when the amounts to be received are certain.

Accrued Liquidation Costs

The Company accrues for estimated liquidation costs to the extent they are reasonably determinable. These costs consist of (a) estimated development costs of the single-family homes, including construction and other project related costs, architectural and engineering, project management, city fees, bond payments (net of refunds), furnishings, marketing, estimated reserves for contingent liabilities including potential construction defect claims and other costs; (b) estimated holding costs, including property taxes, insurance, maintenance, utilities and other; and (c) estimated general and administrative costs including payroll, legal and other professional fees, trustee and board fees, rent and other office related expenses, and other general and administrative costs to operate the Company and the administration of construction defect claims.

Cash Equivalents

The Company considers short-term investments that have a maturity date of ninety days or less at the time of investment to be a cash equivalent.

Restricted Cash

Restricted cash includes cash that can only be used for certain specified purposes as described in Note 4.

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
As of June 30, 2023 and 2022 (Continued)
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

3)	Real Estate Assets Held for Sale, Net

The Company’s real estate assets held for sale as of June 30, 2023 and 2022, are as follows ($ in thousands):

	June 30, 2023				June 30, 2022

	Number of Assets	Gross Value	Closing and Other Costs	Net Value	Number of Assets	Gross Value	Closing and Other Costs	Net Value

Single-family homes	0	$-	$-	$-	1	$28,000	$(1,680)	$26,320

Other real estate assets:
Secured loans	1	295	-	295	2	972	(40)	932
Other properties	1	500	(25)	475	2	2,000	(190)	1,810
Subtotal	2	795	(25)	770	4	2,972	(230)	2,742

Total	2	$795	$(25)	$770	5	$30,972	$(1,910)	$29,062

As of June 30, 2023, the performing loan is secured by a property located in the state of Ohio and the parcel of real property is located in the state of Hawaii. A transaction for the sale of the property located in Hawaii is currently pending.

During the year ended June 30, 2023, the Company sold one single-family home, sold one other property, and settled one secured loan for approximately $26,958,000 in the aggregate. During the year ended June 30, 2022, the Company sold six single-family homes and settled two secured loans for approximately $131,716,000.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
As of June 30, 2023 and 2022 (Continued)
4)	Restricted Cash

The Company’s restricted cash as of June 30, 2023 and 2022, is as follows ($ in thousands):

	June 30, 2023	June 30, 2022

Forfeited Assets (Note 7)	$3,190	$2,395
Distributions restricted by the Company related to unresolved claims, distributions for recently allowed claims, uncashed distribution checks, distributions withheld due to pending avoidance actions and distributions that the Trust is waiting for further beneficiary information	1,283	3,726
Total restricted cash	$4,473	$6,121

5)	Other Assets

The Company’s other assets as of June 30, 2023 and 2022, are as follows ($ in thousands):

	June 30, 2023	June 30, 2022

Forfeited Assets (Note 7)(a)	$435	$1,258
Settlement installment receivables, net (b)	254	756
Accrued interest(a)	1,574	-
Escrow receivables (c)	150	3,420
Other	232	391
Total other assets	$2,645	$5,825

(a)	During the quarter ended June 30, 2023, the Company accrued approximately $1,636,000 of interest earnings. This is the amount that the Company estimates that it will earn on its cash on deposit at June 30, 2023 during the period from July 1, 2023 through March 31, 2026, the current estimated completion date for the Company’s operations. Of the accrued interest at June 30, 2023, approximately $62,000 relates Forfeited Assets and the remainder of approximately $1,574,000 relates to All Interestholders

(b)	The allowance for uncollectible settlement installment receivables was approximately $63,000 and $7,000 as of June 30, 2023 and 2022, respectively.

(c)
Escrow receivables as of June 30, 2023 relates to one single-family home that was sold during the year ended June 30, 2023. Escrow receivables as of June 30, 2022 relate to two single-family homes that were sold during the year ended June 30, 2022 and one single-family home that was sold prior to June 30, 2021. Amounts are to be released upon completion of punch list items and/or obtaining a certificate of occupancy. In some cases, escrow receivable amounts may be used to pay for the cost of completing punch list items.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
As of June 30, 2023 and 2022 (Continued)

6)	Accrued Liquidation Costs

The following is a summary of accrued liquidation costs as of June 30, 2023 and 2022 ($ in thousands):

	June 30, 2023	June 30, 2022
Development costs:
Construction warranty	$4,553	$4,184
Construction costs	261	4,331
Indirect costs	20	170
Bond refunds	(87)	(506)
Total development costs	4,747	8,179

Holding costs:
Property taxes	8	771
Maintenance, utilities and other	2	428
Insurance	-	388
Total holding costs	10	1,587

General and administrative costs:
Legal and other professional fees	13,308	12,377
Directors and officers insurance	3,442	2,508
Payroll and payroll-related	2,757	7,989
Board fees and expenses	742	630
State, local and other taxes	133	331
Other	360	936
Total general and administrative costs	20,742	24,771

Total accrued liquidation costs	$25,499	$34,537

During the year ended June 30, 2023, the Company concluded that its liquidation activities would not be completed by February 15, 2024, the current outside termination date of the Trust. In addition to significant delays in certain legal proceedings brought by the Company, a construction defect claim has been asserted against a subsidiary of the Company by the buyer of one of the subsidiary’s single-family homes (see Note 14 for additional information). The Company currently projects a revised estimated completion date for the Company’s operations of approximately March 31, 2026.

The change of the estimated completion date of the Company’s liquidation activities resulted in an additional accrual of accrued liquidation costs of approximately $7.7 million. The additional costs are primarily legal and other professional fees and payroll and payroll-related costs. A portion of the accrued liquidation costs relate to estimated reserves for contingent liabilities including potential construction defect claims and the administration of such claims after the Company’s liquidation activities are completed.

The Company is required to file a motion with the Bankruptcy Court to extend the termination date of the Trust beyond February 15, 2024. The motion is required to be filed within six months before February 15, 2024. The Company expects that the motion will be filed as required and that the Bankruptcy Court will grant the motion as the extension is needed to pursue additional Trust actions that are expected to yield additional proceeds to the Trust and to address the construction defect claim.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
As of June 30, 2023 and 2022 (Continued)
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

In March 2021, the Trust received certain Forfeited Assets from the DOJ, including cash, wine, jewelry, handbags, clothing, shoes, art, gold, an automobile and other assets. The Company recorded the total estimated net realizable value of the Forfeited Assets of approximately $3,459,000. During the year ended June 30, 2023, the Company sold the automobile, jewelry, handbags, clothing, shoes and art. During the year ended June 30, 2022, the Company sold wine, gold, handbags, clothing and shoes. The Forfeited Assets included in the Company’s June 30, 2023 and 2022 consolidated financial statements are as follows ($ in thousands) (unaudited):

	June 30, 2023	June 30, 2022

Restricted cash (Note 4)	$3,190	$2,395
Other assets (Note 5)	435	1,258
Accounts payable and accrued liabilities	(6)	-
Accrued liquidation costs - primarily legal and professional fees	(128)	(168)
Net assets in liquidation - restricted for Qualifying Victims	$3,491	$3,485

On February 7, 2023, the Trust was informed that the DOJ had received additional Forfeited Assets from a co-defendant of Robert Shapiro and that the DOJ proposes to transfer these Forfeited Assets to the Trust. The Trust has not yet entered into an agreement with the DOJ for the transfer of any additional Forfeited Assets. It is expected that the proceeds from any additional Forfeited Assets would be distributed to Qualifying Victims. At this time, the Trust is unable to estimate the amount or timing of the transfer of any such Forfeited Assets.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
As of June 30, 2023 and 2022 (Continued)
8)	Net Change in Assets and Liabilities

Restricted for Qualifying Victims

The following is a summary of the change in the carrying value of assets and liabilities, net during the year ended June 30, 2023 ($ in thousands):

	Cash	Remeasure-
	Activities	ment	Total

Real estate assets held for sale, net	$-	$-	$-
Cash and cash equivalents	-	-	-
Restricted cash	795	-	795
Other assets	(831)	8	(823)
Total assets	$(36)	$8	$(28)

Accounts payable and accrued liabilities	$-	$6	$6
Accrued liquidation costs	(40)	-	(40)
Total liabilities	$(40)	$6	$(34)

Change in carrying value of assets and liabilities, net	$4	$2	$6

The following is a summary of the change in the carrying value of assets and liabilities, net during the year ended June 30, 2022 ($ in thousands):

	Cash	Remeasure-
	Activities	ment	Total

Real estate assets held for sale, net	$-	$-	$-
Cash and cash equivalents	-	-	-
Restricted cash	559	-	559
Other assets	(609)	318	(291)
Total assets	$(50)	$318	$268

Accounts payable and accrued liabilities	$-	$-	$-
Accrued liquidation costs	(50)	-	(50)
Total liabilities	$(50)	$-	$(50)

Change in carrying value of assets and liabilities, net	$-	$318	$318

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
As of June 30, 2023 and 2022 (Continued)
All Interestholders

The following provides details of the change in carrying value of assets and liabilities, net during the year ended June 30, 2023 ($ in thousands):

	Cash	Remeasure-
	Activities	ment	Total

Real estate assets held for sale, net	$(26,999)	$(1,293)	$(28,292)
Cash and cash equivalents	16,352	-	16,352
Restricted cash	14	-	14
Other assets	(4,000)	1,643	(2,357)
Total assets	$(14,633)	$350	$(14,283)

Accounts payable and accrued liabilities	$(645)	$557	$(88)
Accrued liquidation costs	(15,246)	6,248	(8,998)
Total liabilities	$(15,891)	$6,805	$(9,086)

Change in carrying value of assets and liabilities, net	$1,258	$(6,455)	$(5,197)

The following provides details of the distributions declared, net during the year ended June 30, 2023 ($ in thousands):

Distributions declared	$(25,033)
Distributions reversed	2,602
Distributions (declared) reversed, net	$(22,431)

Distributions payable decreased during the year ended June 30, 2023 by approximately $67,484,000.

The following provides details of the change in carrying value of assets and liabilities, net during the year ended June 30, 2022 ($ in thousands):

	Cash	Remeasure-
	Activities	ment	Total

Real estate assets held for sale, net	$(131,761)	$19,968	$(111,793)
Cash and cash equivalents	129,465	-	129,465
Restricted cash	(1,750)	-	(1,750)
Other assets	(26,535)	27,178	643
Total assets	$(30,581)	$47,146	$16,565

Accounts payable and accrued liabilities	$(1,425)	$1,384	$(41)
Accrued liquidation costs	(30,856)	(140)	(30,996)
Total liabilities	$(32,281)	$1,244	$(31,037)

Change in carrying value of assets and liabilities, net	$1,700	$45,902	$47,602

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
As of June 30, 2023 and 2022 (Continued)
The following provides details of the distributions declared, net during the year ended June 30, 2022 ($ in thousands):

Distributions declared	$(145,040)
Distributions reversed	1,975
Distributions (declared) reversed, net	$(143,065)

Distributions payable increased during the year ended June 30, 2022 by approximately $64,080,000.

9)	Credit Agreements

Revolving Line of Credit

The Company does not currently have any outstanding credit agreements.  On May 16, 2022, the Company terminated its prior credit agreement.  Also, the Company never had outstanding borrowings on its credit agreement.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
As of June 30, 2023 and 2022 (Continued)

10)	Beneficial Interests

The following table summarizes the Liquidation Trust Interests (rounded) for the years ended June 30, 2023 and 2022:

	For the Year Ended June 30, 2023		For the Year Ended June 30, 2022
Liquidation Trust Interests	Class A	Class B	Class A	Class B

Outstanding at beginning of year	11,513,535	675,617	11,512,855	675,784
Allowed claims	2,881	-	4,976	-
5% enhancement for certain allowed claims	144	-	-	-
Settlement of claims by cancelling Liquidation Trust Interests	(760)	-	(4,296)	(167)
Outstanding at end of year	11,515,800	675,617	11,513,535	675,617

Of the 11,515,800 Class A Interests outstanding as of June 30, 2023, 11,435,913 are held by Qualifying Victims (Note 7).

At the Plan Effective Date, certain claims were disputed. As the claims are resolved, additional Class A Interests and (if applicable) Class B Interests are issued on account of allowed claims and no Class A Interests or (if applicable) Class B Interests are issued on account of disallowed claims. The following table summarizes the Trust’s unresolved claims against the Debtors as they relate to Liquidation Trust Interests (rounded) for the years ended June 30, 2023 and 2022:

	For the Year Ended June 30, 2023		For the Year Ended June 30, 2022
Liquidation Trust Interests	Class A	Class B	Class A	Class B

Reserved for unresolved claims at beginning of year	90,793	333	124,609	5,011
Allowed claims	(1,348)	-	(4,976)	-
5% enhancement for certain allowed claims	-	-	-	-
Disallowed claims	(75,570)	-	(28,840)	(4,678)
Reserved for unresolved claims at end of year	13,875	333	90,793	333

Of the 13,875 Class A Interests relating to unresolved claims as of June 30, 2023, 1,880 were for Qualifying Victims (Note 7).

11)	Distributions

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
As of June 30, 2023 and 2022 (Continued)

One distribution was declared and two distributions were paid during the year ended June 30, 2023, and three distributions were declared and two distributions were paid during the year ended June 30, 2022 ($ in millions, except for $ per Class A Interest):

				Year ended June 30, 2023			Year ended June 30, 2022
						Deposits Into			Deposits Into
			$ per			Restricted			Restricted
Date			Class A	Total		Cash	Total		Cash
Declared			Interest	Declared	Paid	Account	Declared	Paid	Account

Eleventh	5/10/2023		$2.18	$25.02	$24.90	$0.12	$-	$-	$-
Tenth	6/15/2022	(a)	$5.63	-	64.18	0.83	65.01	-	-
Ninth	2/4/2022		$3.44	-	-	-	39.98	39.15	0.83
Eighth	10/8/2021		$3.44	-	-	-	40.01	39.13	0.88
Total				$25.02	$89.08	$0.95	$145.00	$78.28	$1.71

(a)	The distribution was paid on July 15, 2022.

See Note 15 for information relating to the suspension of distributions.

As claims are resolved, additional Class A Interests may be issued or cancelled. Therefore, the total amount of a distribution declared may change. In addition, distributions may change if Interestholders that were previously deemed to have forfeited their rights to receive Class A Interest distributions subsequently respond and if overpaid distributions are returned.

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

During the years ended June 30, 2023 and 2022, as (a) claims were resolved, (b) claims were recently allowed, (c) addresses for holders of uncashed distribution checks were obtained, (d) pending avoidance actions were resolved and (e) further beneficiary information was received, distributions of approximately $789,000 and $700,000, respectively, were paid to holders of Class A Interests from the restricted cash account and distributions payable were reduced by the same amount.

During the years ended June 30, 2023 and 2022, as a result of claims being disallowed or Class A Interests being cancelled, approximately $2,629,000 and $815,000, respectively, were released from the restricted cash account and distributions payable were reduced by the same amount.

During the years ended June 30, 2023 and 2022, approximately $20,000 and $0, respectively, was received from Interestholders that had been overpaid on prior distributions.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
As of June 30, 2023 and 2022 (Continued)
As a result of distribution checks that had not been cashed within 180 days of their issuance, Interestholders were deemed to have forfeited their rights to reserved and future Class A Interest distributions. During the years ended June 30, 2023 and 2022, approximately $0 and $1,159,000, respectively, was released from the restricted cash account and distributions payable were reduced by the same amount. During the years ended June 30, 2023 and 2022, some Interestholders that had previously been deemed to have forfeited their rights to receive Class A Interest distributions responded and therefore approximately $27,000 and $0, respectively, was added to the restricted cash account and distributions payable were increased by the same amount.

12)	Related Party Transactions

Terry Goebel, a member of the Trust Supervisory Board, is president and a principal owner of G3 Group LA (“G3”), a construction firm specializing in the development of high-end luxury residences. G3 is owned by Terry Goebel and his son Kelly Goebel. During the year ended June 30, 2023, G3 completed its contract for the development of one single-family home in Los Angeles, California. As of June 30, 2023 and 2022 the remaining amounts payable under this contract were approximately $0 and $438,000, respectively. During the years ended June 30, 2023 and 2022, approximately $220,000 and $6,050,000, respectively, were paid by the Company to G3 related to this contract.

The Liquidation Trustee of the Trust is entitled to receive 5% of the total gross amount recovered by the Trust from the pursuit of the Causes of Action. During the years ended June 30, 2023 and 2022, approximately $33,000 and $1,346,000, respectively, were accrued as amounts due to the Liquidation Trustee, respectively. As of June 30, 2023 and 2022, approximately $32,000 and $81,000, respectively, were payable to the Liquidation Trustee. These amounts are included in accounts payable and accrued liabilities in the accompanying consolidated statements of net assets in liquidation. During the years ended June 30, 2023 and 2022, approximately $83,000 and $1,425,000, respectively, were paid to the Liquidation Trustee.

In November 2019, the Trust entered into an arrangement with Akerman LLP, a law firm based in Miami, Florida of which the Liquidation Trustee is a partner, for the provision, at the option of the Trust on an as-needed basis, of e-discovery and related litigation support services in connection with the Trust’s prosecution of the Causes of Action. Under the arrangement, the Trust is charged for the services at scheduled rates per task which, depending on specific task, include flat rates, rates based on volume of data processed, rates based on the number of data users, the hourly rates of Akerman LLP personnel, or other rates. During the years ended June 30, 2023 and 2022, respectively, approximately $428,000 and $420,000, respectively, were paid related to these services and there are no outstanding payables as of June 30, 2023 and 2022.

On March 10, 2023, as a result of the failure of two large financial institutions, as a protective measure, the Company deposited the restricted cash relating to Forfeited Assets and distribution reserves into two separate Akerman LLP trust accounts for the benefit of the Company (the “Trust Accounts”). The balance deposited in these accounts was approximately $3,170,000 and $1,222,000, respectively. On April 5, 2023, the Company transferred approximately $25,000 relating to the distribution reserves and on May 11, 2023, the Company transferred the remaining balances in the Trust Accounts to one of the banking institutions with which it has a depositor relationship.

The executive officers of the Wind-Down Entity were entitled to a bonus based on the Wind-Down Entity achieving certain specified cumulative amounts of distributions to the Trust. Based on the carrying amounts of the net assets in liquidation included in the accompanying consolidated statements of net assets in liquidation, approximately $0 and $3,000,000 were accrued as of June 30, 2023 and 2022, respectively, as the estimated amount of the bonus (including associated payroll taxes). This amount was included in the payroll and payroll-related costs portion of accrued liquidation costs in the accompanying consolidated statement of net assets in liquidation. During the years ended June 30, 2023 and 2022, $3,273,000 and $692,000, respectively, were paid related to executive bonuses.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
As of June 30, 2023 and 2022 (Continued)
In December 2021, the Trust received court approval of its agreement to settle its litigation against Comerica Bank. The Trust has also pursued litigation against nine law firms and ten individual attorneys. The cases against five law firms and six individual attorneys have been settled or dismissed. At June 30, 2023, two of the settlements were subject to the California Superior Court granting a motion for a court order that the settlements were made by the parties in good faith. As of June 30, 2023, litigation against the other four law firms and four individual attorneys are in various stages (see Note 15 for additional information).

The Trust has also filed numerous avoidance actions, most of which have been resolved, resulting in recoveries by or judgments in favor of the Trust. As of June 30, 2023, 40 legal actions remain pending.  Additionally, since February 15, 2019 and as of June 30, 2023, the Trust has obtained default and stipulated judgments related to certain avoidance actions. It is unknown at this time how much, if any, will ultimately be collected on the judgments. Therefore, the Company has not recognized any recoveries from these judgments.

During the years ended June 30, 2023 and 2022, the Company recorded the following amounts from the settlement of Causes of Action ($ in thousands):

	For the Years Ended June 30,
	2023	2022

Other settlement recoveries	$296	$2,107
Comerica Bank	-	24,815
Total	$296	$26,922

The Company also recorded liabilities of 5% of the settlement as amounts payable to the Liquidation Trustee and an allowance for uncollectible settlement installment receivables. See Note 5 for information about the settlement receivables, net as of June 30, 2023 and 2022.

14)	Commitments and Contingencies

The Company had a lease for its office space that expired on August 31, 2021. On June 4, 2021, the Company entered into a new office lease at a different location. The new lease, which commenced on August 1, 2021 and expired on July 31, 2022, included two six-month extension options. On May 18, 2022, the Company exercised its first option to extend the lease for six months. On November 16, 2022, the Company exercised its second option to extend its lease for an additional six months through July 31, 2023. In addition, the Company amended its lease to include a third six-month option to extend. As of June 30, 2023, the Company had not exercised its third six-month option to extend (see Note 15 for additional information). The monthly base rent as of June 30, 2023 is approximately $4,000 plus common area maintenance charges. The amount of rent paid, including common area maintenance and parking charges, during the years ended June 30, 2023 and 2022, was approximately $55,000 and $55,000, respectively.

The Wind-Down Entity has part-time employment agreements with its two executive officers through December 31, 2023.  The agreements renew automatically until terminated, subject to the right of either party to terminate the agreement at any time and for any reason on thirty days’ advance written notice.

During the year ended June 30, 2023, a construction defect claim was asserted against one of the Wind-Down Subsidiaries  by the buyer of one of the subsidiary’s single-family homes. The subsidiary has tendered the claim to its insurance carrier. At this time, the amount of the liability exposure, if any, has not been determined and it is not known whether the subsidiary has any exposure in excess of its insurance coverage. The subsidiary is investigating the claim, including the extent and causes of the alleged damage and the identification of other potentially responsible persons  (see Note 15).

The Company is not presently the defendant in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company other than as described herein.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
As of June 30, 2023 and 2022 (Continued)
15)	Subsequent Events

The Company evaluates subsequent events up until the date the unaudited consolidated financial statements are issued.

Causes of Action

On July 19, 2023, the California Superior Court granted a motion that the settlement with Bailey Cavalieri LLC and Thomas Geyer was made by the parties in good faith. On July 27, 2023, the California Superior Court granted a motion that the settlement with Halloran & Sage and Richard Roberts was made by the parties in good faith. On August 31, 2023, the California Superior Court granted a motion that the settlement with Davis Graham & Stubbs LLP and S. Lee Terry was made by the parties in good faith.

During the period from July 1, 2023 through September 27, 2023, the Company recognized approximately $34,390,000, net of litigation costs and attorney fees, from the settlement of Causes of Action. This amount was recognized because it was received or concluded that collectibility was reasonably assured.

During the period from July 1, 2023 through September 27, 2023, the Company recorded approximately $2,478,000 payable to the Liquidation Trustee, related to the settlement of Causes of Action.

During the period from July 1, 2023 through September 27, 2023, the Company paid approximately $1,212,000 to the Liquidation Trustee related to the recovery of amounts from settled Causes of Action.

Distributions

During the period from July 1, 2023 through September 27, 2023, as a result of Class A Interests being cancelled, approximately $40,000 was released from the restricted cash account and distributions payable were reduced by the same amount.

Suspension of Distributions

On August 3, 2023, at the recommendation of the Liquidation Trustee, the Trust suspended the making of additional Trust distributions pending the results of the Company’s investigation of a construction defect claim asserted against one of the Wind-Down Subsidiaries by the buyer of one of subsidiary’s single-family homes.

Beneficial Interests

The following table summarizes the Liquidation Trust Interests for the period from July 1, 2023 through September 27, 2023:

Liquidation Trust Interests	Class A	Class B

Outstanding at July 1, 2023	11,515,800	675,617
Allowed claims	-	-
Settlement of claims by cancelling Liquidation Trust Interests	(1,222)	-
Outstanding at September 27, 2023	11,514,578	675,617

Of the 11,514,578 Class A Interests outstanding as of September 27, 2023, 11,435,288 are held by Qualifying Victims (Note 7).

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
As of June 30, 2023 and 2022 (Continued)
Forfeited Assets
During the period from July 1, 2023 through September 27, 2023, the Company realized net proceeds of approximately $50,000 from the sale of Forfeited Assets.

Office Lease

On July 27, 2023, the Company exercised its third and final six-month option to extend its office lease through January 31, 2024.

Pro Forma Net Assets in Liquidation (Unaudited)

The following is a pro forma statement of net assets in liquidation as of September 27, 2023, which only reflects the subsequent events discussed above in this footnote ($ in thousands):

		Pro Forma		Pro Forma
	June 30, 2023	Adjustments	(a)	September 27, 2023

Assets
Real estate assets held for sale, net	$770	$-		$770

Cash and cash equivalents	25,704	34,390	(b)	58,922
		(1,212)	(c)
		40	(d)

Restricted cash	4,473	(40)	(d)	4,483
		50	(e)

Other assets	2,645	435	(f)	3,030
		(50)	(e)

Total assets	$33,592	$33,613		$67,205

Liabilities
Accounts payable and accrued liabilities	$37	$2,478	(g)	$1,303
		(1,212)	(c)

Distributions payable	1,283	(40)	(h)	1,243

Accrued liquidation costs	25,499	-		25,499

Total liabilities	$26,819	$1,226		$28,045

Commitments and Contingencies

Net Assets in Liquidation
Restricted for Qualifying Victims	$3,491	$-		$3,491

All Interestholders	3,282	34,390	(b)	35,669
		435	(f)
		40	(h)
		(2,478)	(g)

Total net assets in liquidation	$6,773	$32,387		$39,160

Notes to pro forma statement of net assets in liquidation.

(a)
Only for subsequent events discussed in Footnote 15. There may be changes in estimates and other transactions during the three months ending September 30, 2023 that are not reflected in the pro forma statement of nets assets in liquidation as of September 27, 2023.

(b)	Recognition and receipt of approximately $34.390 million from settlement of Causes of Action during the period from July 1, 2023 through September 27, 2023.
(c)	Payment of approximately $1.212 million to the Liquidation Trustee during the period from July 1, 2023 through September 27, 2023.
(d)
Transfer from distribution reserve restricted cash to cash and cash equivalents of approximately $40,000 during the period from July 1, 2023 through September 27, 2023 related to cancelled Class A Interests.

(e)	Receipt of cash from the sale of Forfeited Assets during the period July 1, 2023 and September 27, 2023.
(f)	Accrual of estimated interest revenues for additional cash on hand during the period July 1, 2023 through December 31, 2023.
(g)	Accrual of approxiamtely $2.478 million payable to the Liquidation Trustee from the settlement of Causes of Action during the period from July 1, 2023 through September 27, 2023.
(h)	Reversal of distributions payable of approxinately $40,000 during the period from July 1, 2023 through September 27, 2023 related to cancelled Class A Interests.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of September, 2023.

By:	/s/ Michael I. Goldberg

Name:	Michael I. Goldberg
Title:	Liquidation Trustee