Form 10-Q
period 2023-09-30
Woodbridge Liquidation Trust
filed 2023-11-09
CIK 1785494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Yes ☒  No ☐

Woodbridge Liquidation Trust
Form 10-Q
September 30, 2023

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

Woodbridge Liquidation Trust and Subsidiaries Consolidated Statements of Net Assets in Liquidation As of September 30, 2023 and June 30, 2023
($ In Thousands)

	9/30/2023 (Unaudited)	6/30/2023

Assets
Real estate assets held for sale, net (Note 3)	$764	$770
Cash and cash equivalents	40,407	25,704
Restricted cash (Note 4)	4,524	4,473
Other assets (Note 5)	19,706	2,645

Total assets	$65,401	$33,592

Liabilities
Accounts payable and accrued liabilities	$1,310	$37
Distributions payable	1,243	1,283
Accrued liquidation costs (Note 6)	23,474	25,499

Total liabilities	$26,027	$26,819

Commitments and Contingencies (Note 13)

Net Assets in Liquidation
Restricted for Qualifying Victims (Note 7)	$3,511	$3,491
All Interestholders	35,863	3,282

Total net assets in liquidation	$39,374	$6,773

See accompanying notes to unaudited consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries Consolidated Statements of Changes in Net Assets in Liquidation For the Three Months Ended September 30, 2023 and 2022
(Unaudited, $ in Thousands)

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Restricted For Qualifying Victims	All Interestholders	Total	Restricted For Qualifying Victims	All Interestholders	Total

Net Assets in Liquidation as of beginning of period	$3,491	$3,282	$6,773	$3,485	$30,910	$34,395

Change in assets and liabilities (Note 8):
Restricted for Qualifying Victims -
Change in carrying value of assets and liabilities, net	20	-	20	(2)	-	(2)

All Interestholders:
Change in carrying value of assets and liabilities, net	-	32,541	32,541	-	885	885
Distributions (declared) reversed, net	-	40	40	-	2,638	2,638
Net change in assets and liabilities	-	32,581	32,581	-	3,523	3,523

Net Assets in Liquidation as of end of period	$3,511	$35,863	$39,374	$3,483	$34,433	$37,916

See accompanying notes to unaudited consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2023 and 2022 (Unaudited)

1)	Formation and Description of Business

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

As further discussed in Note 9, the Trust has two classes of liquidation trust interests, Class A Liquidation Trust Interests (“Class A Interests”) and Class B Liquidation Trust Interests (“Class B Interests”). The holders of Class A Interests and Class B Interests are collectively referred to as “All Interestholders.”

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

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2023 and 2022 (Unaudited)
The Company is required to file a motion with the Bankruptcy Court to extend the termination date of the Trust beyond February 15, 2024. The motion is required to be filed within six months before February 15, 2024. The Company expects that the motion will be filed as required and that the Bankruptcy Court will grant the motion as the extension is needed to pursue additional Trust actions that are expected to yield additional proceeds to the Trust and for one of the Wind-Down Subsidiaries to address the construction defect claim.

Description of Business

The Company is required to liquidate its assets and distribute available cash to the Trust beneficiaries. The liquidation activities are carried out by the Trust, the Wind-Down Entity and the Wind-Down Subsidiaries. As of September 30, 2023, the Company presently estimates that the liquidation activities will be completed by March 31, 2026.

The Trust is prosecuting various Causes of Action acquired by the Trust pursuant to the Plan and is resolving claims asserted against the Debtors. As of September 30, 2023, the Company is the plaintiff in several pending lawsuits. During the three months ended September 30, 2023 and 2022, the Company recorded settlement recoveries of approximately $34,390,000 and $190,000, respectively, from the settlement of Causes of Action (see Note 12 for additional information). The Company also recorded liabilities of 5% of the settlement recoveries as amounts payable to the Liquidation Trustee. The Company has accrued an estimate of the amount of legal costs to be incurred to pursue this litigation, excluding contingent fees. As more fully discussed in Note 2, the Company’s consolidated financial statements do not include any estimate of future net recoveries from litigation and settlement, since the Company cannot reasonably estimate them.

The Wind-Down Entities’ operations are almost complete. As of September 30, 2023, the Wind-Down Subsidiaries owned one performing secured loan and one parcel of real property (see Note 3 for additional information).

As more fully discussed in Note 2, the Company uses the Liquidation Basis of Accounting. The Trust currently operates as one reportable segment. Net assets in liquidation represent the remaining estimated aggregate value available to Trust beneficiaries upon liquidation, with no discount for the timing of proceeds (undiscounted). Net liquidation proceeds, other recoveries and actual liquidation costs may differ materially from the estimated amounts due to the uncertainty in the timing of completing the liquidation activities.

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

2)	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the consolidated financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. These consolidated financial statements have been presented in accordance with Accounting Standards Codification (“ASC”) Subtopic 205-30, “Liquidation Basis of Accounting,” as amended by Accounting Standards Update (“ASU”) No. 2013-07, “Presentation of Financial Statements (Topic 205), Liquidation Basis of Accounting.” The June 30, 2023 consolidated statement of net assets in liquidation included herein was derived from the audited consolidated financial statements but does not include all disclosures or notes required by U.S. GAAP for complete financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2023 and 2022 (Unaudited)
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

Liquidation Basis of Accounting

Under the liquidation basis of accounting, all assets are recorded at their estimated net realizable value or liquidation value, which represents the estimated amount of net cash that will be received upon the disposition of the assets (on an undiscounted basis). The measurement of real estate assets held for sale is based on current contracts (if any), if contingencies have been removed, estimates and other indications of sales value, net of estimated selling costs. To determine the value of real estate assets held for sale, the Company considered the three traditional approaches to value (cost, income and sales comparison) commonly used by the real estate appraisal community. The applicability and relevancy of each valuation approach as applied may differ by asset. In most cases, the sales comparison approach was accorded the greatest weight. This approach compares a property to other properties with similar characteristics that have recently been sold. To validate management’s estimate, the Company also considered opinions from qualified real estate professionals and local real estate brokers and, in some cases, obtained third party appraisals. The estimated selling costs for the remaining real estate parcel are 5.0% of the property sales price, including sales commissions, transfer taxes and other costs. The performing loan is recorded at the amount of the contractual interest payments and principal repayment of the loan.

Liabilities, including estimated costs associated with implementing and completing the Plan, are measured in accordance with U.S. GAAP that otherwise applies to those liabilities. The Company has recorded estimated development costs such as costs to be incurred to prepare the assets for sale, estimated reserves for contingent liabilities including potential construction defect claims, estimated holding costs to be incurred until the projected sale date and the estimated general and administrative costs to be incurred until the completion of the liquidation of the Company. When estimating development costs, the Company considered third party construction contracts and estimates of costs to complete based on construction status, progress and projected completion timing. Estimated development costs also include the costs of design and furnishings necessary to prepare and stage the homes for marketing as well as an accrual for potential construction defect claims. Holding cost estimates consider property taxes, insurance, utilities, maintenance and other costs to be incurred until the sale of the property is closed. Projected general and administrative cost estimates take into account operating costs through the completion of the liquidation of the Company, currently estimated to be March 31, 2026 and an accrual for the administration of construction defect claims.

These estimated amounts are presented in the accompanying consolidated statements of net assets in liquidation. All changes in the estimated liquidation value of the Company’s real estate held for sale, or other assets and liabilities are reflected as a change to the Company’s net assets in liquidation.

The Company does not record any amount from the future settlement of unresolved Causes of Action in the accompanying consolidated financial statements until an agreement is executed, final court approval is received (if required), and collectability is reasonably assured. The amount recovered may be material to the Company’s net assets in liquidation.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2023 and 2022 (Unaudited)
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

Other Assets

The Company recognizes recoveries from the settlement of unresolved Causes of Action when an agreement is executed, final court approval is received (if required), and collectability is reasonably assured. An allowance for uncollectible settlement installment receivables is recorded when there is doubt about the collectability of the receivable. The Company records escrow receivables at the amount that is expected to be received when the escrow receivable is released. The Forfeited Assets (Note 7) received from the United States Department of Justice (the “DOJ”), other than cash, have been recorded at their estimated net realizable value. The Company accrues expected interest earnings when it can reasonably estimate the amount to be received.

In addition, the Company recognizes other amounts to be received based on contractual terms or when the amounts to be received are certain.

Accrued Liquidation Costs

The Company accrues estimated liquidation costs to the extent they are reasonably determinable. These costs consist of (a) estimated development costs of the single-family homes, including construction and other project related costs, architectural and engineering, project management, city fees, bond payments (net of refunds), furnishings, marketing, estimated reserves for contingent liabilities including potential construction defect claims and other costs; (b) estimated holding costs, including property taxes, insurance, maintenance, utilities and other holding costs; and (c) estimated general and administrative costs including payroll, legal and other professional fees, trustee and board fees, rent and other office related expenses, and other general and administrative costs to operate the Company and the administration of construction defect claims.

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
For the Three Months Ended September 30, 2023 and 2022 (Unaudited)
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

Net Assets in Liquidation - Restricted for Qualifying Victims

The Company separately presents the portion of net assets in liquidation that are restricted for Qualifying Victims (see Note 7) from the net assets in liquidation that are available to All Interestholders.

3)	Real Estate Assets Held for Sale

The Company’s real estate assets held for sale as of September 30, 2023, with comparative information as of June 30, 2023, are as follows ($ in thousands) (unaudited):

	September 30, 2023				June 30, 2023

	Number of Assets	Gross Value	Closing and Other Costs	Net Value	Number of Assets	Gross Value	Closing and Other Costs	Net Value

Real estate assets:
Secured loan	1	$289	$-	$289	1	$295	$-	$295
Other property	1	500	(25)	475	1	500	(25)	475
Total	2	$789	$(25)	$764	2	$795	$(25)	$770

As of September 30, 2023, the performing loan is secured by a property located in the state of Ohio and the parcel of real property is located in the state of Hawaii. A transaction for the sale of the property located in Hawaii is currently pending.

4)	Restricted Cash

The Company’s restricted cash as of September 30, 2023, with comparative information as of June 30, 2023, is as follows ($ in thousands) (unaudited):

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2023 and 2022 (Unaudited)
	September 30, 2023	June 30, 2023

Forfeited Assets (Note 7)	$3,272	$3,190
Distributions restricted by the Company related to unresolved claims, distributions for recently allowed claims, uncashed distribution checks, distributions withheld due to pending avoidance actions and distributions that the Trust is waiting for further beneficiary information	1,252	1,283
Total restricted cash	$4,524	$4,473

5)	Other Assets

The Company’s other assets as of September 30, 2023, with comparative information as of June 30, 2023, are as follows ($ in thousands) (unaudited):

	September 30, 2023	June 30, 2023

Settlement receivables, net (a)	$17,215	$254
Accrued interest (b)	1,724	1,574
Forfeited Assets (Note 7) (b)	369	435
Escrow receivable (c)	150	150
Other	248	232
Total other assets	$19,706	$2,645

(a)	The allowance for uncollectible settlement receivables was approximately $63,000 as of September 30, 2023 and June 30, 2023.

(b)
The Company accrues interest in the amount that it estimates that it will earn on its cash on deposit during the period from October 1, 2023 through March 31, 2026 and during the period from July 1, 2023 through March 31, 2026, respectively. Of the accrued interest at September 30, 2023, approximately $34,000 relates to interest on the proceeds of Forfeited Assets to be distributed to Qualifying Victims and the remainder of approximately $1,724,000 relates to interest on cash on deposit for the benefit of All Interestholders. Of the accrued interest at June 30, 2023, approximately $62,000 relates to interest on the proceeds of Forfeited Assets to be distributed to Qualifying Victims and the remainder of approximately $1,574,000 relates to interest on cash on deposit for the benefit of All Interestholders.

(c)
Escrow receivable as of September 30, 2023 and June 30, 2023 relates to one single-family home that was sold during the year ended June 30, 2023. The amount is to be released upon completion of punch list items. The escrow receivable amount may be used to pay for the cost of completing punch list items.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2023 and 2022 (Unaudited)
6)	Accrued Liquidation Costs

The following is a summary of the items included in accrued liquidation costs as of September 30, 2023, with comparative information as of June 30, 2023 ($ in thousands) (unaudited):

	September 30, 2023	June 30, 2023
Development and holding costs:
Construction warranty	$4,551	$4,553
Construction costs	242	261
Indirect costs	20	20
Bond refunds	(181)	(87)
Maintenance, utilities and other	2	10
Total development and holding costs	4,634	4,757

General and administrative costs:
Legal and other professional fees	11,781	13,308
Directors and officers insurance	3,442	3,442
Payroll and payroll-related	2,497	2,757
Board fees and expenses	677	742
State, local and other taxes	132	133
Other	311	360
Total general and administrative costs	18,840	20,742

Total accrued liquidation costs	$23,474	$25,499

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

In March 2021, the Trust received certain Forfeited Assets from the DOJ, including cash, wine, jewelry, handbags, clothing, shoes, art, gold and other assets. The Company recorded the total estimated net realizable value of the Forfeited Assets of approximately $3,459,000. During the three months ended September 30, 2023, the Company sold the handbags and some of the jewelry and art. During the three months ended September 30, 2022, the Company sold the automobile, and some of the handbags, jewelry, clothing and shoes. The Forfeited Assets included in the Company’s September 30, 2023 and June 30, 2023 consolidated financial statements are as follows ($ in thousands) (unaudited):

	September 30, 2023	June 30, 2023

Restricted cash (Note 4)	$3,272	$3,190
Other assets (Note 5)	369	435
Accounts payable and accrued liabilities	(6)	(6)
Accrued liquidation costs - primarily legal and professional fees	(124)	(128)
Net assets in liquidation - restricted for Qualifying Victims	$3,511	$3,491

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
For the Three Months Ended September 30, 2023 and 2022 (Unaudited)
8)	Net Change in Assets and Liabilities

Restricted for Qualifying Victims:

The following provides details of the change in the carrying value of assets and liabilities, net during the three months ended September 30, 2023 ($ in thousands) (unaudited):

	Cash	Remeasure-
	Activities	ment	Total

Real estate assets held for sale, net	$-	$-	$-
Cash and cash equivalents	-	-	-
Restricted cash	82	-	82
Other assets	(74)	8	(66)
Total assets	$8	$8	$16

Accounts payable and accrued liabilities	$-	$-	$-
Accrued liquidation costs	(4)	-	(4)
Total liabilities	$(4)	$-	$(4)

Change in carrying value of assets and liabilities, net	$12	$8	$20

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

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2023 and 2022 (Unaudited)
All Interestholders

The following provides details of the change in the carrying value of assets and liabilities, net during the three months ended September 30, 2023 ($ in thousands) (unaudited):

	Cash	Remeasure-
	Activities	ment	Total

Real estate assets held for sale, net	$(6)	$-	$(6)
Cash and cash equivalents	14,663	-	14,663
Restricted cash	9	-	9
Other assets	(392)	17,519	17,127
Total assets	$14,274	$17,519	$31,793

Accounts payable and accrued liabilities	$(1,212)	$2,485	$1,273
Accrued liquidation costs	(1,942)	(79)	(2,021)
Total liabilities	$(3,154)	$2,406	$(748)

Change in carrying value of assets and liabilities, net	$17,428	$15,113	$32,541

The following provides details of the distributions (declared) reversed, net during the three months ended September 30, 2023 ($ in thousands) (unaudited):

Distributions declared	$-
Distributions reversed	40
Distributions (declared) reversed, net	$40

Distributions payable decreased by approximately $40,000 during the three months ended September 30, 2023.

The following provides details of the change in the carrying value of assets and liabilities, net during the three months ended September 30, 2022 ($ in thousands) (unaudited):

	Cash	Remeasure-
	Activities	ment	Total

Real estate assets held for sale, net	$(12)	$-	$(12)
Cash and cash equivalents	(2,540)	-	(2,540)
Restricted cash	2	-	2
Other assets	(3,332)	(110)	(3,442)
Total assets	$(5,882)	$(110)	$(5,992)

Accounts payable and accrued liabilities	$(25)	$9	$(16)
Accrued liquidation costs	(6,480)	(381)	(6,861)
Total liabilities	$(6,505)	$(372)	$(6,877)

Change in carrying value of assets and liabilities, net	$623	$262	$885

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2023 and 2022 (Unaudited)
The following provides details of the distributions (declared) reversed, net during the three months ended September 30, 2022 ($ in thousands) (unaudited):

Distributions declared	$(12)
Distributions reversed	2,650
Distributions (declared) reversed, net	$2,638

Distributions payable decreased by approximately $67,541,000 during the three months ended September 30, 2022.

9)	Beneficial Interests

The following table summarizes the Liquidation Trust Interests (rounded) for the three months ended September 30, 2023 and 2022 (unaudited):

	For the Three Months Ended September 30,
	2023		2022
Liquidation Trust Interests	Class A	Class B	Class A	Class B

Outstanding at beginning of period	11,515,800	675,617	11,513,535	675,617
Allowed claims	-	-	1,348	-
5% enhancement for certain allowed claims	-	-	67	-
Settlement of claims by cancelling Liquidation Trust Interests	(1,222)	-	(760)	-
Outstanding at end of period	11,514,578	675,617	11,514,190	675,617

Of the 11,514,578 Class A Interests outstanding at September 30, 2023, 11,435,288 are held by Qualifying Victims (see Note 7).

At the Plan Effective Date, certain claims were disputed. As those disputed claims are resolved, additional Class A Interests and (if applicable) Class B Interests are issued on account of allowed claims or Class A Interests and (if applicable) Class B Interests are cancelled. No Class A Interests or Class B Interests are issued on account of disallowed claims.

The following table summarizes the unresolved claims against the Debtors as they relate to Liquidation Trust Interests (rounded) for the three months ended September 30, 2023 and 2022 (unaudited):

	For the Three Months Ended September 30,
	2023		2022
Liquidation Trust Interests	Class A	Class B	Class A	Class B

Reserved for unresolved claims at beginning of period	13,875	333	90,793	333
Allowed claims	-	-	(1,348)	-
5% enhancement for certain allowed claims	-	-	-	-
Disallowed claims	-	-	(75,570)	-
Reserved for unresolved claims at end of period	13,875	333	13,875	333

Of the 13,875 Class A Interests relating to unresolved claims at September 30, 2023, 1,880 were for Qualifying Victims (see Note 7).

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2023 and 2022 (Unaudited)
10)	Distributions

The Plan provides for a distribution waterfall that specifies the priority and manner of distribution of available cash to all Interestholders, excluding distributions of the net sales proceeds from Forfeited Assets (see Note 7). Distributions are to be made (a) to the Class A Interests until they have received distributions of $75.00 per Class A Interest; thereafter (b) to the Class B Interests until they have received distributions of $75.00 per Class B Interest; thereafter (c) to each Liquidation Trust Interest (whether a Class A Interest or Class B Interest) until the aggregate of all distributions made pursuant to this clause equals an amount equivalent to interest, at a per annum fixed rate of 10%, compounded annually, accrued on the aggregate principal amount of all Net Note Claims, Allowed General Unsecured Claims and Net Unit Claims, all as defined in the Plan, treating each distribution pursuant to (a) and (b) above as reductions of such principal amount; and thereafter (d) to the holders of Allowed Subordinated Claims, as defined in the Plan, until such claims are paid in full, including interest, at a per annum fixed rate of 10% or such higher rate as may be agreed to, as provided for in the Plan, compounded annually, accrued on the principal amount of each Allowed Subordinated Claim, as defined.

On August 3, 2023, at the recommendation of the Liquidation Trustee, the Trust suspended the making of additional distributions pending the results of the Company’s investigation of a construction defect claim against one of the Wind-Down Subsidiaries by the buyer of one of the subsidiary’s single-family homes. There were no distributions declared or paid during the three months ended September 30, 2023.

The following distribution was paid during the three months ended September 30, 2022 relating to the tenth distribution ($ in millions, except for $ per Class A Interest):

				Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Date Declared		$ per Class A Interest	Total Declared	Paid	Deposits Into Restricted Cash Account	Total Declared	Paid	Deposits Into Restricted Cash Account

Tenth	6/15/2022	(a)	$5.63	$-	$-	$-	$-	$64.18	$0.83

(a)  The distribution was declared on June 15, 2022 and was paid on July 15, 2022. The deposit into the restricted cash account with respect to the tenth distribution was made on July 26, 2022.

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

During the three months ended September 30, 2022, as (a) claims were resolved, (b) claims were recently allowed, (c) addresses for holders of uncashed distribution checks were obtained, (d) pending avoidance actions were resolved and (e) further beneficiary information was received, distributions of approximately $651,000 were paid to holders of Class A Interests from the restricted cash account and distributions payable were reduced by the same amount. No distributions were paid during the three months ended September 30, 2023.

During the three months ended September 30, 2023 and 2022, as a result of claims being disallowed or Class A Interests being cancelled, approximately $40,000 and $2,650,000, respectively, were released from the restricted cash account and distributions payable were reduced by the same amount.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2023 and 2022 (Unaudited)
As a result of distribution checks that had not been cashed within 180 days of their issuance, Interestholders were deemed to have forfeited their rights to reserved and future Class A Interest distributions. During the three months ended September 30, 2023 and 2022, some Interestholders that had previously been deemed to have forfeited their rights to receive Class A Interest distributions had responded and therefore approximately $0 and $12,000, respectively, was added to the restricted cash account and distributions payable were increased by the same amount.

11)	Related Party Transactions

Terry Goebel, a member of the Trust Supervisory Board, is president and a principal owner of G3 Group LA (G3), a construction firm specializing in the development of high-end luxury residences. G3 is owned by Terry Goebel and his son Kelly Goebel. During the year ended June 30, 2023, the Company completed its contract with G3 for the development of one single-family home in Los Angeles, California. As of September 30, 2023 and June 30, 2023 there were no remaining amounts payable under this contract. During the three months ended September 30, 2023 and 2022, no payments were paid by the Company to G3 related to this contract.

The Liquidation Trustee of the Trust is entitled to receive 5% of the total gross amount recovered by the Trust from the pursuit of the Causes of Action. During the three months ended September 30, 2023 and 2022, approximately $2,478,000 and $8,000, respectively, were accrued as amounts due to the Liquidation Trustee. As of September 30, 2023 and June 30, 2023, approximately $1,298,000 and $32,000, respectively, were payable to the Liquidation Trustee. These amounts are included in accounts payable and accrued liabilities in the accompanying consolidated statements of net assets in liquidation. During the three months ended September 30, 2023 and 2022, approximately $1,212,000 and $0, respectively, were paid to the Liquidation Trustee.

In November 2019, the Trust entered into an arrangement with Akerman LLP, a law firm based in Miami, Florida, of which the Liquidation Trustee is a partner, for the provision, at the option of the Trust on an as-needed basis, of e-discovery and related litigation support services in connection with the Trust’s prosecution of the Causes of Action. Under the arrangement, the Trust is charged for the services at scheduled rates per task which, depending on specific task, include flat rates, rates based on volume of data processed, rates based on the number of data users, the hourly rates of Akerman LLP personnel, or other rates. During the three months ended September 30, 2023 and 2022, approximately $106,000 and $115,000, respectively, were paid related to these services and there are no outstanding payables as of September 30, 2023 and June 30, 2023.

The executive officers of the Wind-Down Entity were entitled to a bonus based on the Wind-Down Entity achieving certain specified cumulative amounts of distributions to the Trust. During the three months ended September 30, 2023 and 2022, $0 and $2,173,000, respectively, were paid related to bonuses. Effective January 1, 2023, there were no remaining bonus arrangements for the executive officers.  Accordingly, no amounts are accrued as of September 30, 2023 and June 30, 2023.

12)	Causes of Action

One of the Trust’s liquidation activities is to litigate and/or settle Causes of Action. The main areas of litigation have involved actions against Comerica Bank, law firms and individual attorneys and avoidance actions. The Company recognizes recoveries from settlements when an agreement is executed, final court approval is received (if required), and collectability is reasonably assured.

In December 2021, the Trust received court approval of its agreement to settle its litigation against Comerica Bank. The Trust has also pursued litigation against nine law firms and 10 individual attorneys. The cases against six law firms and seven individual attorneys have been settled or dismissed. At September 30, 2023, litigation against the other three law firms and three individual attorneys are in various stages. See Note 14 regarding the settlement of litigation with one of the law firms subsequent to September 30, 2023.

The Trust has also filed numerous avoidance actions, most of which have been resolved, resulting in recoveries by or judgments in favor of the Trust. As of September 30, 2023, 34 legal actions remain pending.  Additionally, since February 15, 2019 and as of September 30, 2023, the Trust has obtained default and stipulated judgments related to certain avoidance actions. It is unknown at this time how much, if any, will ultimately be collected on the judgments. Therefore, the Company has not recognized any recoveries from these judgments.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2023 and 2022 (Unaudited)
During the three months ended September 30, 2023 and 2022, the Company recorded approximately $34,390,000 and $190,000, respectively, from the settlement of Causes of Action. The Company also recorded liabilities of 5% of the settlements as amounts payable to the Liquidation Trustee and an allowance for uncollectible settlement installment receivables. See Note 5 for information about the settlement receivables, net as of September 30, 2023 and June 30, 2023.

13)	Commitments and Contingencies

The Company has a lease for its office space that expires on January 31, 2024. The amount of rent paid, including common area maintenance and parking charges, during the three months ended September 30, 2023 and 2022, was approximately $15,000 and $13,000, respectively. The monthly rent is approximately $4,000 per month.

The Wind-Down Entity has part-time employment agreements with its two executive officers through December 31, 2023. The agreements renew automatically until terminated, subject to the right of either party to terminate the agreement at any time and for any reason on thirty days’ advance written notice.

A construction defect claim was asserted against one of the Wind-Down Subsidiaries by the buyer of one of the subsidiary’s single-family homes during the year ended June 30, 2023. The subsidiary has tendered the claim to its insurance carrier. At this time, the amount of the liability exposure, if any, has not been determined and it is not known whether the subsidiary has any exposure in excess of its insurance coverage. The subsidiary is investigating the claim, including the extent and causes of the alleged damage and the identification of other potentially responsible persons.

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

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2023 and 2022 (Unaudited)
Beneficial Interests

The following table summarizes the Liquidation Trust Interests (rounded) for the period from October 1, 2023 through November 9, 2023:

Liquidation Trust Interests	Class A	Class B

Outstanding at October 1, 2023	11,514,578	675,617
Allowed claims	84	-
Settlement of claims by cancelling
Liquidation Trust Interests	-	-
Outstanding at November 9, 2023	11,514,662	675,617

Of the 11,514,662 Class A Interests outstanding at November 9, 2023, 11,435,288 are held by Qualifying Victims (see Note 7).

The following table summarizes the unresolved claims against the Debtors as they relate to Liquidation Trust Interests (rounded) for the period from October 1, 2023 through November 9, 2023:

Liquidation Trust Interests	Class A	Class B

Outstanding at October 1, 2023	13,875	333
Allowed claims	(84)	-
Disallowed claims	-	-
Outstanding at November 9, 2023	13,791	333

Of the 13,791 Class A Interests relating to unresolved claims at November 9, 2023, 1,880 were for Qualifying Victims (see Note 7).

Causes of Action

During the period from October 1, 2023 through November 9, 2023, the Trust recorded approximately $42,000 from the settlement of Causes of Action. The Company recorded approximately $2,000 as the amount due to the Liquidation Trustee on account of such settlements.

During the period from October 1, 2023 through November 9, 2023, the Company collected approximately $17,061,000 of settlement receivables.

During the period from October 1, 2023 through November 9, 2023, the Company paid approximately $1,275,000 to the Liquidation Trustee related to the settlement of Causes of Action.

On November 4, 2023, the Trust and law firm Rome McGuigan, P.C. agreed to settle the Trust’s pending litigation against that firm and related defendants for $5.0 million. The settlement will be subject to (i) a written agreement to be negotiated among the parties and (ii) the terms of that written agreement.

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

Forward-Looking Statements

Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements. Those statements include, without limitation, financial guidance,  projections and statements with respect to expectation of future financial condition, changes in net assets in liquidation, cash flows, plans, targets, goals, objectives, performance, and termination and dissolution of the Trust. Such forward-looking statements (other than historical facts) that address future plans, goals, expectations, activities, events or developments. The Trust has tried, where possible, to use words such as “anticipates”, “if”, “believes”, “estimates”, “plans”, “expects”, “intends”, “forecasts”, “initiative”, “objective”, “goal”, “projects”, “outlook”, “priorities”, “target”, “evaluate”, “pursue”, “seek”, “potential”, “continue”, “designed”, “impact”, “may”, “could”, “would”, “should”, “will” and similar expressions to identify forward-looking statements. Forward-looking statements are based on current expectations and are subject to substantial risks, uncertainties and other factors, many of which are beyond our control and not all of which can be predicted by the Trust. Such risks and uncertainties include the amount of funds needed for construction defect and other claims, the amount of general and administrative costs, the number and amount of successful Causes of Action and/or settlements and the ability to recover thereon, the amount of funding required to continue litigations, changes in tax and other governmental rules and regulations applicable to the Trust and its subsidiaries, and other risks identified and described in “Part I. Financial Information, Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K, or contained in any of the Trust’s subsequent filings with the SEC including “Part II. Other Information, Item 1A. Risk Factors” of this Form 10-Q. Accordingly, the Trust cannot guarantee that any forward-looking statements will be realized, as actual results may differ materially from those identified or implied in any forward-looking statement. These risks and uncertainties are beyond the ability of the Trust to control, and in many cases, the Trust cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

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

Overview

Pursuant to the Plan, the Trust was formed on February 15, 2019 to hold, either directly or indirectly through the Wind-Down Entity and the Wind-Down Subsidiaries, the assets and equity interests formerly owned by the Debtors. Each of the real properties formerly owned by the Debtors was transferred, on the effective date of the Plan, to one of the Wind-Down Subsidiaries. The purpose of the Wind-Down Group is to develop (as applicable), market, and sell those properties to generate cash. Assets formerly owned by the Debtors other than real estate assets and certain cash were transferred on the Plan Effective Date of the Trust. The purpose of the Trust is to receive remittances of cash from the Wind-Down Entity, to resolve disputed claims, to prosecute the Causes of Action, to pay allowed Administrative Claims and Priority Claims, as defined in the Plan, and, subject to the payment of Trust expenses and the retention of various reserves, to make distributions of cash to Interestholders in accordance with the Plan.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The Trust operates pursuant to the Plan and the Trust Agreement. The Trust was formed as a Delaware statutory trust and is administered by the Liquidation Trustee under the supervision of its Supervisory Board. The Wind-Down Entity, a wholly-owned subsidiary of the Trust, operates pursuant to the Plan and the Wind-Down Entity LLC Agreement, as amended. The Wind-Down Entity was formed as a Delaware limited liability company and is administered by its Board of Managers. The current sole member of the Board of Managers is also a member of the Supervisory Board of the Trust.

The Bankruptcy Court has retained certain jurisdictions regarding the Trust, the Liquidation Trustee, the Supervisory Board, the Wind-Down Entity, the Board of Managers, and assets of the Trust and the Wind-Down Entity, including the determination of all disputes arising out of or related to administration of the Trust and the Wind-Down Entity and its subsidiaries.

As of September 30, 2023, the number of Liquidation Trust Interests outstanding in each class is as follows:

Class of Interest

Class A Liquidation Trust Interests	11,514,578

Class B Liquidation Trust Interests	675,617

For each of the classes of Liquidation Trust Interests, the number of Liquidation Trust Interests outstanding will increase to the extent that the disputed claims become allowed claims. In addition, the number of Liquidation Trust Interests outstanding will decrease to the extent that disputed claims are settled by cancelling previously issued Liquidation Trust Interests.

Since the Plan Effective Date through September 30, 2023, the Wind-Down Subsidiaries have disposed of approximately 148 properties for aggregate net sales proceeds of approximately $576.00 million. As of September 30, 2023, the Company owned two real estate assets with a net carrying value of approximately $0.76 million. Given the significantly smaller inventory of remaining real estate assets when compared to the inventory as of the Plan Effective Date, the amount of net proceeds from the sale of real estate assets in the future will be negligible as compared to the amount realized from the Plan Effective Date through September 30, 2023. The Company currently expects to complete its liquidation activities during the fiscal year ending June 30, 2026.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Discussion of the Company’s Operations

Three months ended September 30, 2023

The following is a summary of the Consolidated Statement of Changes in Net Assets in Liquidation for the three months ended September 30, 2023 ($ in thousands):

	Restricted for	All
	Qualifying Victims	Interestholders	Total

Net assets in liquidation as of beginning of period	$3,491	$3,282	$6,773

Change in assets and liabilities:
Restricted for Qualifying Victims -
change in carrying value of assets and liabilities, net	20	-	20

All Interestholders-
Change in carrying value of assets and liabilities, net	-	32,541	32,541
Distributions (declared) reversed, net	-	40	40
Net change in assets and liabilities	-	32,581	32,581

Net assets in liquidation, as of end of period	$3,511	$35,863	$39,374

Net assets in liquidation – Restricted for Qualifying Victims increased by approximately $0.02 million during the three months ended September 30, 2023.

Net assets in liquidation – All Interestholders increased by approximately $32.58 million during the three-month period ended September 30, 2023. This increase was due to an increase in the net carrying value of assets and liabilities of approximately $32.54 million and distributions reversed of approximately $0.04 million for Class A Interests being cancelled.

The components of the changes in the carrying value of assets and liabilities, net are as follows ($ in thousands):

	Restricted for	All
	Qualifying Victims	Interestholders	Total

Settlement recoveries, net (1)	$-	$31,948	$31,948
Remeasurement of assets and liabilities, net (2)	8	581	589
Sales proceeds in excess of carrying value	12	-	12
Other (3)	-	12	12

Change in carrying value of assets and liabilities, net	$20	$32,541	$32,541

(1)	Net of 5% payable to the Liquidation Trustee of approximately $2,478,000.
(2)	Includes interest of approximately $8,000 and $491,000 for Reserved for Qualifying Victims and for All Interestholders, respectively.
(3)	The components of Other are as follows ($ in thousands):

Insurance refund	$9
Miscellaneous	3
Total	$12

During the three months ended September 30, 2023, the Company:

•	Reversed distributions of approximately $0.04 million from Class A Interests being cancelled.

•	Received net proceeds from the sale of Forfeited Assets of approximately $0.05 million.

•	Recorded approximately $31.95 million from the settlement of Causes of Action, net of 5% payable to the Liquidation Trustee.

•	Paid construction costs of approximately $0.04 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•	Paid holding costs of approximately $0.07 million.

•
Paid general and administrative costs of approximately $3.11 million, including approximately $0.07 million of board member fees and expenses, approximately $0.36 million of payroll and other general and administrative costs, approximately $1.48 million of professional fees and approximately $1.21 million paid to the Liquidation Trustee.

For the three months ended September 30, 2022

The following is a summary of the Consolidated Statement of Changes in Net Assets in Liquidation for the three months ended September 30, 2022 ($ in thousands):

	Restricted for	All
	Qualifying Victims	Interestholders	Total

Net assets in liquidation as of beginning of period	$3,485	$30,910	$34,395

Change in assets and liabilities:
Restricted for Qualifying Victims -
change in carrying value of assets and liabilities, net	(2)	-	(2)

All Interestholders-
Change in carrying value of assets and liabilities, net	-	885	885
Distributions (declared) reversed, net	-	2,638	2,638
Net change in assets and liabilities	-	3,523	3,523

Net assets in liquidation, as of end of period	$3,483	$34,433	$37,916

Net assets in liquidation – Restricted for Qualifying Victims decreased by approximately $0.002 million during the three months ended September 30, 2022.

Net assets in liquidation – All Interestholders increased approximately $3.52 million during the three months ended September 30, 2022. This increase was due to changes in the net carrying value of assets and liabilities of approximately $0.88 million and distributions reversed of approximately $2.64 million for disallowed claims and cancelled interests.

The components of the change in the carrying value of assets and liabilities, net are as follows ($ in thousands):

	Restricted for	All
	Qualifying Victims	Interestholders	Total

Remeasurement of ssets and liabilities, net	$(2)	$288	$286
Settlement recoveries (1)	-	154	154
Other (2)	-	443	443

Change in carrying value of assets and liabilities, net	$(2)	$885	$883

(1)	Net of 5% payable to the Liquidation Trustee of approximately $8 and an allowance for uncollectible settlement installment receivables of approximately $28.
(2)	The components of Other are as follows ($ in thousands):

Sale of furniture, net	$406
Cash interest earned	44
Miscellaneous	(7)
Total	$443

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

During the three months ended September 30, 2022, the Company:

•
Reversed distributions of approximately $2.65 primarily from claims being disallowed or Class A Interests being cancelled.  Distributions that had been previously reversed were recorded of approximately $0.01 million for Interestholders that were previously deemed to have forfeited their rights to receive Class A Interest distributions but had subsequently responded.

•	Received net proceeds from the sale of Forfeited Assets of approximately $0.58 million.

•	Completed construction of two single-family homes (10733 Stradella and 1520 Carla Ridge).

•	Recorded approximately $0.18 million for the settlement of Causes of Action, net of 5% payable to the Liquidation Trustee.

•	Paid construction costs of approximately $1.28 million relating to single-family homes under development.

•	Paid holding costs of approximately $0.27 million.

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

Capital Resources

In addition to consolidated cash and cash equivalents as of September 30, 2023 of approximately $44.93 million (of which approximately $4.52 million is restricted), the capital resources available to the Company are as follows:

•
Sales of Real Estate:  As of September 30, 2023, the Company owned a total of two real estate assets (including a promissory note that it plans to hold to maturity) with an estimated net carrying value of approximately $0.76 million. Based on the remaining assets of the Company, future net proceeds will be negligible as compared to the proceeds the Company has realized in prior periods. A transaction for the sale of the property located in Hawaii is currently pending.

1 The Trust is required to distribute the net sale proceeds from liquidating the Forfeited Assets to the Qualifying Victims. Qualifying Victims are the former holders of Class 3 and Class 5 Claims and their permitted assigns. Former holders of Class 4 Claims are not Qualifying Victims. Because of the requirement to distribute the net sale proceeds of the Forfeited Assets to the Qualifying Victims only, the Forfeited Assets as of September 30, 2023 are presented in the consolidated statement of net assets as restricted net assets in liquidation. As of September 30, 2023, 11,435,288 of the 11,514,578 Class A Interests were held by Qualifying Victims. Of the 13,875 Class A Interests relating to unresolved claims as of September 30, 2023, 1,880 were for Qualifying Victims.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•
Causes of Action Recoveries:  During the three months ended September 30, 2023, the Company recognized approximately $34.39 million from the settlement of Causes of Action. There can be no assurance that the amounts the Company recovers from settling Causes of Action in the future will be consistent with the amount recovered in prior periods.

•
Interest Earnings:  As of September 30, 2023, the Company accrued approximately $1.72 million of interest earnings through March 31, 2026.  Of this amount, the Company projects to receive approximately $0.95 million of interest earnings through June 30, 2024.

•
Forfeited Assets:  Forfeited Assets consist of cash and other assets (jewelry and art). During the three months ended September 30, 2023, the Trust sold some of its Forfeited Assets and received net proceeds of approximately $0.05 million. And as noted earlier, net sale proceeds from liquidating the Forfeited Assets are to be distributed only to Qualifying Victims.

 Uses of Liquidity

The primary uses of the Company’s liquidity are to pay distributions payable, and fund operating costs and costs related to construction defect claim(s) (if required). As of September 30, 2023, the Company’s total liabilities were approximately $26.03 million. The total liabilities recorded as of September 30, 2023 may not be indicative of the costs paid in future periods, which may vary materially from the current estimate.

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

As of November 9, 2023, the Liquidation Trustee has declared eleven (11) distributions to the Class A Interestholders. The distributions include a cash distribution on account of the then-allowed claims and a deposit is made into a restricted cash account for amounts that are or may become payable (a) in respect of Class A Interests that may be issued in the future upon the allowance of unresolved bankruptcy claims, (b) in respect of Class A Interests on account of recently allowed claims, (c) for holders of Class A Interests who failed to cash distribution checks mailed in respect of prior distributions, (d) for distributions that were withheld due to pending avoidance actions and (e) for holders of Class A Interests for which the Trust is waiting for further beneficiary information.

As claims are resolved, additional Class A Interests may be issued or cancelled (see the Company’s Annual Report on Form 10-K filed on September 28, 2023, “Part 1, Item 1. Business, D. Plan Provisions Regarding the Company, 2. Treatment under the Plan of holders of claims against and equity interests in the Debtors and 3. Assets and liabilities of the Company”). Therefore, the total amount of a distribution declared may change between the date declared and the date paid. The Liquidation Trustee will continue to assess the adequacy of funds held and may make additional cash distributions on account of Class A Interests but does not currently know the timing or amount of any such distribution(s).

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Sections 7.6 and 7.18 of the Plan provide that distributions that have not been cashed within 180 calendar days of their issuance shall be null and void and the holder of the associated Liquidation Trust Interests “shall be deemed to have forfeited its rights to any reserved and future Distributions under the Plan,” with such amounts to become “Available Cash” of the Trust for all purposes.  On February 1, 2022, the Trust sent letters to the holders of the Class A Interests who had failed to cash distribution checks in respect of prior distributions, which checks were issued more than 180 days prior to the date of the letter. The letter informed each recipient that, unless the Trust was contacted on or before February 28, 2022, such recipient’s reserved and future distributions would be deemed forfeited in accordance with the Plan.  The Trust provided this final notice simply as a one-time courtesy and reserves its rights to strictly enforce the Plan’s forfeiture provisions, and any other provision of the Plan, against any person (including any recipient of the final notice) at any time in the future, without further notice.

The following tables summarize the distributions declared, distributions paid and the activity in the restricted cash account for the periods from February 15, 2019 (inception) through September 30, 2023 and from February 15, 2019 (inception) through November 9, 2023:

			During the Period from February 15, 2019 (inception) through September 30, 2023 ($ in Millions)			During the Period from February 15, 2019 (inception) through November 9, 2023 ($ in Millions)
	Date Declared	$ per Class A Interest	Total Declared	Paid	Restricted Cash Account	Total Declared	Paid	Restricted Cash Account

Distributions Declared
First	3/15/2019	$3.75	$44.70	$42.32	$2.38	$44.70	$42.32	2.38
Second	1/2/2020	4.50	53.44	51.20	2.24	53.44	51.20	2.24
Third	3/31/2020	2.12	25.00	24.19	0.81	25.00	24.19	0.81
Fourth	7/13/2020	2.56	29.97	29.24	0.73	29.97	29.24	0.73
Fifth	10/19/2020	2.56	29.96	29.21	0.75	29.96	29.21	0.75
Sixth	1/7/2021	4.28	50.01	48.67	1.34	50.01	48.67	1.34
Seventh (a)	5/13/2021	2.58	30.04	29.35	0.69	30.04	29.35	0.69
Eighth	10/8/2021	3.44	40.02	39.14	0.88	40.02	39.14	0.88
Ninth	2/4/2022	3.44	39.98	39.15	0.83	39.98	39.15	0.83
Tenth	6/15/2022	5.63	65.02	64.19	0.83	65.02	64.19	0.83
Eleventh	5/10/2023	2.18	25.02	24.90	0.12	25.02	24.90	0.12
Subtotal		$37.04	$433.16	$421.56	$11.60	$433.16	$421.56	$11.60

Distributions Returned / (Reversed)
Disallowed/cancelled (b)					(6.31)			(6.31)
Returned (c)					0.74			0.74
Forfeited (d)					(1.13)			(1.13)
Subtotal					(6.70)			(6.70)

Distributions Paid from Reserve Account (e)					(3.66)			(3.66)

Distributions Payable, Net				as of 9/30/2023:	$1.24		as of 11/9/2023:	$1.24

(a)	The seventh distribution included the cash the Trust received from Fair Funds.
(b)	As a result of claims being disallowed or Class A Interests cancelled.
(c)	Distribution checks returned or not cashed.
(d)	Distributions forfeited as Interestholders did not cash checks that were over 180 days old.
(e)	Paid as claims are allowed or resolved.

Since its inception, the Wind-Down Entity has made substantial progress toward completion of its liquidation activities and has liquidated all but two real estate assets with a net carrying value of approximately $0.76 million. Holders of Liquidation Trust Interests are advised that future distributions from the Trust, if any, will be limited and will be materially reliant on future recoveries from litigation, net of accrued liquidation costs, including amounts for potential construction defect claims, which are uncertain and the amount and timing of which, if any, are difficult to determine.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Contractual Obligations

The Company has an office lease that expires on January 31, 2024. The Company expects that it will continue to lease office space until the liquidation process is completed. The Wind-Down Entity has part-time employment agreements with its two executive officers through December 31, 2023. The agreements are renewed automatically until terminated, subject to the right of either party to terminate the agreement at any time and for any reason on thirty days’ advance written notice.

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

Liquidation Basis of Accounting

Under the Liquidation Basis of Accounting, all assets are recorded at their estimated net realizable value or liquidation value, which represents the estimated amount of net cash that may be received upon the disposition of the assets (on an undiscounted basis). Liabilities are measured in accordance with U.S. GAAP that otherwise applies to those liabilities. The Company has not recorded any amount from the future settlement of unresolved Causes of Action in the accompanying consolidated financial statements until an agreement is executed, final court approval is received (if required), and collectability is reasonably assured. The amounts recovered may be material to the Company’s net assets in liquidation.

Valuation of Real Estate

The measurement of real estate assets held for sale is based on current contracts (if any), if contingencies have been removed, estimates and other indications of sales value, net of estimated selling costs. To determine the value of real estate assets held for sale, the Company considered the three traditional approaches to value (cost, income and sales comparison) commonly used by the real estate appraisal community. The applicability and relevancy of each valuation approach as applied may differ by asset. In most cases, the sales comparison approach was accorded the greatest weight. This approach compares a property to other properties with similar characteristics that have recently been sold. To validate management’s estimate, the Company also considers opinions from qualified real estate professionals and local real estate brokers and, in some cases, has obtained third party appraisals.  The performing loan is recorded at the amount of the contractual interest payments and principal repayment of the loan.

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

Accrued Liquidation Costs

The estimated costs associated with implementing and completing the Company’s plan of liquidation are recorded as accrued liquidation costs. The Company has also recorded the estimated remaining development costs to be paid and an accrual for contingent liabilities, including potential construction defect claims as well as the estimated holding, maintenance and repair costs to be incurred and the estimated general and administrative costs to be incurred until the completion of the liquidation of the Company, and an accrual for the administration of construction defect claims.

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

Please see the applicable risks in Item 1A of our Annual Report on Form 10-K filed with the SEC on September 28, 2023.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, management and the Liquidation Trustee have evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, management and the Liquidation Trustee concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including the Liquidation Trustee, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended.

In connection with the preparation of our Form 10-Q, our management and the Liquidation Trustee assessed the effectiveness of our internal control over financial reporting as of September 30, 2023. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on its assessment, our management and the Liquidation Trustee believe that, as of September 30, 2023, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Goldberg v. Halloran & Sage LLP, et al., Case No. 19STCV42900 (Cal. Super. Ct., L.A. Cnty., filed Dec. 2, 2019), is an action by the Trust against nine law firms (Halloran & Sage LLP; Balcomb & Green, P.C.; Rome McGuigan, P.C.; Haight Brown & Bonesteel LLP; Bailey Cavalieri LLC; Sidley Austin LLP; Davis Graham & Stubbs LLP; Robinson & Cole LLP; and Finn Dixon & Herling LLP) and 10 individual attorneys (Richard Roberts, Lawrence R. Green, Jon H. Freis, Brian Courtney, Ted Handel, Thomas Geyer, Neal Sullivan, S. Lee Terry, Jr., Shant Chalian, and Reed Balmer) for conduct in connection with their representation of Robert Shapiro, the Debtors or their affiliates before the commencement of the Bankruptcy Cases, as well as against up to 100 “Doe” defendants. The conduct challenged in the complaint includes knowingly and/or negligently preparing loan documents and investment agreements with material misstatements and omissions, designing deceptive securities products, preparing incorrect legal opinion memoranda on which investors relied, and assisting in the creation of nominally third-party borrower entities that were in fact controlled by Robert Shapiro.

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
Item 1. Legal Proceedings (Continued)

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings (Continued)

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

•
While the appeals were pending, the Trust reached a settlement with Davis Graham & Stubbs LLP and Lee Terry on July 29, 2023 for $25.5 million, which amount resulted in proceeds paid to the Trust on October 2, 2023 of approximately $17.0 million, net of attorneys’ fees.  The settlement resolved all litigation between the Trust and Davis Graham & Stubbs LLP and Mr. Terry.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings (Continued)

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

•
On November 4, 2023, the Trust and law firm Rome McGuigan, P.C. agreed to settle the Trust’s pending litigation against that firm and related defendants for $5.0 million. The settlement will be subject to (i) a written agreement to be negotiated among the parties and (ii) the terms of that written agreement.

Goldberg v. Rome McGuigan, P.C., et al., Case No. 2:20-cv-09958-JFW-SK (C.D. Cal.). On October 28, 2020, the Trust filed a federal lawsuit against four defendants that prevailed on the motions to quash service of summons in the California state court action (Rome McGuigan, P.C.; Brian Courtney; Bailey Cavalieri LLC; and Thomas Geyer), as well as a fifth defendant (Ivan Acevedo), and certain “Doe” defendants.”  The complaint contains counts for (i) violations of section 10(b) of the Exchange Act and Rule 10b-5; (i) aiding and abetting fraud; (iii) aiding and abetting breach of fiduciary duty; (iv) negligent misrepresentation; (v) professional negligence; (vi) aiding and abetting conversion; (vii) actual fraudulent transfer; and (viii) constructive fraudulent transfer.  The conduct challenged in the complaint includes certain of the same conduct challenged in the California state court action, and a footnote in the complaint explains:  “Plaintiff filed an action in Los Angeles Superior Court against [four of these defendants] raising some of the claims asserted in this action.  Those defendants filed a motion to quash service, alleging that the court did not have personal jurisdiction.  The Court granted those motions, and Plaintiff appealed.  Plaintiff brings this action to preserve his rights and ensure that his claims against [the defendants] are adjudicated on the merits.  Should the state court appeal be successful, resulting in two cases being simultaneously litigated on the merits in two forums, [plaintiff] will consider dismissing this action and litigating the case in state court.”  On January 4, 2021, the four defendants from the California state court action filed motions to dismiss this federal lawsuit, and on March 4, 2021, the court entered an order granting those motions in part by dismissing the first count (arising under the federal securities laws), without ruling on the remaining counts (arising under state law) in light of potential personal jurisdiction issues.  On March 29, 2021, the same four defendants again moved to dismiss the remaining counts for lack of personal jurisdiction. On April 23, 2021, the federal court entered an order granting those motions but has not yet entered a final judgment. As noted above, in April 2023, the Trust reached a settlement with Bailey Cavalieri LLC and Thomas Geyer that resolved all litigation between them. Also as noted above, on November 4, 2023, the Trust and law firm Rome McGuigan, P.C. agreed to settle the Trust’s pending litigation against that firm and related defendants for $5.0 million. The settlement will be subject to (i) a written agreement to be negotiated among the parties and (ii) the terms of that written agreement.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings (Continued)

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

•
Fraudulent transfers (Kenneth Halbert).  The Trust has pursued fraudulent transfer claims against Kenneth Halbert to avoid and recover prepetition payments of principal and interest to Mr. Halbert. The Trust filed its initial complaint on December 1, 2019 and the operative first amended complaint on December 7, 2021. Fact discovery closed on April 24, 2023.  Thereafter, on June 27, 2023, the Trust agreed to settle its pending fraudulent transfer claims against Kenneth Halbert.  The terms of the settlement are contained in a settlement agreement between the Trust and Mr. Halbert.  Under the agreement, the Trust agreed to dismiss its claims against Mr. Halbert for the sum of $4 million, payable in cash to the Trust.  The Trust received the settlement payment on August 15, 2023 and dismissed the action against Mr. Halbert on August 22, 2023.

The Trust has filed over 400 legal actions of this nature, many of which have been resolved, resulting in recoveries by or judgments in favor of the Trust. As of November 9, 2023, 33 of these legal actions remain pending.

Since inception and as of November 9, 2023, the Trust has entered into settlements in approximately 237 legal actions and approximately 245 potential avoidance claims for which litigation was not filed, resulting in aggregate settlements of approximately $22.48 million of cash payments made or due to the Trust and approximately $11.28 million in reductions of claims against the Trust.

Additionally, as of November 9, 2023, the Trust has obtained judgments of approximately $169.07 million, including default judgments of approximately $152.89 million and stipulated judgments of approximately $16.18 million. It is unknown at this time how much, if any, will ultimately be collected on these judgments, as stipulated and default judgments are commonly obtained where the defendant has insufficient assets, if any, to satisfy a judgment.

Other legal proceedings.  In addition, other legal proceedings were prosecuted by the Trust and United States governmental authorities, which actions resulted in recoveries in favor of the Trust. Such actions include:

•
Actions regarding the Shapiro’s personal assets. On December 4, 2019, the Trust filed an action in the Bankruptcy Court, Adv. Pro. No. 10-51076 (BLS), Woodbridge Liquidation Trust v. Robert Shapiro, Jeri Shapiro, 3X a Charm, LLC, Carbondale Basalt Owners, LLC, Davana Sherman Oaks Owners, LLC, In Trend Staging, LLC, Midland Loop Enterprises, LLC, Schwartz Media Buying Company, LLC and Stover Real Estate Partners LLC. In this action, the Trust asserts claims under chapter 5 of the Bankruptcy Code and applicable state law for avoidance of preferential and fraudulent transfers together with claims for fraud, aiding and abetting fraud, the unlicensed sale of securities, breach of fiduciary duty and unjust enrichment. The Trust seeks to recover damages and assets held in the names of Robert Shapiro, Jeri Shapiro and their family members and entities owned or controlled by them, which assets the Trust contends are beneficially owned by the Debtors or for which the Debtors are entitled to recover based on the Shapiros’ defalcations, including over $20 million in avoidable transfers. On February 4, 2022, the Trust entered into a Settlement Agreement with Ms. Jeri Shapiro resolving the Trust’s adversary proceeding against Ms. Shapiro.  In connection with the Settlement Agreement, Ms. Shapiro responded to interrogatories from the Trust and submitted a declaration under penalty of perjury detailing her lack of assets.  Upon execution of the Settlement Agreement, Ms. Shapiro executed and delivered a Stipulated Judgment for approximately $20.6 million that will be held by the Trust in escrow for three years that can be entered without notice if the Trust learns Ms. Shapiro’s representations in her declaration were false or materially inaccurate.  Additionally, Ms. Shapiro authorized the Trust to expunge the filed claims of certain co-defendants for entities she was listed as an officer and turned over payments to the Trust that were received by certain co-defendants in the adversary proceeding.  A stipulation of dismissal (as to Ms. Shapiro only) was entered on April 1, 2022.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings (Continued)

•
Criminal proceeding and forfeiture.  In connection with the United States’ criminal case against Robert Shapiro (Case No. No. 19-20178-CR-ALTONAGA (S.D. Fla. 2019)), Shapiro agreed to the forfeiture of certain assets.  The Trust filed a petition in the Florida court to claim the Forfeited Assets as property of the Debtors’ estates, and therefore as property that had vested in the Trust pursuant to the Plan.  The Trust has entered into an agreement with the United States Department of Justice to resolve its claim.  The agreement was approved by the Bankruptcy Court on September 17, 2020 and was approved by the United States District Court on October 1, 2020.  Among other things, the agreement provides for the release of specified Forfeited Assets by the United States to the Trust, and for the Trust to liquidate those assets and distribute the net sale proceeds to Qualifying Victims, which include the vast majority of Trust beneficiaries—specifically, all former holders of Class 3 and 5 claims under the Plan and their permitted assigns—but do not include former holders of Class 4 claims under the Plan. The Trust has taken possession of the Forfeited Assets and has sold the wine, gold, clothing, handbags, shoes and an automobile.  A substantial majority of the jewelry and art have also been sold.

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

In accordance with the Plan, all Liquidation Trust Interests have been issued without registration under the Securities Act.  The Liquidation Trust Interests have been issued only to holders of allowed claims in Class 3, Class 4, and Class 5 under the Plan entirely in exchange for such claims.  See “Item 1.  Business - D. Plan Provisions Regarding the Company - 2. Treatment under the Plan of holders of claims against and equity interests in the Debtors” of our Annual Report on Form 10-K filed with the SEC on September 28, 2023.  During the period from February 15, 2019 (inception) through September 30, 2023, the Trust has issued an aggregate of 11,543,697 Class A Interests and an aggregate of 677,790 Class B Interests.  As of September 30, 2023, the Trust had 11,514,578 Class A Interests and 675,617 Class B Interests outstanding. All Liquidation Trust Interests were issued on the Plan Effective Date or from time to time thereafter as soon as practicable as and when claims in Class 3, Class 4 or Class 5 have become allowed.

During the three months ended September 30, 2023, the Trust did not issue any Liquidation Trust Interests.

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

3.3*	Amendment No. 3 to Liquidation Trust Agreement dated as of November 1, 2019.

3.4	Amendment No. 4 to Liquidation Trust Agreement dated as of February 5, 2020, incorporated herein by reference to the Current Report on Form 8-K filed by the Trust on February 6, 2020.

3.5	Amended and Restated Bylaws of Woodbridge Liquidation Trust effective August 21, 2019, incorporated herein by reference to the Registration Statement on Form 10 filed by the Trust on October 25, 2019.

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

 *Filed herewith

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

101
The following financial statements from the Woodbridge Liquidation Trust Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated statements of net assets in liquidation as of September 30, 2023 and June 30, 2023, (ii) consolidated statements of changes in net assets in liquidation for the three months ended September 30, 2023 and 2022, (iii) the notes to the consolidated financial statements. XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

 *Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Woodbridge Liquidation Trust

Date: November 9, 2023	By:	/s/ Michael I. Goldberg

Michael I. Goldberg,
Liquidation Trustee