Form 10-K/A
period 2023-06-30
Woodbridge Liquidation Trust
filed 2024-01-19
CIK 1785494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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

At December 31, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s shares of Class A Liquidation Trust Interests held by non-affiliates of the registrant was approximately $28.60 million based upon the average bid and ask price of $2.50. As of December 31, 2022, there were approximately 11.44 million shares of Class A Liquidation Trust Interests held by non-affiliates.

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

None

Auditor Name: Baker Tilly US, LLP        Auditor Location: Irvine, California        PCAOB ID: 23

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment”) to the Annual Report on Form 10-K of Woodbridge Liquidation Trust (the “Trust”) for the year ended June 30, 2023 as filed with the Securities and Exchange Commission on September 28, 2023 (the “Original 10-K”), is being filed for the sole purpose of amending and restating Exhibit 31.1 to the Original 10-K to conform to the exact language requirements set forth in Rule 13a-14(a) under the Securities Exchange Act of 1934.   This Amendment does not amend, update or change any other items or disclosure in the Original 10-K or reflect events that occurred after the date of the Original 10-K. Therefore, this Amendment should be read in conjunction with the Original 10-K.

Item 15.	Exhibits and Financial Statement Schedules

31.1	Certification of Liquidation Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Woodbridge Liquidation Trust

Date: January 19, 2024	By:	/s/ Michael I. Goldberg
Michael I. Goldberg,
Liquidation Trustee