Form 10-Q
period 2023-12-31
Woodbridge Liquidation Trust
filed 2024-02-12
CIK 1785494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _____
Commission File Number: 000-56115

Woodbridge Liquidation Trust
(Exact name of registrant as specified in its charter)

Delaware	36-7730868
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employment Identification No.)

201 N. Brand Blvd., Suite 200 Glendale, California	91203
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 765-1550

201 N. Brand Blvd., Suite M, Glendale, CA 91203
(Former address, if changed since last report)

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
Yes ☒  No ☐

Woodbridge Liquidation Trust
Form 10-Q
December 31, 2023

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

Woodbridge Liquidation Trust and Subsidiaries Consolidated Statements of Net Assets in Liquidation As of December 31, 2023 and June 30, 2023
($ In Thousands)

	12/31/2023 (Unaudited)	6/30/2023

Assets
Cash and cash equivalents	$56,024	$25,704
Restricted cash (Note 3)	4,194	4,473
Other assets (Note 4)	2,470	3,415

Total assets	$62,688	$33,592

Liabilities
Accounts payable and accrued liabilities	$34	$37
Distributions payable	894	1,283
Accrued liquidation costs (Note 5)	21,941	25,499

Total liabilities	$22,869	$26,819

Commitments and Contingencies (Note 12)

Net Assets in Liquidation
Restricted for Qualifying Victims (Note 6)	$3,541	$3,491
All Interestholders	36,278	3,282

Total net assets in liquidation	$39,819	$6,773

See accompanying notes to unaudited consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries Consolidated Statements of Changes in Net Assets in Liquidation For the Three Months Ended December 31, 2023 and 2022
(Unaudited, $ in Thousands)

	Three Months Ended December 31, 2023			Three Months Ended December 31, 2022
	Restricted For Qualifying Victims	All Interestholders	Total	Restricted For Qualifying Victims	All Interestholders	Total

Net Assets in Liquidation as of beginning of period	$3,511	$35,863	$39,374	$3,483	$34,433	$37,916

Change in assets and liabilities (Note 7):
Restricted for Qualifying Victims -
Change in carrying value of assets and liabilities, net	30	-	30	-	-	-

All Interestholders -
Change in carrying value of assets and liabilities, net	-	82	82	-	1,236	1,236
Distributions (declared) reversed, net	-	333	333	-	-	-
Net change in assets and liabilities	-	415	415	-	1,236	1,236

Net Assets in Liquidation as of end of period	$3,541	$36,278	$39,819	$3,483	$35,669	$39,152

See accompanying notes to unaudited consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries Consolidated Statements of Changes in Net Assets in Liquidation For the Six Months Ended December 31, 2023 and 2022
(Unaudited, $ in Thousands)

	Six Months Ended December 31, 2023			Six Months Ended December 31, 2022

	Restricted For Qualifying Victims	All Interestholders	Total	Restricted For Qualifying Victims	All Interestholders	Total

Net Assets in Liquidation as of beginning of period	$3,491	$3,282	$6,773	$3,485	$30,910	$34,395

Change in assets and liabilities (Note 7):
Restricted for Qualifying Victims -
Change in carrying value of assets and liabilities, net	50	-	50	(2)	-	(2)

All Interestholders -
Change in carrying value of assets and liabilities, net	-	32,623	32,623	-	2,121	2,121
Distributions (declared) reversed, net	-	373	373	-	2,638	2,638
Net change in assets and liabilities	-	32,996	32,996	-	4,759	4,759

Net Assets in Liquidation as of end of period	$3,541	$36,278	$39,819	$3,483	$35,669	$39,152

See accompanying notes to unaudited consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2023 and 2022 (Unaudited)

1)	Formation and Description of Business

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

As further discussed in Note 8, the Trust has two classes of liquidation trust interests, Class A Liquidation Trust Interests (“Class A Interests”) and Class B Liquidation Trust Interests (“Class B Interests”). The holders of Class A Interests and Class B Interests are collectively referred to as “All Interestholders.”

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

The Trust will be terminated upon the first to occur of (i) the making of all distributions required to be made and a determination by the Liquidation Trustee that the pursuit of additional causes of action held by the Trust is not justified or (ii) February 15, 2024, subject to an extension of the term if approved by the Bankruptcy Court as necessary to facilitate or complete the recovery on, and liquidation of, the Trust assets which was approved on December 20, 2023 (see below).

During the year ended June 30, 2023, the Company concluded that its liquidation activities would not be completed by February 15, 2024, which was the original outside termination date of the Trust, for a number of reasons. First, there had been significant delays in certain legal proceedings where the Company is the plaintiff.  Second, a construction defect claim was asserted against one of the Wind-Down Subsidiaries by the buyer of one of the subsidiary’s single-family homes. The subsidiary has tendered the claim to its insurance carriers; however, the carriers have not yet accepted the claim.  At this time, the amount of the liability exposure has not been determined and the subsidiary’s exposure is unknown. The subsidiary is investigating the claim, including the extent and causes of the alleged damage and the identification of other potentially responsible persons. Based on the foregoing, the Company currently projects a revised estimated completion date for the Company’s operations of approximately March 31, 2026.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2023 and 2022 (Unaudited)
The Company filed a motion with the Bankruptcy Court to extend the termination date of the Trust from February 15, 2024 through and including March 31, 2026. On December 20, 2023, the Bankruptcy Court granted the Company’s motion to extend the termination date through and including March 31, 2026, as requested by the Trust.
Description of Business

The Company is required to liquidate its assets and distribute available cash to the Trust beneficiaries. The liquidation activities are carried out by the Trust, the Wind-Down Entity and the Wind-Down Subsidiaries.  As of December 31, 2023, the Company presently estimates that the liquidation activities will be completed by approximately March 31, 2026.

The Trust is prosecuting various Causes of Action acquired by the Trust pursuant to the Plan and is resolving claims asserted against the Debtors. As of December 31, 2023, the Company is the plaintiff in several pending lawsuits. During the three months ended December 31, 2023 and 2022, the Company recorded settlement recoveries of approximately $82,000 and $41,000, respectively, and during the six months ended December 31, 2023 and 2022, the Company recorded settlement recoveries of approximately $34,510,000 and $231,000, respectively, from the settlement of Causes of Action (see Note 11 for additional information). The Company also recorded liabilities of 5% of the settlement recoveries as amounts payable to the Liquidation Trustee. The Company has accrued an estimate of the amount of legal costs to be incurred to pursue the remaining Causes of Action, excluding contingent fees. As more fully discussed in Note 2, the Company’s consolidated financial statements do not include any estimate of future net recoveries from litigation and settlement, since the Company cannot reasonably estimate them.

The Wind-Down Entities’ operations are almost complete. As of December 31, 2023, the Wind-Down Subsidiaries owned one performing secured loan and one single-family home subject to a life estate (see Note 4 for additional information).

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

The Trust’s expectations about the amount of any additional distributions, if any, and when they will be paid are subject to risks and uncertainties and are based on certain estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of any additional distributions may differ materially, perhaps in adverse ways, from the Trust estimates. Furthermore, it is not possible to predict the timing of any additional distributions and any such distributions may not be made within the timing referenced, if any, in the consolidated financial statements.

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
For the Three and Six Months Ended December 31, 2023 and 2022 (Unaudited)
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

Liquidation Basis of Accounting

Under the liquidation basis of accounting, all assets are recorded at their estimated net realizable value or liquidation value, which represents the estimated amount of net cash that will be received upon the disposition of the assets (on an undiscounted basis). The measurement of real estate assets was based on current contracts (if any), if contingencies have been removed, estimates and other indications of sales value, net of estimated selling costs.

Liabilities, including estimated costs associated with implementing and completing the Plan, are measured in accordance with U.S. GAAP that otherwise applies to those liabilities. The Company has recorded estimated development costs such as costs to be incurred to prepare the assets for sale, estimated reserves for contingent liabilities including potential construction defect claims and the estimated general and administrative costs to be incurred until the completion of the liquidation of the Company. When estimating development costs, the Company considered estimates of costs to complete punch list items and to address potential construction defect claims and other costs. Projected general and administrative cost estimates take into account operating costs through the completion of the liquidation of the Company, currently estimated to be approximately March 31, 2026, and an accrual for the administration of potential construction defect claims.

These estimated amounts are presented in the accompanying consolidated statements of net assets in liquidation. All changes in the estimated liquidation value of the Company’s real estate or other assets and liabilities are reflected as a change to the Company’s net assets in liquidation.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2023 and 2022 (Unaudited)
An allowance for uncollectible settlement installment receivables is recorded when there is doubt about the collectability of the receivable. The Company records escrow receivables at the amount that is expected to be received when the escrow receivable is released. The Forfeited Assets (Note 6) received from the United States Department of Justice (the “DOJ”), other than cash, have been recorded at their estimated net realizable value. The Company accrues expected interest earnings when it can reasonably estimate the amount to be received.

In addition, the Company recognizes other amounts to be received based on contractual terms or when the amounts to be received are certain.

Accrued Liquidation Costs

The Company accrues estimated liquidation costs to the extent they are reasonably determinable. These costs consist of (a) estimated development costs including the costs to complete punch list items, bond refunds and estimated reserves for contingent liabilities including potential construction defect claims and other costs and (b) estimated general and administrative costs including payroll, legal and other professional fees, trustee and board fees, rent and other office related expenses, and other general and administrative costs to operate the Company and the administration of construction defect claims.

Cash Equivalents

The Company considers short-term investments that have a maturity date of 90 days or less at the time of investment to be a cash equivalent.

Restricted Cash

Restricted cash includes cash that can only be used for certain specified purposes as described in Note 3.

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

Net Assets in Liquidation - Restricted for Qualifying Victims

The Company separately presents the portion of net assets in liquidation that are restricted for Qualifying Victims (see Note 6) from the net assets in liquidation that are available to All Interestholders.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2023 and 2022 (Unaudited)
Reclassifications

The Company has reclassified certain amounts related to its prior period consolidated financial statements to conform to its current period presentation.

3)	Restricted Cash

The Company’s restricted cash as of December 31, 2023 (unaudited), with comparative information as of June 30, 2023, is as follows ($ in thousands):

	December 31, 2023	June 30, 2023

Forfeited Assets (Note 6)	$3,296	$3,190
Distributions restricted by the Company related to unresolved claims, distributions for recently allowed claims, uncashed distribution checks, distributions withheld due to pending avoidance actions and distributions that the Trust is waiting for further beneficiary information	898	1,283
Total restricted cash	$4,194	$4,473

4)	Other Assets

The Company’s other assets as of December 31, 2023 (unaudited), with comparative information as of June 30, 2023, are as follows ($ in thousands):

	December 31, 2023	June 30, 2023

Accrued interest (a)	$1,287	$1,574
Real estate assets, net (b)	469	960
Forfeited Assets (Note 6) (a)	364	435
Settlement receivables, net (c)	199	254
Escrow receivable (d)	107	150
Other	44	42
Total other assets	$2,470	$3,415

(a)
The Company accrues interest in the amount that it estimates it will earn on its cash on deposit during the period from January 1, 2024 through March 31, 2026 and during the period from July 1, 2023 through March 31, 2026, respectively. The accrued interest relating to Forfeited Assets is included in the Forfeited Assets line.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2023 and 2022 (Unaudited)
(b)
Real estate assets at December 31, 2023 consisted of one performing loan secured by a property located in the state of Ohio and one single-family home subject to a life estate located in the state of Florida. Real estate assets at June 30, 2023 consisted of one performing loan secured by a property located in the state of Ohio, one single-family home subject to a life estate located in the state of Florida and one real property located in the state of Hawaii.
During the three and six months ended December 31, 2023, the Company sold the real property located in Hawaii for net proceeds of approximately $500,000. During the three and six months ended December 31, 2022, the Company did not sell any real estate assets.

(c)	The allowance for uncollectible settlement receivables was approximately $63,000 as of December 31, 2023 and June 30, 2023.

(d)
The escrow receivable as of December 31, 2023 and June 30, 2023 relates to one single-family home that was sold during the year ended June 30, 2023. The amount was held back at the close of escrow to cover specific repairs to the property. As repairs are completed, the costs associated with the repairs will be deducted from the escrow receivable.

5)	Accrued Liquidation Costs

The following is a summary of the items included in accrued liquidation costs as of December 31, 2023 (unaudited), with comparative information as of June 30, 2023 ($ in thousands):

	December 31, 2023	June 30, 2023

Development and holding costs	$4,646	$4,757

General and administrative costs:
Legal and other professional fees	10,510	13,308
Directors and officers insurance	3,442	3,442
Payroll and payroll-related	2,226	2,757
Board fees and expenses	610	742
Other	507	493
Total general and administrative costs	17,295	20,742

Total accrued liquidation costs	$21,941	$25,499

6)	Forfeited Assets - Restricted for Qualifying Victims

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2023 and 2022 (Unaudited)
In March 2021, the Trust received certain Forfeited Assets from the DOJ, including cash, wine, jewelry, handbags, clothing, shoes, art, gold and other assets. The Company recorded the total estimated net realizable value of the Forfeited Assets of approximately $3,459,000. During the three and six months ended December 31, 2023, the Company sold the handbags and some of the jewelry and art. During the three and six months ended December 31, 2022, the Company sold the automobile, and some of the jewelry, handbags, clothing, shoes and art. The Forfeited Assets included in the Company’s December 31, 2023 (unaudited) and June 30, 2023 consolidated financial statements are as follows ($ in thousands):

	December 31, 2023	June 30, 2023

Restricted cash (Note 3)	$3,296	$3,190
Other assets (Note 4)	364	435
Accounts payable and accrued liabilities	(6)	(6)
Accrued liquidation costs - primarily legal and professional fees	(113)	(128)
Net assets in liquidation - restricted for Qualifying Victims	$3,541	$3,491

On February 7, 2023, the Trust was informed that the DOJ had received additional Forfeited Assets from a co-defendant of Robert Shapiro and that the DOJ proposes to transfer these Forfeited Assets to the Trust. On December 12, 2023, the DOJ granted the Trust’s petition for remittance of the additional Forfeited Assets. At this time, the Trust is unable to estimate the precise amount or timing of the transfer of any such Forfeited Assets and, therefore, the above table excludes such future proceeds. The proceeds from any additional Forfeited Assets would be distributed to Qualifying Victims.

7)	Net Change in Assets and Liabilities

Restricted for Qualifying Victims:

The following provides details of the change in the carrying value of assets and liabilities, net during the three months ended December 31, 2023 ($ in thousands) (unaudited):

	Cash	Remeasure-
	Activities	ment	Total

Cash and cash equivalents	$-	$-	$-
Restricted cash	24	-	24
Other assets	(34)	29	(5)
Total assets	$(10)	$29	$19

Accounts payable and accrued liabilities	$-	$-	$-
Accrued liquidation costs	(11)	-	(11)
Total liabilities	$(11)	$-	$(11)

Change in carrying value of assets and liabilities, net	$1	$29	$30

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2023 and 2022 (Unaudited)
The following provides details of the change in the carrying value of assets and liabilities, net during the three months ended December 31, 2022 ($ in thousands) (unaudited):

	Cash	Remeasure-
	Activities	ment	Total

Cash and cash equivalents	$-	$-	$-
Restricted cash	131	-	131
Other assets	(136)	-	(136)
Total assets	$(5)	$-	$(5)

Accounts payable and accrued liabilities	$-	$-	$-
Accrued liquidation costs	(5)	-	(5)
Total liabilities	$(5)	$-	$(5)

Change in carrying value of assets and liabilities, net	$-	$-	$-

The following provides details of the change in the carrying value of assets and liabilities, net during the six months ended December 31, 2023 ($ in thousands) (unaudited):

	Cash	Remeasure-
	Activities	ment	Total

Cash and cash equivalents	$-	$-	$-
Restricted cash	106	-	106
Other assets	(108)	37	(71)
Total assets	$(2)	$37	$35

Accounts payable and accrued liabilities	$-	$-	$-
Accrued liquidation costs	(15)	-	(15)
Total liabilities	$(15)	$-	$(15)

Change in carrying value of assets and liabilities, net	$13	$37	$50

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2023 and 2022 (Unaudited)
The following provides details of the change in the carrying value of assets and liabilities, net during the six months ended December 31, 2022 ($ in thousands) (unaudited):

	Cash	Remeasure-
	Activities	ment	Total

Cash and cash equivalents	$-	$-	$-
Restricted cash	700	-	700
Other assets	(716)	-	(716)
Total assets	$(16)	$-	$(16)

Accounts payable and accrued liabilities	$-	$-	$-
Accrued liquidation costs	(14)	-	(14)
Total liabilities	$(14)	$-	$(14)

Change in carrying value of assets and liabilities, net	$(2)	$-	$(2)

All Interestholders

The following provides details of the change in the carrying value of assets and liabilities, net during the three months ended December 31, 2023 ($ in thousands) (unaudited):

	Cash	Remeasure-
	Activities	ment	Total

Cash and cash equivalents	$15,279	$-	$15,279
Restricted cash	-	-	-
Other assets	(18,138)	158	(17,980)
Total assets	$(2,859)	$158	$(2,701)

Accounts payable and accrued liabilities	$(1,280)	$4	$(1,276)
Accrued liquidation costs	(1,617)	110	(1,507)
Total liabilities	$(2,897)	$114	$(2,783)

Change in carrying value of assets and liabilities, net	$38	$44	$82

The following provides details of the distributions (declared) reversed, net during the three months ended December 31, 2023 ($ in thousands) (unaudited):

Distributions declared	$-
Distributions reversed	333
Distributions (declared) reversed, net	$333

Distributions payable decreased by approximately $349,000 during the three months ended December 31, 2023.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2023 and 2022 (Unaudited)
The following provides details of the change in the carrying value of assets and liabilities, net during the three months ended December 31, 2022 ($ in thousands) (unaudited):

	Cash	Remeasure-
	Activities	ment	Total

Cash and cash equivalents	$(3,999)	$-	$(3,999)
Restricted cash	(1)	-	(1)
Other assets	(521)	402	(119)
Total assets	$(4,521)	$402	$(4,119)

Accounts payable and accrued liabilities	$(8)	$118	$110
Accrued liquidation costs	(4,594)	(871)	(5,465)
Total liabilities	$(4,602)	$(753)	$(5,355)

Change in carrying value of assets and liabilities, net	$81	$1,155	$1,236

The following provides details of the distributions (declared) reversed, net during the three months ended December 31, 2022 ($ in thousands) (unaudited):

Distributions declared	$-
Distributions reversed	-
Distributions (declared) reversed, net	$-

Distributions payable decreased by approximately $6,000 during the three months ended December 31, 2022.

The following provides details of the change in the carrying value of assets and liabilities, net during the six months ended December 31, 2023 ($ in thousands) (unaudited):

	Cash	Remeasure-
	Activities	ment	Total

Cash and cash equivalents	$29,942	$-	$29,942
Restricted cash	9	-	9
Other assets	(18,536)	17,677	(859)
Total assets	$11,415	$17,677	29,092

Accounts payable and accrued liabilities	$(2,492)	$2,489	$(3)
Accrued liquidation costs	(3,559)	31	(3,528)
Total liabilities	$(6,051)	$2,520	$(3,531)

Change in carrying value of assets and liabilities, net	$17,466	$15,157	$32,623

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2023 and 2022 (Unaudited)
The following provides details of the distributions (declared) reversed, net during the six months ended December 31, 2023 ($ in thousands) (unaudited):

Distributions declared	$-
Distributions reversed	373
Distributions (declared) reversed, net	$373

Distributions payable decreased by approximately $389,000 during the six months ended December 31, 2023.

The following provides details of the change in the carrying value of assets and liabilities, net during the six months ended December 31, 2022 ($ in thousands) (unaudited):

	Cash	Remeasure-
	Activities	ment	Total

Cash and cash equivalents	$(6,539)	$-	$(6,539)
Restricted cash	1	-	1
Other assets	(3,865)	292	(3,573)
Total assets	$(10,403)	$292	(10,111)

Accounts payable and accrued liabilities	$(33)	$127	$94
Accrued liquidation costs	(11,074)	(1,252)	(12,326)
Total liabilities	$(11,107)	$(1,125)	$(12,232)

Change in carrying value of assets and liabilities, net	$704	$1,417	$2,121

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2023 and 2022 (Unaudited)
8)	Liquidation Trust Interests

The following table summarizes the Liquidation Trust Interests (rounded) for the six months ended December 31, 2023 and 2022 (unaudited):

	For the Six Months Ended December 31,
	2023		2022
Liquidation Trust Interests	Class A	Class B	Class A	Class B

Outstanding at beginning of period	11,515,800	675,617	11,513,535	675,617
Allowed claims	84	-	1,348	-
5% enhancement for certain allowed claims	-	-	67	-
Settlement of claims by cancelling Liquidation
Trust Interests	(1,222)	-	(760)	-
Outstanding at end of period	11,514,662	675,617	11,514,190	675,617

Of the 11,514,662 Class A Interests outstanding at December 31, 2023, 11,435,288 are held by Qualifying Victims (see Note 6).

At the Plan Effective Date, certain claims were disputed. As those disputed claims are resolved, additional Class A Interests and (if applicable) Class B Interests are issued on account of allowed claims or Class A Interests and (if applicable) Class B Interests are cancelled. No Class A Interests or Class B Interests are issued on account of disallowed claims.

The following table summarizes the unresolved claims against the Debtors as they relate to Liquidation Trust Interests (rounded) for the six months ended December 31, 2023 and 2022 (unaudited):

	For the Six Months Ended December 31,
	2023		2022
Liquidation Trust Interests	Class A	Class B	Class A	Class B

Reserved for unresolved claims at beginning of period	13,875	333	90,793	333
Allowed claims	(84)	-	(1,348)	-
5% enhancement for certain allowed claims	-	-	-	-
Disallowed claims	(9,000)	-	(75,570)	-
Reserved for unresolved claims at end of period	4,791	333	13,875	333

Of the 4,791 Class A Interests relating to unresolved claims at December 31, 2023, 1,880 were for Qualifying Victims (see Note 6).

9)	Distributions

The Plan provides for a distribution waterfall that specifies the priority and manner of distribution of available cash to all Interestholders, excluding distributions of the net sales proceeds from Forfeited Assets (see Note 6). Distributions are to be made (a) to the Class A Interests until they have received distributions of $75.00 per Class A Interest; thereafter (b) to the Class B Interests until they have received distributions of $75.00 per Class B Interest; thereafter (c) to each Liquidation Trust Interest (whether a Class A Interest or Class B Interest) until the aggregate of all distributions made pursuant to this clause equals an amount equivalent to interest, at a per annum fixed rate of 10%, compounded annually, accrued on the aggregate principal amount of all Net Note Claims, Allowed General Unsecured Claims and Net Unit Claims, all as defined in the Plan, treating each distribution pursuant to (a) and (b) above as reductions of such principal amount; and thereafter (d) to the holders of Allowed Subordinated Claims, as defined in the Plan, until such claims are paid in full, including interest, at a per annum fixed rate of 10% or such higher rate as may be agreed to, as provided for in the Plan, compounded annually, accrued on the principal amount of each Allowed Subordinated Claim, as defined.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2023 and 2022 (Unaudited)
On August 3, 2023, at the recommendation of the Liquidation Trustee, the Trust suspended the making of additional distributions pending the results of the Company’s investigation of a construction defect claim against one of the Wind-Down Subsidiaries by the buyer of one of the subsidiary’s single-family homes. There were no distributions declared or paid during the three and six months ended December 31, 2023.

There were no distributions declared or paid during the three months ended December 31, 2022. The following distribution was paid during the six months ended December 31, 2022 relating to the tenth distribution ($ in millions, except for $ per Class A Interest):

				Six Months Ended December 31, 2022
	Date Declared		$ per Class A Interest	Total Declared	Paid	Deposit Into Restricted Cash Account

Tenth	6/15/2022	(a)	$5.63	$-	$64.19	$0.82

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

During the three months ended December 31, 2023 and 2022, as (a) claims were resolved, (b) claims were recently allowed, (c) addresses for holders of uncashed distribution checks were obtained, (d) pending avoidance actions were resolved and (e) further beneficiary information was received, distributions of approximately $15,000 and $6,000, respectively, were paid to holders of Class A Interests from the restricted cash account and distributions payable were reduced by the same amounts. During the six months ended December 31, 2023 and 2022, distributions of approximately $15,000 and $657,000, respectively, were paid to holders of Class A Interests from the restricted cash account and distributions payable were reduced by the same amounts.

During the three months ended December 31, 2023 and 2022, as a result of claims being disallowed or Class A Interests being cancelled, approximately $333,000 and $0, respectively, and during the six months ended December 31, 2023 and 2022, approximately $373,000 and $2,638,000, respectively, were released from the restricted cash account and distributions payable were reduced by the same amounts.

As a result of distribution checks that had not been cashed within 180 days of their issuance, Interestholders were deemed to have forfeited their rights to reserved and future Class A Interest distributions. During the three and six months ended December 31, 2023 and 2022, some Interestholders that had previously been deemed to have forfeited their rights to receive Class A Interest distributions had responded and, therefore, approximately $0 and $12,000, respectively, were added to the restricted cash account and distributions payable were increased by the same amounts.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2023 and 2022 (Unaudited)
10)	Related Party Transactions

Terry Goebel, a member of the Trust Supervisory Board, is president and a principal owner of G3 Group LA (“G3”), a construction firm specializing in the development of high-end luxury residences. G3 is owned by Terry Goebel and his son Kelly Goebel. During the year ended June 30, 2023, the Company completed its contract with G3 for the development of one single-family home in Los Angeles, California. As of December 31, 2023 and June 30, 2023, there were no remaining amounts payable under this contract. During the three months ended December 31, 2023 and 2022, and the six months ended December 31, 2023 and 2022, no payments were paid by the Company to G3 related to this contract.

The Liquidation Trustee of the Trust is entitled to receive 5% of the total gross amount recovered by the Trust from the pursuit of the Causes of Action. During the three months ended December 31, 2023 and 2022, approximately $4,000 and $2,000, respectively, and during the six months ended December 31, 2023 and 2022, approximately $2,484,000 and $9,000, respectively, were accrued as amounts due to the Liquidation Trustee. As of December 31, 2023 and June 30, 2023, approximately $29,000 and $32,000, respectively, were payable to the Liquidation Trustee. These amounts are included in accounts payable and accrued liabilities in the accompanying consolidated statements of net assets in liquidation. During the three months ended December 31, 2023 and 2022, approximately $1,275,000 and $0, respectively, and during the six months ended December 31, 2023 and 2022, approximately $2,487,000 and $0, respectively, were paid to the Liquidation Trustee.

In November 2019, the Trust entered into an arrangement with Akerman LLP, a law firm based in Miami, Florida, of which the Liquidation Trustee is a partner, for the provision, at the option of the Trust on an as-needed basis, of e-discovery and related litigation support services in connection with the Trust’s prosecution of the Causes of Action. Under the arrangement, the Trust is charged for the services at scheduled rates per task which, depending on specific task, include flat rates, rates based on volume of data processed, rates based on the number of data users, the hourly rates of Akerman LLP personnel, or other rates. During the three months ended December 31, 2023 and 2022, approximately $106,000 and $115,000, respectively, and during the six months ended December 31, 2023 and 2022, approximately $212,000 and $268,000, respectively, were paid related to these services and there are no outstanding payables as of December 31, 2023 and June 30, 2023.

The executive officers of the Wind-Down Entity were entitled to a bonus based on the Wind-Down Entity achieving certain specified cumulative amounts of distributions to the Trust. Effective January 1, 2023, there were no remaining bonus arrangements for the executive officers. Accordingly, no amounts are accrued as of December 31, 2023 and June 30, 2023. During the three months ended December 31, 2023 and 2022, $0 and $1,200,000, respectively, and during the six months ended December 31, 2023 and 2022 approximately $0 and $3,273,000, respectively, were paid related to bonuses.

11)	Causes of Action

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

During the quarter ended December 31, 2023, the Trust and the law firm of Rome McGuigan, P.C. agreed to settle the Trust’s pending litigation against that firm and related defendant for $5,000,000. The settlement is expected to result in proceeds to the Trust of approximately $3,328,000, net of attorney’s fees and other litigation expenses. The settlement has not been recorded in the Company’s December 31, 2023 consolidated financial statements because, as of December 31, 2023, it was subject to the California Superior Court granting a motion by Rome McGuigan, P.C. for a court order finding that the settlement has been made by the parties in good faith. The California Superior Court scheduled the motion to be heard on January 23, 2024. See Note 13 for additional information.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2023 and 2022 (Unaudited)
As of December 31, 2023, the cases against seven law firms and eight individual attorneys have been settled or dismissed and litigation against the other two law firms and two individual attorneys are in various stages. See Note 13 for additional information.

The Trust has also filed numerous avoidance actions, most of which have been resolved, resulting in recoveries by or judgments in favor of the Trust. As of December 31, 2023, 34 legal actions remain pending.  Additionally, since February 15, 2019 and as of December 31, 2023, the Trust has obtained default and stipulated judgments related to certain avoidance actions. It is unknown at this time how much, if any, will ultimately be collected on the judgments. Therefore, the Company has not recognized any recoveries from these judgments.

During the three months ended December 31, 2023 and 2022, the Company recorded approximately $82,000 and $41,000, respectively, and during the six months ended December 31, 2023 and 2022, the Company recorded approximately $34,510,000 and $231,000, respectively, from the settlement of Causes of Action. The Company also recorded liabilities of 5% of the settlements as amounts payable to the Liquidation Trustee and an allowance for uncollectible settlement installment receivables. See Note 4 for information about the settlement receivables, net as of December 31, 2023 and June 30, 2023.

12)	Commitments and Contingencies

Since the Company uses the liquidation basis of accounting, the Company has accrued estimated liquidation costs to the extent they are reasonably determinable, which includes the items discussed in this footnote.

The Company has a lease for its office space that expired on January 31, 2024. This lease was not renewed upon expiration. The monthly base rent was approximately $4,000 per month. The amount of rent paid, including common area maintenance and parking charges, during the three months ended December 31, 2023 and 2022, was approximately $14,000 and $13,000, respectively, and during the six months ended December 31, 2023 and 2022, was approximately $29,000 and $25,000, respectively. On December 18, 2023, the Company entered into a new month-to-month lease for office space commencing on January 1, 2024 and can be terminated with no less than one month’s notice from the first day of any calendar month. The monthly rent is approximately $2,000. On December 20, 2023, the Company paid a deposit of approximately $2,000 related to the new office lease.

The Wind-Down Entity has part-time employment agreements with its two executive officers through December 31, 2023. The agreements renewed automatically on January 1, 2024, subject to the right of either party to terminate the agreement at any time and for any reason on thirty days’ advance written notice.

A construction defect claim was asserted against one of the Wind-Down Subsidiaries by the buyer of one of the subsidiary’s single-family homes during the year ended June 30, 2023. The subsidiary has tendered the claim to its insurance carriers; however, the carriers have not yet accepted the claim.  At this time, the amount of the liability exposure has not been determined and the subsidiary’s exposure is unknown. The subsidiary is investigating the claim, including the extent and causes of the alleged damage and the identification of other potentially responsible persons.

The Company is not presently the defendant in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company other than as described herein.

13)	Subsequent Events

The Company evaluates subsequent events up until the date the unaudited consolidated financial statements are issued.

Distributions

During the period from January 1, 2024 through February 12, 2024, as (a) claims were resolved, (b) claims were recently allowed, (c) addresses for holders of uncashed distribution checks were obtained, (d) pending avoidance actions were resolved and (e) further beneficiary information was received, distributions of approximately $1,000 were paid to holders of Class A Interests from the restricted cash account and distributions payable were reduced by the same amounts.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2023 and 2022 (Unaudited)
Causes of Action

On January 19, 2024, the appellate court affirmed the lower court’s decision dismissing the Company’s litigation against Sidley Austin LLP.  The Trust has elected not to seek further appellate review of this ruling.  The attorneys’ fees and costs owed to Sidley Austin LLP are approximately $290,000, plus (potentially) additional fees in connection with prosecution of the appeal, the amount of which will not be known until Sidley Austin LLP seeks such additional fees and the trial court considers the issue at some future date.

On January 23, 2024, the California Superior Court granted Rome McGuigan’s motion to determine that the settlement with the Trust was reached in good faith. Under the terms of the agreement, payment of the net settlement is expected on or before February 15, 2024 in the amount of approximately $3,328,000. The Company will record approximately $250,000 as the amount due to the Liquidation Trustee on account of this settlement.

Forfeited Assets

During the period from January 1, 2024 through February 12, 2024, the Company received net proceeds of approximately $5,100 from the sale of  Forfeited Assets.

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

As of December 31, 2023, the number of Liquidation Trust Interests outstanding in each class is as follows:

Class of Interest	Number Outstanding as of December 31, 2023

Class A Liquidation Trust Interests	11,514,662

Class B Liquidation Trust Interests	675,617

For each of the classes of Liquidation Trust Interests, the number of Liquidation Trust Interests outstanding will increase to the extent that the disputed claims become allowed claims. In addition, the number of Liquidation Trust Interests outstanding will decrease to the extent that disputed claims are settled by cancelling previously issued Liquidation Trust Interests.

Since the Plan Effective Date through December 31, 2023, the Wind-Down Subsidiaries have disposed of approximately 149 properties for aggregate net sales proceeds of approximately $576.00 million. At December 31, 2023, there were only two remaining real estate assets with a carrying value of approximately $0.47 million. Going forward, the Company’s most significant source of cash is expected to be from interest earnings and from the settlement of the remaining Causes of Action. In addition to pursuing the remaining Causes of Action, the Company’s most significant current activity is overseeing the resolution of the construction defect claim asserted against one of the subsidiaries of the Wind-Down Entity.  The Company currently expects to complete its liquidation activities during the fiscal year ending June 30, 2026.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Discussion of the Company’s Operations

For the three months ended December 31, 2023

The following is a summary of the Consolidated Statement of Changes in Net Assets in Liquidation for the three months ended December 31, 2023 ($ in thousands):

	Restricted for Qualifying Victims	All Interestholders	Total

Net assets in liquidation as of beginning of period	$3,511	$35,863	$39,374

Change in assets and liabilities (Note 7):
Restricted for Qualifying Victims -
Change in carrying value of assets and liabilities, net	30	-	30

All Interestholders -
Change in carrying value of assets and liabilities, net	-	82	82
Distributions (declared) reversed, net	-	333	333
Net change in assets and liabilities	-	415	415

Net assets in liquidation as of end of period	$3,541	$36,278	$39,819

Net assets in liquidation – Restricted for Qualifying Victims increased by approximately $0.03 million during the three months ended December 31, 2023.

Net assets in liquidation – All Interestholders increased by approximately $0.41 million during the three-month period ended December 31, 2023. This increase was due to an increase in the net carrying value of assets and liabilities of approximately $0.08 million and distributions reversed of approximately $0.33 million for Class A Interests being cancelled.

The components of the changes in the carrying value of assets and liabilities, net are as follows ($ in thousands):

	Restricted for Qualifying Victims	All Interestholders	Total

Settlement recoveries, net (1)	$-	$78	$78
Sales proceeds in excess of carrying value	-	25	25
Remeasurement of assets and liabilities, net (2)	30	(25)	5
Other	-	4	4

Change in carrying value of assets and liabilities, net	$30	$82	$112

(1)	Net of 5% payable to the Liquidation Trustee of approximately $4,000.
(2)	Includes interest of approximately $29,000 and $127,000 for Reserved for Qualifying Victims and for All Interestholders, respectively.

During the three months ended December 31, 2023, the Company:

•	Reversed distributions of approximately $0.33 million from claims being disallowed.

•	Received net proceeds of approximately $0.50 million from the sale of the Hawaii property.

•	Recorded approximately $0.08 million from the settlement of Causes of Action, net of 5% payable to the Liquidation Trustee.

•	Paid construction costs of approximately $0.08 million and received bond refunds of approximately $0.17 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
•
Paid general and administrative costs of approximately $3.00 million, including approximately $0.07 million of board member fees and expenses, approximately $0.41 million of payroll and other general and administrative costs, approximately $1.24 million of professional fees and approximately $1.28 million paid to the Liquidation Trustee.

For the three months ended December 31, 2022

The following is a summary of the Consolidated Statement of Changes in Net Assets in Liquidation for the three months ended December 31, 2022 ($ in thousands):

	Restricted for Qualifying Victims	All Interestholders	Total

Net assets in liquidation as of beginning of period	$3,483	$34,433	$37,916

Change in assets and liabilities:
Restricted for Qualifying Victims -
Change in carrying value of assets and liabilities, net	-	-	-

All Interestholders -
Change in carrying value of assets and liabilities, net	-	1,236	1,236
Distributions (declared) reversed, net	-	-	-
Net change in assets and liabilities	-	1,236	1,236

Net assets in liquidation, as of end of period	$3,483	$35,669	$39,152

Net assets in liquidation – Restricted for Qualifying Victims – there was no change during the three months ended December 31, 2022.

Net assets in liquidation – All Interestholders increased approximately $1.24 million during the three months ended December 31, 2022. This increase was due to changes in the net carrying value of assets and liabilities of approximately $1.24 million.

The components of the change in the carrying value of assets and liabilities, net are as follows ($ in thousands):

	Restricted for Qualifying Victims	All Interestholders	Total

Remeasurement of assets and liabilities, net	$-	$910	$910
Settlement recoveries (1)	-	40	40
Other (2)	-	286	286

Change in carrying value of assets and liabilities, net	$-	$1,236	$1,236

(1)	Net of 5% payable to the Liquidation Trustee of approximately $2 and a reversal of an allowance for uncollectible settlement installment receivables of approximately $2.
(2)	The components of Other are as follows ($ in thousands):

Sales of furniture, net	$228
Cash interest earned	57
Miscellaneous	1
Total	$286

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
During the three months ended December 31, 2022, the Company:

•	Received net proceeds from the sale of Forfeited Assets of approximately $0.14 million.

•	Completed construction of one single-family home (41 King Street).

•	Recorded approximately $0.04 million for the settlement of Causes of Action, net of 5% payable to the Liquidation Trustee and the reversal of an allowance for uncollectible installment receivables.

•	Paid construction costs of approximately $0.28 million relating to single-family homes under development.

•	Paid holding costs of approximately $0.19 million.

•
Paid general and administrative costs of approximately $4.14 million, including approximately $0.16 million of board member fees and expenses, approximately $2.37 million of payroll and other general and administrative costs and approximately $1.61 million of professional fees.

For the six months ended December 31, 2023

The following is a summary of the Consolidated Statement of Changes in Net Assets in Liquidation for the six months ended December 31, 2023 ($ in thousands):

	Restricted for Qualifying Victims	All Interestholders	Total

Net assets in liquidation as of beginning of period	$3,491	$3,282	$6,773

Change in assets and liabilities:
Restricted for Qualifying Victims -
Change in carrying value of assets and liabilities, net	50	-	50

All Interestholders -
Change in carrying value of assets and liabilities, net	-	32,623	32,623
Distributions (declared) reversed, net	-	373	373
Net change in assets and liabilities	-	32,996	32,996

Net assets in liquidation, as of end of period	$3,541	$36,278	$39,819

Net assets in liquidation – Restricted for Qualifying Victims increased by approximately $0.05 million during the six months ended December 31, 2023.

Net assets in liquidation – All Interestholders increased by approximately $32.99 million during the six-month period ended December 31, 2023. This increase was due to an increase in the net carrying value of assets and liabilities of approximately $32.62 million and distributions reversed of approximately $0.37 million for Class A Interests being cancelled.

The components of the changes in the carrying value of assets and liabilities, net are as follows ($ in thousands):

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
	Restricted for Qualifying Victims	All Interestholders	Total

Settlement recoveries, net (1)	$-	$32,026	$32,026
Remeasurement of assets and liabilities, net (2)	38	556	594
Sales proceeds in excess of carrying value	12	25	37
Other	-	16	16

Change in carrying value of assets and liabilities, net	$50	$32,623	$32,673

(1)	Net of 5% payable to the Liquidation Trustee of approximately $2,484,000.
(2)	Includes interest of approximately $38,000 and $607,000 for Reserved for Qualifying Victims and for All Interestholders, respectively.

During the six months ended December 31, 2023, the Company:

•	Reversed distributions of approximately $0.37 million from claims being disallowed.

•	Received net proceeds of approximately $0.50 million from the sale of the Hawaii property.

•	Received net proceeds from the sale of Forfeited Assets of approximately $0.05 million.

•	Recorded approximately $32.03 million from the settlement of Causes of Action, net of 5% payable to the Liquidation Trustee.

•	Paid construction costs of approximately $0.12 million and received bond refunds of approximately $0.17 million.

•	Paid holding costs of approximately $0.01 million.

•
Paid general and administrative costs of approximately $6.11 million, including approximately $0.14 million of board member fees and expenses, approximately $0.77 million of payroll and other general and administrative costs, approximately $2.71 million of professional fees and approximately $2.49 million paid to the Liquidation Trustee.

For the six months ended December 31, 2022

The following is a summary of the Consolidated Statement of Changes in Net Assets in Liquidation for the six months ended December 31, 2022 ($ in thousands):

	Restricted for Qualifying Victims	All Interestholders	Total

Net assets in liquidation as of beginning of period	$3,485	$30,910	$34,395

Change in assets and liabilities:
Restricted for Qualifying Victims -
Change in carrying value of assets and liabilities, net	(2)	-	(2)

All Interestholders -
Change in carrying value of assets and liabilities, net	-	2,121	2,121
Distributions (declared) reversed, net	-	2,638	2,638
Net change in assets and liabilities	-	4,759	4,759

Net assets in liquidation, as of end of period	$3,483	$35,669	$39,152

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Net assets in liquidation – Restricted for Qualifying Victims decreased by approximately $0.002 million during the six months ended December 3, 2022.

Net assets in liquidation – All Interestholders increased approximately $4.76 million during the six months ended December 31, 2022. This increase was due to changes in the net carrying value of assets and liabilities of approximately $2.12 million and distributions reversed of approximately $2.64 million for disallowed claims and cancelled interests.

The components of the change in the carrying value of assets and liabilities, net are as follows ($ in thousands):

	Restricted for Qualifying Victims	All Interestholders	Total

Remeasurement of assets and liabilities, net	$(2)	$1,199	$1,197
Settlement recoveries (1)	-	194	194
Other (2)	-	728	728

Change in carrying value of assets and liabilities, net	$(2)	$2,121	$2,119

(1)	Net of 5% payable to the Liquidation Trustee of approximately $10 and an allowance for uncollectible settlement installment receivables of approximately $27.
(2)	The components of Other are as follows ($ in thousands):

Sales of furniture, net	$634
Cash interest earned	101
Miscellaneous	(7)
Total	$728

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

•	Received net proceeds from the sale of Forfeited Assets of approximately $0.71 million.

•	Completed construction of two single-family homes (41 King Street).

•	Recorded approximately $0.23 million for the settlement of Causes of Action, net of 5% payable to the Liquidation Trustee and an allowance for uncollectible installment receivables.

•	Paid construction costs of approximately $1.55 million relating to single-family homes under development.

•	Paid holding costs of approximately $0.47 million.

•
Paid general and administrative costs of approximately $9.10 million, including approximately $0.32 million of board member fees and expenses, approximately $5.40 million of payroll and other general and administrative costs and approximately $3.29 million of professional fees.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Liquidity and Capital Resources

Liquidity

The Company’s primary sources for meeting its capital requirements are its cash and cash equivalents, receipt of interest earned on cash and cash equivalents, proceeds from liquidating it other assets, recoveries on Causes of Action, if any, and proceeds from the sale of Forfeited Assets.1 The Company’s primary uses of funds are and will continue to be for distributions and operating costs, including costs related to construction defect claims and other costs. While the Company expects to be able to adequately fund its operations over the next twelve months from its primary sources of capital, during the year ended June 30, 2023, a construction defect claim was asserted against a subsidiary of the Company by the buyer of one of the subsidiary’s single-family homes. At this time, the amount of the liability exposure has not been determined and the subsidiary’s exposure is unknown.

Capital Resources

In addition to consolidated cash and cash equivalents as of December 31, 2023 of approximately $60.22 million (of which approximately $4.19 million is restricted), the capital resources available to the Company are as follows:

•
Proceeds from Real Estate Transactions: As of December 31, 2023, the Company owned two real estate assets with an estimated carrying value of approximately $0.47 million. Based on the remaining real estate assets of the Company, future net proceeds will be negligible as compared to the proceeds the Company has realized in prior periods.

•
Causes of Action Recoveries:  During the three and six months ended December 31, 2023, the Company recognized approximately $0.82 million and $34.51 million, respectively, from the settlement of Causes of Action. Based on the remaining Causes of Action, future recoveries will be negligible as compared to the proceeds the Company has realized in prior periods.

•
Interest Earnings:  As of December 31, 2023, the Company has accrued approximately $1.32 million of interest earnings through March 31, 2026.  Of this amount, the Company projects to receive approximately $0.64 million of interest earnings through June 30, 2024.

•
Forfeited Assets:  Forfeited Assets consist of cash and other assets (jewelry and art). There were no sales of Forfeited Assets during the three months ended December 31, 2023. During the six months ended December 31, 2023, the Trust sold some of its Forfeited Assets and received net proceeds of approximately $0.05 million. On February 7, 2023, the Trust was informed that the DOJ received additional Forfeited Assets from a co-defendant of Robert Shapiro and the DOJ proposes to transfer these Forfeited Assets to the Trust. On December 12, 2023, the DOJ granted the Trust’s petition for remittance of the additional Forfeited Assets. At this time, the Trust is unable to estimate the precise amount or timing of the transfer of any such Forfeited Assets and therefore these future proceeds have not been recorded as of December 31, 2023. As noted earlier, net sale proceeds from liquidating the Forfeited Assets are to be distributed only to Qualifying Victims.

 Uses of Liquidity

The primary uses of the Company’s liquidity are to pay distributions payable, and fund operating costs and costs related to construction defect claim(s) (if required) and other costs. As of December 31, 2023, the Company’s total liabilities were approximately $22.87 million. The total liabilities recorded as of December 31, 2023 may not be indicative of the costs paid in future periods, which may vary materially from the current estimate.

1The Trust is required to distribute the net sale proceeds from liquidating the Forfeited Assets to the Qualifying Victims. Qualifying Victims are the former holders of Class 3 and Class 5 Claims and their permitted assigns. Former holders of Class 4 Claims are not Qualifying Victims. Because of the requirement to distribute the net sale proceeds of the Forfeited Assets to the Qualifying Victims only, the Forfeited Assets as of December 31, 2023 are presented in the consolidated statement of net assets as restricted net assets in liquidation. As of December 31, 2023, 11,435,288 of the 11,514,662 Class A Interests were held by Qualifying Victims. As of December 31, 2023, 1,880 of the 4,791 Class A Interests relating to unresolved claims were for Qualifying Victims.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Given current cash and cash equivalent balances, projected proceeds from real estate transactions, estimated Causes of Action recoveries, distributions payable, and expected cash needs, the Company does not expect a deficiency in liquidity in the next twelve months. Due to the uncertain nature of future proceeds from real estate transactions, recoveries and costs to be incurred including any costs related to construction defect claims and other costs, it is not possible to be certain that the current liquidity will be adequate to cover all future financial needs of the Company. Creating contingent obligation agreements and/or seeking methods to reduce professional costs, including legal fees, and administrative costs are strategies that could be undertaken to address liquidity issues should they arise. These strategies could impact the Company’s ability to maximize recoveries from the settlement of unresolved Causes of Action.

Distributions

Distributions will be made at the sole discretion of the Liquidation Trustee in accordance with the provisions of the Plan and the Trust Agreement. On August 3, 2023, at the recommendation of the Liquidation Trustee, the Trust suspended the making of additional Trust distributions pending the result of the Company’s investigation of a construction defect claim.

As of February 12, 2024, the Liquidation Trustee has declared eleven (11) distributions to the Class A Interestholders. The distributions include a cash distribution on account of the then-allowed claims and a deposit is made into a restricted cash account for amounts that are or may become payable (a) in respect of Class A Interests that may be issued in the future upon the allowance of unresolved bankruptcy claims, (b) in respect of Class A Interests on account of recently allowed claims, (c) for holders of Class A Interests who failed to cash distribution checks mailed in respect of prior distributions, (d) for distributions that were withheld due to pending avoidance actions and (e) for holders of Class A Interests for which the Trust is waiting for further beneficiary information.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
The following tables summarize the distributions declared, distributions paid and the activity in the restricted cash account for the periods from February 15, 2019 (inception) through December 31, 2023 and from February 15, 2019 (inception) through February 12, 2024:

			During the Period from February 15, 2019 (inception) through December 31, 2023 ($ in Millions)			During the Period from February 15, 2019 (inception) through February 12, 2024 ($ in Millions)
	Date Declared	$ per Class A Interest	Total Declared	Paid	Restricted Cash Account	Total Declared	Paid	Restricted Cash Account

Distributions Declared
First	3/15/2019	$3.75	$44.70	$42.32	$2.38	$44.70	$42.32	$2.38
Second	1/2/2020	4.50	53.44	51.20	2.24	53.44	51.20	2.24
Third	3/31/2020	2.12	25.00	24.19	0.81	25.00	24.19	0.81
Fourth	7/13/2020	2.56	29.97	29.24	0.73	29.97	29.24	0.73
Fifth	10/19/2020	2.56	29.96	29.21	0.75	29.96	29.21	0.75
Sixth	1/7/2021	4.28	50.01	48.67	1.34	50.01	48.67	1.34
Seventh (a)	5/13/2021	2.58	30.04	29.35	0.69	30.04	29.35	0.69
Eighth	10/8/2021	3.44	40.02	39.14	0.88	40.02	39.14	0.88
Ninth	2/4/2022	3.44	39.98	39.15	0.83	39.98	39.15	0.83
Tenth	6/15/2022	5.63	65.02	64.19	0.83	65.02	64.19	0.83
Eleventh	5/10/2023	2.18	25.02	24.90	0.12	25.02	24.90	0.12
Subtotal		$37.04	$433.16	$421.56	$11.60	$433.16	$421.56	$11.60

Distributions Returned / (Reversed)
Disallowed/cancelled (b)					(6.64)			(6.64)
Returned (c)					0.74			0.74
Forfeited (d)					(1.13)			(1.13)
Subtotal					(7.03)			(7.03)

Distributions Paid from Reserve Account (e)					(3.68)			(3.68)

Distributions Payable, Net				as of 12/31/2023:	$0.89		as of 2/12/2024:	$0.89

(a)	The seventh distribution included the cash the Trust received from Fair Funds.
(b)	As a result of claims being disallowed or Class A Interests cancelled.
(c)	Distribution checks returned or not cashed.
(d)	Distributions forfeited as Interestholders did not cash checks that were over 180 days old.
(e)	Paid as claims are allowed or resolved.

Since its inception, the Wind-Down Entity has made substantial progress toward completion of its liquidation activities and has liquidated all but two real estate assets with carrying value of approximately $0.47 million. Holders of Liquidation Trust Interests are advised that future distributions from the Trust, if any, will be limited and will be materially reliant on future recoveries from litigation, net of accrued liquidation costs, including amounts for potential construction defect claims, which are uncertain and the amount and timing of which are difficult to determine.

Contractual Obligations

The Company had an office lease that expired on January 31, 2024. On December 18, 2023, the Company entered into a new month-to-month lease for office space commencing January 1, 2024. The Company expects that it will continue to lease office space until the liquidation process is completed.

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

The Company’s consolidated financial statements are prepared in accordance with U.S. GAAP. The accounting policies and practices that the Company believes are the most critical are discussed below. These accounting policies and practices require management to make decisions on subjective and/or complex matters that may inherently be uncertain. Estimates are required to prepare the consolidated financial statements in conformity with U.S. GAAP. Significant estimates, judgments and assumptions are required in a number of areas, including, but not limited to, the general and administrative costs to be incurred until the completion of the liquidation activities of the Company and estimated reserves for contingent liabilities, including potential construction defect claims and the administration of such claims after the Company’s liquidation activities are completed. In many instances, changes in the accounting estimates are likely to occur from period to period. Actual results may differ from the estimates. The Company believes the current assumptions and other considerations used in preparing the consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in the Company’s consolidated financial statements, the resulting changes could have a material adverse effect on the Company’s net assets in liquidation.

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

Other Assets

The Company recognizes recoveries from the settlement of unresolved Causes of Action when an agreement is executed, and collectability is reasonably assured.  An allowance for uncollectible settlement installment receivables is recorded when there is doubt about the collectability of the receivable.  The Company records escrow receivables at the amount that is expected to be received when the escrow receivable is released. The Forfeited Assets received from the United States Department of Justice (the “DOJ”), other than cash, have been recorded at their estimated net realizable value. The Company accrues expected interest earnings when it can forecast the interest rate to be paid on its cash on deposit. The measurement of real estate assets is based on current contracts (if any), if contingencies have been removed, estimates and other indications of sales value, net of estimated selling costs. The performing loan is recorded at the amount of the contractual interest payments and principal repayment of the loan.

In addition, the Company recognizes other amounts to be received based on contractual terms or when the amounts to be received are certain.

Accrued Liquidation Costs

The estimated costs associated with implementing and completing the Company’s plan of liquidation are recorded as accrued liquidation costs. The Company has also recorded the estimated remaining development costs and estimated costs to address potential construction defect claims as well as the estimated general and administrative costs to be incurred until the completion of the liquidation of the Company, and an accrual for the administration of construction defect claims.

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

In connection with the preparation of our Form 10-Q, our management and the Liquidation Trustee assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on its assessment, our management and the Liquidation Trustee believe that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The case was designated as a complex matter on December 18, 2019 and was assigned to the Honorable Amy Hogue.  On July 11, 2022, the matter was reassigned to the Honorable Lawrence P. Riff. The following are updates since the initial filing:

PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings (Continued)
•
On March 20, 2020, two sets of defendants – Sidley Austin LLP and Neal Sullivan; and Davis Graham & Stubbs LLP and S. Lee Terry, Jr. – filed special motions to strike the portions of the complaint directed at them under a California statute (Civil Procedure Code section 425.16) that permits defendants to bring early challenges to causes of action against them that allegedly arise from protected litigation activity if those causes of action lack minimal merit.  The defendants that filed these special motions to strike asserted that the claims against them arise from communicative conduct in the course of quasi-judicial proceedings, such as regulatory inquiries, and that the Trust cannot establish a likelihood of prevailing on its claims against them.  The Trust opposed these motions, and the matters were heard on July 28, 2020, and taken under submission on that date.  On August 14, 2020, the Court entered orders: (i) granting the motion to strike filed by Sidley Austin LLP and Neal Sullivan, and (ii) granting in part and denying in part the motion to strike filed by Davis Graham & Stubbs LLP and S. Lee Terry, Jr.  In September 2020, the Trust filed notices of appeal of the foregoing orders, and Davis Graham & Stubbs LLP and S. Lee Terry, Jr. subsequently filed a cross-appeal.  On January 27, 2021, the Court entered an order granting, in part, a motion for attorneys’ fees filed by Sidley Austin LLP and Neal Sullivan, pursuant to which the movants were awarded $282,500.00 in fees and $5,600.00 in costs. On March 1, 2021, the Trustee filed a notice of appeal of the order granting fees and costs.

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

•
On November 4, 2023, the Trust and law firm Rome McGuigan, P.C. agreed to settle the Trust’s pending litigation against that firm and related defendants for $5.0 million. On January 23, 2024, the court granted Rome McGuigan, P.C.’s motion to determine that the settlement with the Trust was reached in good faith. Under the terms of the agreement, payment of the settlement is expected on or before February 22, 2024.

•
On January 19, 2024, The California Court of Appeal issued an appeal affirming the trial court’s orders granting Sidley Austin LLP and Neal Sullivan’s motion to strike, as well as the order awarding them attorney’s fees. The Trust has elected not to seek further appellate review of this ruling.  The attorneys’ fees and costs owed to Sidley Austin LLP are approximately $290,000, plus (potentially) additional fees in connection with prosecution of the appeal, the amount of which will not be known until Sidley Austin LLP seeks such additional fees and the trial court considers the issue at some future date.

Goldberg v. Rome McGuigan, P.C., et al., Case No. 2:20-cv-09958-JFW-SK (C.D. Cal.). On October 28, 2020, the Trust filed a federal lawsuit against four defendants that prevailed on the motions to quash service of summons in the California state court action (Rome McGuigan, P.C.; Brian Courtney; Bailey Cavalieri LLC; and Thomas Geyer), as well as a fifth defendant (Ivan Acevedo), and certain “Doe” defendants.”  The complaint contains counts for (i) violations of section 10(b) of the Exchange Act and Rule 10b-5; (i) aiding and abetting fraud; (iii) aiding and abetting breach of fiduciary duty; (iv) negligent misrepresentation; (v) professional negligence; (vi) aiding and abetting conversion; (vii) actual fraudulent transfer; and (viii) constructive fraudulent transfer.  The conduct challenged in the complaint includes certain of the same conduct challenged in the California state court action, and a footnote in the complaint explains:  “Plaintiff filed an action in Los Angeles Superior Court against [four of these defendants] raising some of the claims asserted in this action.  Those defendants filed a motion to quash service, alleging that the court did not have personal jurisdiction.  The Court granted those motions, and Plaintiff appealed.  Plaintiff brings this action to preserve his rights and ensure that his claims against [the defendants] are adjudicated on the merits.  Should the state court appeal be successful, resulting in two cases being simultaneously litigated on the merits in two forums, [plaintiff] will consider dismissing this action and litigating the case in state court.”  On January 4, 2021, the four defendants from the California state court action filed motions to dismiss this federal lawsuit, and on March 4, 2021, the court entered an order granting those motions in part by dismissing the first count (arising under the federal securities laws), without ruling on the remaining counts (arising under state law) in light of potential personal jurisdiction issues.  On March 29, 2021, the same four defendants again moved to dismiss the remaining counts for lack of personal jurisdiction. On April 23, 2021, the federal court entered an order granting those motions but has not yet entered a final judgment. As noted above, in April 2023, the Trust reached a settlement with Bailey Cavalieri LLC and Thomas Geyer that resolved all litigation between them. Also as noted above, on November 4, 2023, the Trust and law firm Rome McGuigan, P.C. agreed to settle the Trust’s pending litigation against that firm and related defendants for $5.0 million. Upon receipt of the settlement payment, which is expected on or before February 15, 2024, all of the Trust’s claims against Rome McGuigan, P.C. and related defendants will be resolved.

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

PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings (Continued)
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

•
Recovery of United States Trustee Fees.   On June 6, 2022, the United States Supreme Court determined in Siegel v. Fitzgerald, 596 U.S. 464 (2022), that a statutory amendment that imposed a temporary increase in the United States Trustee fees payable in bankruptcy cases in certain judicial districts (but not in other districts) was unconstitutional as a violation of the uniformity requirement of the Bankruptcy Clause of the United States Constitution.  Following Siegel, certain representatives of bankruptcy estates in the affected districts filed lawsuits seeking refunds of the incremental amounts paid by those estates for United States Trustee fees in excess of the amounts that would have been paid absent the unconstitutional statutory amendment.  On December 29, 2022, the Trust file such a complaint in the Bankruptcy Court against Andrew R. Vara, in his capacity as the United States Trustee for Region 3, Tara Twomey, in her capacity as Director of the Executive Office for United States Trustees, and the United States Trustee Program (Adv. No. 22-50516).  The Complaint seeks a refund in the amount of $1,920,219 in connection with the overpayment of United States Trustee fees during the Bankruptcy Cases.  On August 3, 2023, the Trust filed a motion for summary judgment in this action.  On September 29, 2023, the United States Supreme Court granted the petition for a writ of certiorari in United States Trustee v. John Q. Hammons Fall 2006 LLC, No. 22-1238 (U.S.) on the issue of the appropriate remedy for the Constitutional violation identified in Siegel, which issue affects the numerous cases throughout the affected districts in which unconstitutional United States Trustee fees were assessed and paid.  Prior to the deadline for the United States Trustee defendants in the Trust’s refund lawsuit to respond to the Trust’s motion for summary judgment, the parties entered into a stipulation staying the Trust’s action until the Supreme Court renders a decision in the Hammons case.  Oral argument before the Supreme Court in the Hammons case took place on January 9, 2024.  As of the date hereof, a decision by the Supreme Court has not been issued and, as such, the Trust’s action remains stayed.  As a result, at this time, the Trust is unable to determine if any refund will be obtained or the timing of any such refund.

PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings (Continued)
The Trust has filed over 400 legal actions of this nature, many of which have been resolved, resulting in recoveries by or judgments in favor of the Trust. As of February 12, 2024, 34 of these legal actions remain pending.

Since inception and as of February 12, 2024, the Trust has entered into settlements in approximately 237 legal actions and approximately 245 potential avoidance claims for which litigation was not filed, resulting in aggregate settlements of approximately $22.48 million of cash payments made or due to the Trust and approximately $11.28 million in reductions of claims against the Trust.

Additionally, as of February 12, 2024, the Trust has obtained judgments of approximately $169.07 million, including default judgments of approximately $152.89 million and stipulated judgments of approximately $16.18 million. It is unknown at this time how much, if any, will ultimately be collected on these judgments, as stipulated and default judgments are commonly obtained where the defendant has insufficient assets, if any, to satisfy a judgment.

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

PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings (Continued)
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

In accordance with the Plan, all Liquidation Trust Interests have been issued without registration under the Securities Act.  The Liquidation Trust Interests have been issued only to holders of allowed claims in Class 3, Class 4, and Class 5 under the Plan entirely in exchange for such claims.  See “Item 1.  Business - D. Plan Provisions Regarding the Company - 2. Treatment under the Plan of holders of claims against and equity interests in the Debtors” of our Annual Report on Form 10-K filed with the SEC on September 28, 2023. During the period from February 15, 2019 (inception) through December 31, 2023, the Trust has issued an aggregate of 11,543,781 Class A Interests and an aggregate of 677,790 Class B Interests.  As of December 31, 2023, the Trust had 11,514,662 Class A Interests and 675,617 Class B Interests outstanding. All Liquidation Trust Interests were issued on the Plan Effective Date or from time to time thereafter as soon as practicable as and when claims in Class 3, Class 4 or Class 5 have become allowed.

During the three months ended December 31 2023, the Trust issued the following Liquidation Trust Interests:

Date of Sale	Number of Class A Interests Sold	Number of Class B Interests Sold	Nature of the Transaction	Consideration Received

October 26, 2023	83.68	-	Allowance of claims	Allowance of claims

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

3.3	Amendment No. 3 to Liquidation Trust Agreement dated as of November 1, 2019, incorporated herein by reference to the Quarterly Report on Form 10-Q filed by the Trust on November 9, 2023.

3.4	Amendment No. 4 to Liquidation Trust Agreement dated as of February 5, 2020, incorporated herein by reference to the Current Report on Form 8-K filed by the Trust on February 6, 2020.

3.5	Amended and Restated Bylaws of Woodbridge Liquidation Trust effective August 21, 2019, incorporated herein by reference to the Registration Statement on Form 10 filed by the Trust on October 25, 2019.

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

101
The following financial statements from the Woodbridge Liquidation Trust Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated statements of net assets in liquidation as of December 31, 2023 and June 30, 2023, (ii) consolidated statements of changes in net assets in liquidation for the three months ended December 31, 2023 and 2022, (iii) consolidated statements of changes in net assets in liquidation for the six months ended December 31, 2023 and 2022 and (iv) the notes to the consolidated financial statements. XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

 *Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Woodbridge Liquidation Trust

Date: February 12, 2024	By:	/s/ Michael I. Goldberg

Michael I. Goldberg,
Liquidation Trustee