Form 10-Q
period 2024-03-31
Woodbridge Liquidation Trust
filed 2024-05-13
CIK 1785494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Yes ☒  No ☐

Woodbridge Liquidation Trust
Form 10-Q
March 31, 2024

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

Woodbridge Liquidation Trust and Subsidiaries Consolidated Statements of Net Assets in Liquidation As of March 31, 2024 and June 30, 2023
($ In Thousands)

	3/31/2024
	(Unaudited)	6/30/2023

Assets
Cash and cash equivalents	$57,810	$25,704
Restricted cash (Note 3)	4,783	4,473
Other assets (Note 4)	3,113	3,415

Total assets	$65,706	$33,592

Liabilities
Accounts payable and accrued liabilities	$20	$37
Distributions payable	889	1,283
Accrued liquidation costs (Note 5)	19,928	25,499

Total liabilities	$20,837	$26,819

Commitments and Contingencies (Note 12)

Net Assets in Liquidation
Restricted for Qualifying Victims (Note 6)	$4,188	$3,491
All Interestholders	40,681	3,282

Total net assets in liquidation	$44,869	$6,773

See accompanying notes to unaudited consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries Consolidated Statements of Changes in Net Assets in Liquidation For the Three Months Ended March 31, 2024 and 2023
(Unaudited, $ in Thousands)

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Restricted For Qualifying Victims	All Interestholders	Total	Restricted For Qualifying Victims	All Interestholders	Total

Net Assets in Liquidation as of beginning of period	$3,541	$36,278	$39,819	$3,483	$35,669	$39,152

Change in assets and liabilities (Note 7):
Restricted for Qualifying Victims -
Change in carrying value of assets and liabilities, net	647	-	647	(25)	-	(25)

All Interestholders:
Change in carrying value of assets and liabilities, net	-	4,403	4,403	-	(9,187)	(9,187)
Distributions (declared) reversed, net	-	-	-	-	6	6
Net change in assets and liabilities	-	4,403	4,403	-	(9,181)	(9,181)

Net Assets in Liquidation as of end of period	$4,188	$40,681	$44,869	$3,458	$26,488	$29,946

See accompanying notes to unaudited consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries Consolidated Statements of Changes in Net Assets in Liquidation For the Nine Months Ended March 31, 2024 and 2023
(Unaudited, $ in Thousands)

	Nine Months Ended March 31, 2024			Nine Months Ended March 31, 2023

	Restricted For Qualifying Victims	All Interestholders	Total	Restricted For Qualifying Victims	All Interestholders	Total

Net Assets in Liquidation as of beginning of period	$3,491	$3,282	$6,773	$3,485	$30,910	$34,395

Change in assets and liabilities (Note 7):
Restricted for Qualifying Victims -
Change in carrying value of assets and liabilities, net	697	-	697	(27)	-	(27)

All Interestholders:
Change in carrying value of assets and liabilities, net	-	37,026	37,026	-	(7,066)	(7,066)
Distributions (declared) reversed, net	-	373	373	-	2,644	2,644
Net change in assets and liabilities	-	37,399	37,399	-	(4,422)	(4,422)

Net Assets in Liquidation as of end of period	$4,188	$40,681	$44,869	$3,458	$26,488	$29,946

See accompanying notes to unaudited consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)
Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2024 and 2023 (Unaudited)

1)	Formation and Description of Business

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

The Trust will be terminated upon the first to occur of (i) the making of all distributions required to be made and a determination by the Liquidation Trustee that the pursuit of additional causes of action held by the Trust is not justified or (ii) March 31, 2026, based on an extension of the term which was approved by the Bankruptcy Court on December 20, 2023 (see below). Notwithstanding the preceding, the termination date of the Trust may be further extended consistent with the terms of the Liquidation Trust Agreement and the Plan.

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
For the Three and Nine Months Ended March 31, 2024 and 2023 (Unaudited)
The Company filed a motion with the Bankruptcy Court to extend the termination date of the Trust from February 15, 2024 through and including March 31, 2026. On December 20, 2023, the Bankruptcy Court granted the Company’s motion to extend the termination date through and including March 31, 2026, as requested by the Trust.
Description of Business

The Company is required to liquidate its assets and distribute available cash to the Trust beneficiaries. The liquidation activities are carried out by the Trust, the Wind-Down Entity and the Wind-Down Subsidiaries.  As of March 31, 2024, the Company presently estimates that the liquidation activities will be completed by approximately March 31, 2026.

The Trust is prosecuting various Causes of Action acquired by the Trust pursuant to the Plan and is resolving claims asserted against the Debtors. As of March 31, 2024, the Company is the plaintiff in several pending lawsuits. During the three months ended March 31, 2024, the Company recorded settlement recoveries of approximately $3,328,000. During the three months ended March 31, 2023, no settlement recoveries were recorded. During the nine months ended March 31, 2024 and 2023, the Company recorded settlement recoveries of approximately $37,838,000 and $231,000, respectively, from the settlement of Causes of Action (see Note 11 for additional information). The Company also recorded liabilities of 5% of the settlement recoveries as amounts payable to the Liquidation Trustee. The Company has accrued an estimate of the amount of legal costs to be incurred to pursue the remaining Causes of Action, excluding contingent fees. As more fully discussed in Note 2, the Company’s consolidated financial statements do not include any estimate of future net recoveries from litigation and settlement, since the Company cannot reasonably estimate them.

The Wind-Down Entities’ operations are almost complete. As of March 31, 2024, the Wind-Down Subsidiaries owned one performing secured loan and one single-family home subject to a life estate (see Note 4 for additional information). The Wind-Down Entities’ primary activities currently involve overseeing the resolution of a construction defect claim and completing repairs of a previously sold home.

As more fully discussed in Note 2, the Company uses the Liquidation Basis of Accounting. The Trust currently operates as one reportable segment. Net assets in liquidation represent the remaining estimated aggregate value available to Trust beneficiaries upon liquidation, with no discount for the timing of proceeds (undiscounted). Net liquidation proceeds, other recoveries and actual liquidation costs may differ materially from the estimated amounts due to the uncertainty in the timing and requirements of completing the liquidation activities.

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

2)	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the consolidated financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. These consolidated financial statements have been presented in accordance with Accounting Standards Codification (“ASC”) Subtopic 205-30, “Liquidation Basis of Accounting,” as amended by Accounting Standards Update (“ASU”) No. 2013-07, “Presentation of Financial Statements (Topic 205), Liquidation Basis of Accounting”. The June 30, 2023 consolidated statement of net assets in liquidation included herein was derived from the audited consolidated financial statements but does not include all disclosures or notes required by U.S. GAAP for complete financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2024 and 2023 (Unaudited)
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

Liabilities, including estimated costs associated with implementing and completing the Plan, are measured in accordance with U.S. GAAP that otherwise applies to those liabilities. The Company has recorded estimated development costs, estimated reserves for contingent liabilities including potential construction defect claims and the estimated general and administrative costs to be incurred until the completion of the liquidation of the Company. When estimating development costs, the Company considered estimates of costs to complete punch list items and to address potential construction defect claims and other costs. Projected general and administrative cost estimates take into account operating costs through the completion of the liquidation of the Company, currently estimated to be approximately March 31, 2026, and an accrual for the administration of potential construction defect claims.

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
For the Three and Nine Months Ended March 31, 2024 and 2023 (Unaudited)
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

The Company accrues expected interest earnings when it can reasonably estimate the amount to be received. The Company uses a forward yield curve to estimate the interest rates to be earned and its expected future cash balances to estimate the dollar amount that will earn interest through the expected Trust termination date of March 31, 2026.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and restricted cash, which are held as deposits in several financial institutions. The deposit balances in any one financial institution may exceed the Federal Deposit Insurance Corporation (the “FDIC”) insurance limits. The Company mitigates this risk by using accounts at multiple financial institutions to reduce deposit balances at any one financial institution consistent with FDIC insurance limits.

Income Taxes

The Trust is intended to be treated as a grantor trust for income tax purposes and, accordingly, is not subject to federal or state income tax on any income earned or gain recognized by the Trust. The Trust’s beneficiaries will be treated as the owner of a pro rata portion of each asset, including cash and each liability of the Trust. Each beneficiary will be required to report on his or her federal and state income tax return his or her pro rata share of taxable income, including gains and losses recognized by the Trust. Accordingly, there is no provision for federal or state income taxes recorded in the accompanying consolidated financial statements.

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
For the Three and Nine Months Ended March 31, 2024 and 2023 (Unaudited)
Reclassifications

The Company has reclassified certain amounts related to its prior period consolidated financial statements to conform to its current period presentation.

3)	Restricted Cash

The Company’s restricted cash as of March 31, 2024 (unaudited), with comparative information as of June 30, 2023, is as follows ($ in thousands):

	March 31, 2024	June 30, 2023

Forfeited Assets (Note 6)	$3,891	$3,190
Distributions restricted by the Company related to unresolved claims, distributions for recently allowed claims, uncashed distribution checks, distributions withheld due to pending avoidance actions and distributions that the Trust is waiting for further beneficiary information	892	1,283
Total restricted cash	$4,783	$4,473

4)	Other Assets

The Company’s other assets as of March 31, 2024 (unaudited), with comparative information as of June 30, 2023, are as follows ($ in thousands):

	March 31, 2024	June 30, 2023

Accrued interest (a)	$2,070	$1,574
Real estate assets, net (b)	460	960
Forfeited Assets (Note 6) (a)	410	435
Settlement receivables, net (c)	79	254
Escrow receivable (d)	52	150
Other	42	42
Total other assets	$3,113	$3,415

(a)
The Company accrues interest in the amount that it estimates it will earn on its cash on deposit during the period from April 1, 2024 through March 31, 2026 and during the period from July 1, 2023 through March 31, 2026, respectively. The accrued interest relating to Forfeited Assets is included in the Forfeited Assets line.

PART I.	FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2024 and 2023 (Unaudited)
(b)
Real estate assets at March 31, 2024 consisted of one performing loan secured by a property located in the state of Ohio and one single-family home subject to a life estate located in the state of Florida. Real estate assets at June 30, 2023 consisted of one performing loan secured by a property located in the state of Ohio, one single-family home subject to a life estate located in the state of Florida and one real property located in the state of Hawaii.
During the three months ended March 31, 2024, the Company did not sell any real estate assets. During the three months ended March 31, 2023, the company sold one single-family home and settled one secured loan for approximately $25,400,000 in the aggregate. During the nine months ended March 31, 2024, the Company sold the real property located in Hawaii for net proceeds of approximately $500,000. During the nine months ended March 31, 2023, the Company sold one single-family home and settled one secured loan for net proceeds of approximately $25,400,000 in the aggregate.

(c)	Net of an allowance for uncollectible settlement receivables, which was approximately $141,000 and $63,000 as of March 31, 2024 and June 30, 2023, respectively.

(d)
The escrow receivable as of March 31, 2024 and June 30, 2023 relates to one single-family home that was sold during the year ended June 30, 2023. The amount was held back at the close of escrow to cover specific repairs to the property. As repairs are completed, the costs associated with the repairs are deducted from the escrow receivable.

5)	Accrued Liquidation Costs

The following is a summary of the items included in accrued liquidation costs as of March 31, 2024 (unaudited), with comparative information as of June 30, 2023 ($ in thousands):

	March 31, 2024	June 30, 2023

Development and holding costs	$4,264	$4,757

General and administrative costs:
Legal and other professional fees	9,734	13,308
Directors and officers insurance	3,068	3,442
Payroll and payroll-related	1,918	2,757
Board fees and expenses	480	742
Other	464	493
Total general and administrative costs	15,664	20,742

Total accrued liquidation costs	$19,928	$25,499

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

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2024 and 2023 (Unaudited)
In March 2021, the Trust received certain Forfeited Assets from the DOJ, including cash, wine, jewelry, handbags, clothing, shoes, art, gold and other assets. The Company recorded the total estimated net realizable value of the Forfeited Assets of approximately $3,459,000. During the three and nine months ended March 31, 2024, the Company sold the remaining handbags and some of the jewelry and art. During the three and nine months ended March 31, 2023, the Company sold the automobile, and some of the jewelry, handbags, clothing, shoes and art.

On February 23, 2024, the Trust received approximately $560,000 in cash from the DOJ that was forfeited by a co-defendant of Robert Shapiro. These additional Forfeited Assets are also to be distributed to Qualifying Victims.

The Forfeited Assets included in the Company’s March 31, 2024 (unaudited) and June 30, 2023 consolidated financial statements are as follows ($ in thousands):

	March 31, 2024	June 30, 2023

Restricted cash (Note 3)	$3,891	$3,190
Other assets (Note 4)	410	435
Accrued liquidation costs - primarily legal and professional fees	(113)	(134)
Net assets in liquidation - restricted for Qualifying Victims	$4,188	$3,491

7)	Net Change in Assets and Liabilities

Restricted for Qualifying Victims:

The following provides details of the change in the carrying value of assets and liabilities, net during the three months ended March 31, 2024 ($ in thousands) (unaudited):

	Cash	Remeasure-
	Activities	ment	Total

Cash and cash equivalents	$-	$-	$-
Restricted cash	595	-	595
Other assets	(38)	84	46
Total assets	$557	$84	$641

Accounts payable and accrued liabilities	$-	$-	$-
Accrued liquidation costs	(6)	-	(6)
Total liabilities	$(6)	$-	$(6)

Change in carrying value of assets and liabilities, net	$563	$84	$647

PART I.	FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2024 and 2023 (Unaudited)
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

The following provides details of the change in the carrying value of assets and liabilities, net during the nine months ended March 31, 2024 ($ in thousands) (unaudited):

	Cash	Remeasure-
	Activities	ment	Total

Cash and cash equivalents	$-	$-	$-
Restricted cash	701	-	701
Other assets	(146)	121	(25)
Total assets	$555	$121	$676

Accounts payable and accrued liabilities	$-	$-	$-
Accrued liquidation costs	(21)	-	(21)
Total liabilities	$(21)	$-	$(21)

Change in carrying value of assets and liabilities, net	$576	$121	$697

PART I.	FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2024 and 2023 (Unaudited)
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

All Interestholders

The following provides details of the change in the carrying value of assets and liabilities, net during the three months ended March 31, 2024 ($ in thousands) (unaudited):

	Cash	Remeasure-
	Activities	ment	Total

Cash and cash equivalents	$1,786	$-	$1,786
Restricted cash	-	(1)	(1)
Other assets	(3,963)	4,560	597
Total assets	$(2,177)	$4,559	$2,382

Accounts payable and accrued liabilities	$(260)	$246	$(14)
Accrued liquidation costs	(1,920)	(87)	(2,007)
Total liabilities	$(2,180)	$159	$(2,021)

Change in carrying value of assets and liabilities, net	$3	$4,400	$4,403

During the three months ended March 31, 2024, there were no distributions (declared) reversed.

Distributions payable decreased by approximately $5,000 during the three months ended March 31, 2024.

PART I.	FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2024 and 2023 (Unaudited)
The following provides details of the change in the carrying value of assets and liabilities, net during the three months ended March 31, 2023 ($ in thousands) (unaudited):

	Cash	Remeasure-
	Activities	ment	Total

Cash and cash equivalents	$23,123	$-	$23,123
Restricted cash	15	-	15
Other assets	(25,480)	(1,723)	(27,203)
Total assets	$(2,342)	$(1,723)	$(4,065)

Accounts payable and accrued liabilities	$(191)	$427	$236
Accrued liquidation costs	(2,273)	7,159	4,886
Total liabilities	$(2,464)	$7,586	$5,122

Change in carrying value of assets and liabilities, net	$122	$(9,309)	$(9,187)

The following provides details of the distributions (declared) reversed, net during the three months ended March 31, 2023 ($ in thousands) (unaudited):

Distributions declared	$(14)
Distributions reversed	20
Distributions (declared) reversed, net	$6

Distributions payable did not change during the three months ended March 31, 2023.

The following provides details of the change in the carrying value of assets and liabilities, net during the nine months ended March 31, 2024 ($ in thousands) (unaudited):

	Cash	Remeasure-
	Activities	ment	Total

Cash and cash equivalents	$31,728	$-	$31,728
Restricted cash	9	(1)	8
Other assets	(39,948)	39,686	(262)
Total assets	$(8,211)	$39,685	$31,474

Accounts payable and accrued liabilities	$(2,752)	$2,735	$(17)
Accrued liquidation costs	(5,479)	(56)	(5,535)
Total liabilities	$(8,231)	$2,679	$(5,552)

Change in carrying value of assets and liabilities, net	$20	$37,006	$37,026

PART I.	FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2024 and 2023 (Unaudited)
The following provides details of the distributions (declared) reversed, net during the nine months ended March 31, 2024 ($ in thousands) (unaudited):

Distributions declared	$-
Distributions reversed	373
Distributions (declared) reversed, net	$373

Distributions payable decreased by approximately $394,000 during the nine months ended March 31, 2024.

The following provides details of the change in the carrying value of assets and liabilities, net during the nine months ended March 31, 2023 ($ in thousands) (unaudited):

	Cash	Remeasure-
	Activities	ment	Total

Cash and cash equivalents	$16,584	$-	$16,584
Restricted cash	16	-	16
Other assets	(29,345)	(1,431)	(30,776)
Total assets	$(12,745)	$(1,431)	$(14,176)

Accounts payable and accrued liabilities	$(224)	$554	$330
Accrued liquidation costs	(13,347)	5,907	(7,440)
Total liabilities	$(13,571)	$6,461	$(7,110)

Change in carrying value of assets and liabilities, net	$826	$(7,892)	$(7,066)

The following provides details of the distributions (declared) reversed, net during the nine months ended March 31, 2023 ($ in thousands) (unaudited):

Distributions declared	$(14)
Distributions reversed	2,658
Distributions (declared) reversed, net	$2,644

Distributions payable decreased by approximately $67,547,000 during the nine months ended March 31, 2023.

PART I.	FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2024 and 2023 (Unaudited)
8)	Liquidation Trust Interests

The following table summarizes the Liquidation Trust Interests (rounded) for the nine months ended March 31, 2024 and 2023 (unaudited):

	For the Nine Months Ended March 31,
	2024		2023
Liquidation Trust Interests	Class A	Class B	Class A	Class B

Outstanding at beginning of period	11,515,800	675,617	11,513,535	675,617
Allowed claims	84	-	1,348	-
5% enhancement for certain allowed claims	-	-	67	-
Settlement of claims by cancelling Liquidation
Trust Interests	(1,222)	-	(760)	-
Outstanding at end of period	11,514,662	675,617	11,514,190	675,617

Of the 11,514,662 Class A Interests outstanding at March 31, 2024, 11,435,288 are held by Qualifying Victims (see Note 6).

At the Plan Effective Date, certain claims were disputed. As those disputed claims are resolved, additional Class A Interests and (if applicable) Class B Interests are issued on account of allowed claims or Class A Interests and (if applicable) Class B Interests are cancelled. No Class A Interests or Class B Interests are issued on account of disallowed claims.

The following table summarizes the unresolved claims against the Debtors as they relate to Liquidation Trust Interests (rounded) for the nine months ended March 31, 2024 and 2023 (unaudited):

	For the Nine Months Ended March 31,
	2024		2023
Liquidation Trust Interests	Class A	Class B	Class A	Class B

Reserved for unresolved claims at beginning of period	13,875	333	90,793	333
Allowed claims	(84)	-	(1,348)	-
Disallowed claims	(9,000)	-	(75,570)	-
Reserved for unresolved claims at end of period	4,791	333	13,875	333

Of the 4,791 Class A Interests relating to unresolved claims at March 31, 2024, 1,880 were for Qualifying Victims (see Note 6).

9)	Distributions

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

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2024 and 2023 (Unaudited)
On August 3, 2023, at the recommendation of the Liquidation Trustee, the Trust suspended the making of additional distributions pending the results of the Company’s investigation of a construction defect claim against one of the Wind-Down Subsidiaries by the buyer of one of the subsidiary’s single-family homes. There were no distributions declared or paid during the three and nine months ended March 31, 2024.

There were no distributions declared or paid during the three months ended March 31, 2023. The following distribution was paid during the nine months ended March 31, 2023 relating to the tenth distribution ($ in millions, except for $ per Class A Interest):

				Nine Months Ended March 31, 2023 ($ in Millions)
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

During the three months ended March 31, 2024 and 2023, as (a) claims were resolved, (b) claims were recently allowed, (c) addresses for holders of uncashed distribution checks were obtained, (d) pending avoidance actions were resolved and (e) further beneficiary information was received, distributions of approximately $5,000 and $14,000, respectively, were paid to holders of Class A Interests from the restricted cash account and distributions payable were reduced by the same amounts. During the nine months ended March 31, 2024 and 2023, distributions of approximately $20,000 and $718,000, respectively, were paid to holders of Class A Interests from the restricted cash account and distributions payable were reduced by the same amounts.

During both the three months ended March 31, 2024 and 2023, as a result of claims being disallowed or Class A Interests being cancelled, no amounts were released from the restricted cash account and therefore distributions payable were not reduced. During the nine months ended March 31, 2024 and 2023, approximately $373,000 and $2,650,000, respectively, were released from the restricted cash account and distributions payable were reduced by the same amounts.

PART I.	FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2024 and 2023 (Unaudited)
During the three and nine months ended March 31, 2023, approximately $20,000 was received from Interestholders that had been overpaid on prior distributions. During the three and nine months ended March 31, 2024, no Interestholders repaid amounts related to prior distributions.

As a result of distribution checks that had not been cashed within 180 days of their issuance, Interestholders were deemed to have forfeited their rights to reserved and future Class A Interest distributions. During the three and nine months ended March 31, 2024, no Interestholders that had previously been deemed to have forfeited their rights to receive Class A Interest distributions had responded. During the three and nine months ended March 31, 2023, some Interestholders that had previously been deemed to have forfeited their rights to receive Class A Interest distributions had responded and, therefore, approximately $14,000 and $26,000, respectively, were added to the restricted cash account and distributions payable were increased by the same amounts.

10)	Related Party Transactions

Terry Goebel, a former member of the Trust Supervisory Board, is president and a principal owner of G3 Group LA (“G3”), a construction firm specializing in the development of high-end luxury residences. G3 is owned by Terry Goebel and his son Kelly Goebel. During the year ended June 30, 2023, the Company completed its contract with G3 for the development of one single-family home in Los Angeles, California. As of March 31, 2024 and June 30, 2023, there were no remaining amounts payable under this contract. During the three months ended March 31, 2024 and 2023, and the nine months ended March 31, 2024 and 2023, no payments were paid by the Company to G3 related to this contract.

The Liquidation Trustee of the Trust is entitled to receive 5% of the total gross amount recovered by the Trust from the pursuit of the Causes of Action. During the three months ended March 31, 2024 and 2023, approximately $250,000 and $21,000, respectively, and during the nine months ended March 31, 2024 and 2023, approximately $2,730,000 and $30,000, respectively, were accrued as amounts due to the Liquidation Trustee. As of March 31, 2024 and June 30, 2023, approximately $14,000 and $32,000, respectively, were payable to the Liquidation Trustee. These amounts are included in accounts payable and accrued liabilities in the accompanying consolidated statements of net assets in liquidation. During the three months ended March 31, 2024 and 2023, approximately $261,000 and $83,000, respectively, and during the nine months ended March 31, 2024 and 2023, approximately $2,748,000 and $83,000, respectively, were paid to the Liquidation Trustee.

In November 2019, the Trust entered into an arrangement with Akerman LLP, a law firm based in Miami, Florida, of which the Liquidation Trustee is a partner, for the provision, at the option of the Trust on an as-needed basis, of e-discovery and related litigation support services in connection with the Trust’s prosecution of the Causes of Action. Under the arrangement, the Trust is charged for the services at scheduled rates per task which, depending on the specific task, include flat rates, rates based on volume of data processed, rates based on the number of data users, the hourly rates of Akerman LLP personnel, or other rates. During the three months ended March 31, 2024 and 2023, approximately $90,000 and $94,000, respectively, and during the nine months ended March 31, 2024 and 2023, approximately $302,000 and $362,000, respectively, were paid related to these services and there are no outstanding payables as of March 31, 2024 and June 30, 2023.

The executive officers of the Wind-Down Entity were entitled to a bonus based on the Wind-Down Entity achieving certain specified cumulative amounts of distributions to the Trust. Effective January 1, 2023, there were no remaining bonus arrangements for the executive officers. Accordingly, no amounts are accrued as of March 31, 2024 and June 30, 2023. During the three months ended March 31, 2024 and 2023, there were no bonus payments. During the nine months ended March 31, 2024, no amounts were paid related to bonuses and during the nine months ended March 31, 2023, approximately $3,273,000 was paid related to bonuses.

PART I.	FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2024 and 2023 (Unaudited)

11)	Causes of Action

One of the Trust’s liquidation activities is to litigate and/or settle Causes of Action. The Trust has pursued litigation against nine law firms and 10 individual attorneys. As of March 31, 2024, the cases against eight law firms and nine individual attorneys have been settled or dismissed and litigation against one law firm and an individual attorney is pending. The Company recognizes recoveries from settlements when an agreement is executed, final court approval is received (if required), and collectability is reasonably assured.

The Trust has also filed numerous avoidance actions, most of which have been resolved, resulting in recoveries by or judgments in favor of the Trust. As of March 31, 2024, 34 legal actions remain pending.  Additionally, since February 15, 2019 and as of March 31, 2024, the Trust has obtained default and stipulated judgments related to certain avoidance actions. It is unknown at this time how much, if any, will ultimately be collected on the judgments. Therefore, the Company has not recognized any recoveries from these judgments.

During the three months ended March 31, 2024, the Company recorded approximately $3,328,000, during the three months ended March 31, 2023, no amounts were recorded and during the nine months ended March 31, 2024 and 2023, the Company recorded approximately $37,838,000 and $231,000, respectively, from the settlement of Causes of Action. The Company also recorded liabilities of 5% of the settlements as amounts payable to the Liquidation Trustee and an allowance for uncollectible settlement installment receivables. See Note 4 for information about the settlement receivables, net as of March 31, 2024 and June 30, 2023.

12)	Commitments and Contingencies

Since the Company uses the liquidation basis of accounting, the Company has accrued estimated liquidation costs to the extent they are reasonably determinable, which includes the items discussed in this footnote.

The Company had a lease for its office space that expired on January 31, 2024. This lease was not renewed upon expiration. The monthly base rent was approximately $4,000 per month. The amount of rent paid, including common area maintenance and parking charges, during the three months ended March 31, 2024 and 2023, was approximately $8,000 and $13,000, respectively, and during the nine months ended March 31, 2024 and 2023, was approximately $37,000 and $38,000, respectively. On December 18, 2023, the Company entered into a new month-to-month lease for office space commencing on January 1, 2024. The lease may be terminated with no less than one month’s notice from the first day of any calendar month. The monthly rent is approximately $2,000. On December 20, 2023, the Company paid a deposit of approximately $2,000 related to the new office lease and on March 22, 2024, the Company paid an additional deposit of approximately $2,000 related to the new lease.

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

PART I.	FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2024 and 2023 (Unaudited)
13)	Subsequent Events

The Company evaluates subsequent events up until the date the unaudited consolidated financial statements are issued.

Liquidation Trust Interests

The following table summarizes the Liquidation Trust Interests (rounded) for the period from April 1, 2024 through May 13, 2024:

Liquidation Trust Interests	Class A	Class B

Outstanding at April 1, 2024	11,514,662	675,617
Allowed claims	1,812	334
Settlement of claims by cancelling
Liquidation Trust Interests	-	-
Outstanding at May 13, 2024	11,516,474	675,951

Of the 11,516,474 Class A Interests outstanding at May 13, 2024, 11,436,443 are held by Qualifying Victims (see Note 6).

The following table summarizes the unresolved claims against the Debtors as they relate to Liquidation Trust Interests (rounded) for the period from April 1, 2024 through May 13, 2024:

Liquidation Trust Interests	Class A	Class B

Outstanding at April 1, 2024	4,791	333
Allowed claims	(1,812)	(333)
Disallowed claims	(901)	-
Outstanding at May 13, 2024	2,078	-

Of the 2,078 Class A Interests relating to unresolved claims at May 13, 2024, 725 were for Qualifying Victims (see Note 6).

Distributions

During the period from April 1, 2024 through May 13, 2024, as (a) claims were resolved, (b) claims were recently allowed, (c) addresses for holders of uncashed distribution checks were obtained, (d) pending avoidance actions were resolved and (e) further beneficiary information was received, distributions of approximately $72,000 were paid to holders of Class A Interests from the restricted cash account and distributions payable were reduced by the same amounts.
During the period from April 1, 2024 through May 13, 2024, as a result of claims being disallowed, approximately $33,000 was released from the restricted cash account and distributions payable were reduced by the same amount.

Forfeited Assets

During the period from April 1, 2024 through May 13, 2024, the Company received net proceeds of approximately $3,000 from the sale of  Forfeited Assets.

Cybersecurity Risk Management Committee

On May 9, 2024, the Trust approved the establishment of a Cybersecurity Risk Management Committee, the appointment of M. Freddie Reiss to be the sole member of the committee, and the payment of $5,000 per month to Mr. Reiss for his service as a member of such committee.

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
Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements. Those statements include, without limitation, financial guidance,  projections and statements with respect to expectation of future financial condition, changes in net assets in liquidation, cash flows, plans, targets, goals, objectives, performance, and termination and dissolution of the Trust. Such forward-looking statements (other than historical facts) address future plans, goals, expectations, activities, events or developments. The Trust has tried, where possible, to use words such as “anticipates”, “if”, “believes”, “estimates”, “plans”, “expects”, “intends”, “forecasts”, “initiative”, “objective”, “goal”, “projects”, “outlook”, “priorities”, “target”, “evaluate”, “pursue”, “seek”, “potential”, “continue”, “designed”, “impact”, “may”, “could”, “would”, “should”, “will” and similar expressions to identify forward-looking statements. Forward-looking statements are based on current expectations and are subject to substantial risks, uncertainties and other factors, many of which are beyond our control and not all of which can be predicted by the Trust. Such risks and uncertainties include the amount of funds needed for construction defect and other claims, the amount of general and administrative costs, the number and amount of successful Causes of Action and/or settlements and the ability to recover thereon, the amount of funding required to continue litigations, changes in tax and other governmental rules and regulations applicable to the Trust and its subsidiaries, and other risks identified and described in “Part I. Financial Information, Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K, or contained in any of the Trust’s subsequent filings with the SEC including “Part II. Other Information, Item 1A. Risk Factors” of this Form 10-Q. Accordingly, the Trust cannot guarantee that any forward-looking statements will be realized, as actual results may differ materially from those identified or implied in any forward-looking statement. These risks and uncertainties are beyond the ability of the Trust to control, and in many cases, the Trust cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.
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
As of May 13, 2024 and March 31, 2024, the number of Liquidation Trust Interests outstanding in each class is as follows:
Class of Interest	Number Outstanding as of

	May 13, 2024	March 31, 2024

Class A Liquidation Trust Interests	11,516,474	11,514,662

Class B Liquidation Trust Interests	675,951	675,617

For each of the classes of Liquidation Trust Interests, the number of Liquidation Trust Interests outstanding will increase to the extent that the disputed claims become allowed claims. In addition, the number of Liquidation Trust Interests outstanding will decrease to the extent that disputed claims are settled by cancelling previously issued Liquidation Trust Interests.
Since the Plan Effective Date through March 31, 2024, the Wind-Down Subsidiaries have disposed of approximately 149 properties for aggregate net sales proceeds of approximately $576.00 million. At March 31, 2024, there were only two remaining real estate assets with a carrying value of approximately $0.46 million. Going forward, the Company’s most significant sources of cash are expected to be from interest earnings and from the settlement of the remaining Causes of Action. In addition to pursuing the remaining Causes of Action, the Company’s most significant current activity is overseeing the resolution of the construction defect claim asserted against one of the subsidiaries of the Wind-Down Entity and completing repairs of a previously sold home. The Company currently expects to complete its liquidation activities during the fiscal year ending June 30, 2026.
Discussion of the Company’s Operations
For the three months ended March 31, 2024

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following is a summary of the Consolidated Statement of Changes in Net Assets in Liquidation for the three months ended March 31, 2024 ($ in thousands):

	Restricted for Qualifying Victims	All Interestholders	Total

Net assets in liquidation as of beginning of period	$3,541	$36,278	$39,819

Change in assets and liabilities:
Restricted for Qualifying Victims -
Change in carrying value of assets and liabilities, net	647	-	647

All Interestholders -
Change in carrying value of assets and liabilities, net	-	4,403	4,403
Distributions (declared) reversed, net	-	-	-
Net change in assets and liabilities	-	4,403	4,403

Net assets in liquidation, as of end of period	$4,188	$40,681	$44,869

Net assets in liquidation – Restricted for Qualifying Victims increased by approximately $0.65 million during the three months ended March 31, 2024.
Net assets in liquidation – All Interestholders increased by approximately $4.40 million during the three-months ended March 31, 2024. This increase was due to an increase in the net carrying value of assets and liabilities of approximately $4.40 million.

The components of the changes in the carrying value of assets and liabilities, net are as follows ($ in thousands):

	Restricted for Qualifying Victims	All Interestholders	Total

Settlement recoveries, net (1)	$-	$3,004	$3,004
Remeasurement of assets and liabilities, net (2)	647	1,424	2,071
Other	-	(25)	(25)

Change in carrying value of assets and liabilities, net	$647	$4,403	$5,050

(1)
Net of 5% payable to the Liquidation Trustee of approximately $246,000 and an increase in the allowance for uncollectible installment receivables of approximately $78,000 during the three months ended March 31, 2024.

(2)	Includes interest of approximately $84,000 and $1,364,000 for Reserved for Qualifying Victims and for All Interestholders, respectively.

During the three months ended March 31, 2024, the Company:
•	Received additional Forfeited Assets of approximately $0.56 million from the DOJ.

•	Received net proceeds from the sale of Forfeited Assets of approximately $0.005 million.

•	Recorded approximately $3.33 million from the settlement of Causes of Action, net of 5% payable to the Liquidation Trustee.

•	Paid construction costs of approximately $0.33 million.

•	Paid holding costs of approximately $0.03 million.

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•
Paid general and administrative costs of approximately $1.83 million, including approximately $0.07 million of board member fees and expenses, approximately $0.76 million of payroll and other general and administrative costs, approximately $0.74 million of professional fees and approximately $0.26 million paid to the Liquidation Trustee.

For the three months ended March 31, 2023
The following is a summary of the Consolidated Statement of Changes in Net Assets in Liquidation for the three months ended March 31, 2023 ($ in thousands):
	Restricted for Qualifying Victims	All Interestholders	Total

Net assets in liquidation as of beginning of period	$3,483	$35,669	$39,152

Change in assets and liabilities:
Restricted for Qualifying Victims -
Change in carrying value of assets and liabilities, net	(25)	-	(25)

All Interestholders -
Change in carrying value of assets and liabilities, net	-	(9,187)	(9,187)
Distributions (declared) reversed, net	-	6	6
Net change in assets and liabilities	-	(9,181)	(9,181)

Net assets in liquidation, as of end of period	$3,458	$26,488	$29,946

Net assets in liquidation – Restricted for Qualifying Victims decreased by approximately $0.02 million during the three months ended March 31, 2023.
Net assets in liquidation – All Interestholders decreased approximately $9.18 million during the three months ended March 31, 2023. This decrease was due to a decrease in the net carrying value of assets and liabilities of approximately $9.19 million, and an increase from net distributions (declared) reversed of approximately $0.006 million.
The components of the change in the carrying value of assets and liabilities, net are as follows ($ in thousands):
	Restricted for Qualifying Victims	All Interestholders	Total

Remeasurement of assets and liabilities, net	$(25)	$(7,685)	$(7,710)
Carrying value in excess of sales proceeds	-	(1,555)	(1,555)
Settlement recoveries (1)	-	(50)	(50)
Other (2)	-	103	103

Change in carrying value of assets and liabilities, net	$(25)	$(9,187)	$(9,212)

(1)
Net of 5% payable to the Liquidation Trustee of approximately $20,000 and an increase in the allowance for uncollectible settlement installment receivables of approximately $30,000 during the three months ended March 31, 2023.

(2)	The components of Other are as follows ($ in thousands):

Cash interest earned	$48
Property tax refunds	29
Miscellaneous	26
Total	$103

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

During the three months ended March 31, 2023, the Company:
•	Received net proceeds from the sale of Forfeited Assets of approximately $0.08 million.

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

For the nine months ended March 31, 2024
The following is a summary of the Consolidated Statement of Changes in Net Assets in Liquidation for the nine months ended March 31, 2024 ($ in thousands):
	Restricted for Qualifying Victims	All Interestholders	Total

Net assets in liquidation as of beginning of period	$3,491	$3,282	$6,773

Change in assets and liabilities:
Restricted for Qualifying Victims -
Change in carrying value of assets and liabilities, net	697	-	697

All Interestholders -
Change in carrying value of assets and liabilities, net	-	37,026	37,026
Distributions (declared) reversed, net	-	373	373
Net change in assets and liabilities	-	37,399	37,399

Net assets in liquidation, as of end of period	$4,188	$40,681	$44,869

Net assets in liquidation – Restricted for Qualifying Victims increased by approximately $0.70 million during the nine months ended March 31, 2024.
Net assets in liquidation – All Interestholders increased by approximately $37.40 million during the nine months ended March 31, 2024. This increase was due to an increase in the net carrying value of assets and liabilities of approximately $37.03 million and distributions reversed of approximately $0.37 million for Class A Interests being cancelled.

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The components of the changes in the carrying value of assets and liabilities, net are as follows ($ in thousands):
	Restricted for Qualifying Victims	All Interestholders	Total

Settlement recoveries, net (1)	$-	$35,030	$35,030
Remeasurement of assets and liabilities, net (2)	685	1,979	2,664
Sales proceeds in excess of carrying value	12	25	37
Other	-	(8)	(8)

Change in carrying value of assets and liabilities, net	$697	$37,026	$37,723

(1)
Net of 5% payable to the Liquidation Trustee of approximately $2,730,000 and an increase in the allowance for uncollectible installment receivables of approximately $78,000 during the nine months ended March 31, 2024.

(2)	Includes interest of approximately $127,000 and $2,075,000 for Reserved for Qualifying Victims and for All Interestholders, respectively.

During the nine months ended March 31, 2024, the Company:
•	Received additional Forfeited Assets of approximately $0.56 million from the DOJ.

•	Received net proceeds from the sale of Forfeited Assets of approximately $0.06 million.

•	Reversed distributions of approximately $0.37 million from claims being disallowed.

•	Received net proceeds of approximately $0.50 million from the sale of the Hawaii property.

•	Recorded approximately $37.84 million from the settlement of Causes of Action, net of 5% payable to the Liquidation Trustee.

•	Paid construction costs of approximately $0.45 million and received bond refunds of approximately $0.17 million.

•	Paid holding costs of approximately $0.04 million.

•
Paid general and administrative costs of approximately $7.94 million, including approximately $0.20 million of board member fees and expenses, approximately $1.53 million of payroll and other general and administrative costs, approximately $3.46 million of professional fees and approximately $2.75 million paid to the Liquidation Trustee.

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

For the nine months ended March 31, 2023
The following is a summary of the Consolidated Statement of Changes in Net Assets in Liquidation for the nine months ended March 31, 2023 ($ in thousands):

	Restricted for Qualifying Victims	All Interestholders	Total

Net assets in liquidation as of beginning of period	$3,485	$30,910	$34,395

Change in assets and liabilities:
Restricted for Qualifying Victims -
Change in carrying value of assets and liabilities, net	(27)	-	(27)

All Interestholders-
Change in carrying value of assets and liabilities, net	-	(7,066)	(7,066)
Distributions (declared) reversed, net	-	2,644	2,644
Net change in assets and liabilities	-	(4,422)	(4,422)

Net assets in liquidation, as of end of period	$3,458	$26,488	$29,946

Net assets in liquidation – Restricted for Qualifying Victims decreased by approximately $0.03 million during the nine months ended March 31, 2023.
Net assets in liquidation – All Interestholders decreased by approximately $4.42 million during the nine months ended March 31, 2023. This decrease was due to a decrease in the net carrying value of assets and liabilities of approximately $7.06 million and from an increase in net distributions (declared) reversed of approximately $2.64 million.
The components of the change in the carrying value of assets and liabilities, net are as follows ($ in thousands):
	Restricted for Qualifying Victims	All Interestholders	Total

Remeasurement of assets and liabilities, net	$(27)	$(6,486)	$(6,513)
Carrying value in excess of sales proceeds	-	(1,555)	(1,555)
Settlement recoveries (1)	-	144	144
Other (2)	-	831	831

Change in carrying value of assets and liabilities, net	$(27)	$(7,066)	$(7,093)

(1)
Net of 5% payable to the Liquidation Trustee of approximately $31,000 and an increase in the allowance for uncollectible settlement installment receivables of approximately $56,000 during the nine months ended March 31, 2023.

(2)	The components of Other are as follows ($ in thousands):

Sales of furniture, net	$635
Cash interest earned	148
Property tax refunds	29
Miscellaneous	19
Total	$831

During the nine months ended March 31, 2023, the Company:
•	Received net proceeds from the sale of Forfeited Assets of approximately $0.79 million.

•
Reversed distributions of approximately $2.65 primarily from claims being disallowed or Class A Interests being cancelled.  Reversed distributions of approximately $0.02 million that were received from Interestholders that had been overpaid on prior distribution offset by approximately $0.03 million of distributions of Interestholders that were previously deemed to have forfeited their rights to receive Class A Interest distributions but had subsequently responded and therefore their distributions were recorded.

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

Liquidity and Capital Resources
Liquidity
The Company’s primary sources for meeting its capital requirements are its cash and cash equivalents, receipt of interest earned on cash and cash equivalents, proceeds from liquidating its other assets, recoveries on Causes of Action, if any, and proceeds from the sale of Forfeited Assets.1 The Company’s primary uses of funds are and will continue to be for distributions and operating costs, including costs related to construction defect claims and other costs. While the Company expects to be able to adequately fund its operations over the next twelve months from its primary sources of capital, during the year ended June 30, 2023, a construction defect claim was asserted against a subsidiary of the Company by the buyer of one of the subsidiary’s single-family homes. At this time, the amount of the liability exposure has not been determined and the subsidiary’s exposure is unknown.
Capital Resources
In addition to consolidated cash and cash equivalents as of March 31, 2024 of approximately $62.59 million (of which approximately $4.78 million is restricted), the capital resources available to the Company are as follows:
•
Proceeds from Real Estate Transactions: As of March 31, 2024, the Company owned two real estate assets with an estimated carrying value of approximately $0.46 million. Based on the remaining real estate assets of the Company, future net proceeds will be negligible as compared to the proceeds the Company has realized in prior periods.

•
Causes of Action Recoveries:  During the three and nine months ended March 31, 2024, the Company recognized approximately $3.33 million and $37.84 million, respectively, from the settlement of Causes of Action. Based on the remaining Causes of Action, future recoveries will be negligible as compared to the proceeds the Company has realized in prior periods.

1 The Trust is required to distribute the net sale proceeds from liquidating the Forfeited Assets to the Qualifying Victims. Qualifying Victims are the former holders of Class 3 and Class 5 Claims and their permitted assigns. Former holders of Class 4 Claims are not Qualifying Victims. Because of the requirement to distribute the net sale proceeds of the Forfeited Assets to the Qualifying Victims only, the Forfeited Assets as of March 31, 2024 are presented in the consolidated statement of net assets as restricted net assets in liquidation. As of March 31, 2024, 11,435,288 of the 11,514,662 Class A Interests were held by Qualifying Victims. As of March 31, 2024, 1,880 of the 4,791 Class A Interests relating to unresolved claims were for Qualifying Victims.

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•
Interest Earnings:  As of March 31, 2024, the Company has accrued approximately $2.32 million of interest earnings through March 31, 2026.  Of this amount, the Company projects to receive approximately $0.64 million of interest earnings through June 30, 2024.

•
Forfeited Assets:  Forfeited Assets consist of cash and other assets (jewelry and art). During the three months ended March 31, 2024, the Trust sold some of its Forfeited Assets and received net proceeds of approximately $0.005 million. During the nine months ended March 31, 2024, the Trust sold some of its Forfeited Assets and received net proceeds of approximately $0.06 million. On February 23, 2024, the Trust received approximately $0.56 million in cash from the DOJ that was received from a co-defendant of Robert Shapiro. As noted earlier, net sale proceeds from liquidating the Forfeited Assets are to be distributed only to Qualifying Victims.

 Uses of Liquidity
The primary uses of the Company’s liquidity are to pay distributions payable, and fund operating costs and costs related to construction defect claim(s) (if required) and other costs. As of March 31, 2024, the Company’s total liabilities were approximately $20.84 million. The total liabilities recorded as of March 31, 2024 may not be indicative of the costs paid in future periods, which may vary materially from the current estimate.
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
As of May 13, 2024, the Liquidation Trustee has declared eleven (11) distributions to the Class A Interestholders. The distributions include a cash distribution on account of the then-allowed claims and a deposit into a restricted cash account for amounts that are or may become payable (a) in respect of Class A Interests that may be issued in the future upon the allowance of unresolved bankruptcy claims, (b) in respect of Class A Interests on account of recently allowed claims, (c) for holders of Class A Interests who failed to cash distribution checks mailed in respect of prior distributions, (d) for distributions that were withheld due to pending avoidance actions and (e) for holders of Class A Interests for which the Trust is waiting for further beneficiary information.
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
The following tables summarize the distributions declared, distributions paid and the activity in the restricted cash account for the periods from February 15, 2019 (inception) through March 31, 2024 and from February 15, 2019 (inception) through May 13, 2024:

			During the Period from February 15, 2019 (inception) through March 31, 2024 ($ in Millions)			During the Period from February 15, 2019 (inception) through May 13, 2024 ($ in Millions)
	Date Declared	$ per Class A Interest	Total Declared	Paid	Restricted Cash Account	Total Declared	Paid	Restricted Cash Account

Distributions Declared
First	3/15/2019	$3.75	$44.70	$42.32	$2.38	$44.70	$42.32	$2.38
Second	1/2/2020	4.50	53.44	51.20	2.24	53.44	51.20	2.24
Third	3/31/2020	2.12	25.00	24.19	0.81	25.00	24.19	0.81
Fourth	7/13/2020	2.56	29.97	29.24	0.73	29.97	29.24	0.73
Fifth	10/19/2020	2.56	29.96	29.21	0.75	29.96	29.21	0.75
Sixth	1/7/2021	4.28	50.01	48.67	1.34	50.01	48.67	1.34
Seventh (a)	5/13/2021	2.58	30.04	29.35	0.69	30.04	29.35	0.69
Eighth	10/8/2021	3.44	40.02	39.14	0.88	40.02	39.14	0.88
Ninth	2/4/2022	3.44	39.98	39.15	0.83	39.98	39.15	0.83
Tenth	6/15/2022	5.63	65.02	64.19	0.83	65.02	64.19	0.83
Eleventh	5/10/2023	2.18	25.02	24.90	0.12	25.02	24.90	0.12
Subtotal		$37.04	$433.16	$421.56	$11.60	$433.16	$421.56	$11.60

Distributions Returned / (Reversed)
Disallowed/cancelled (b)					(6.64)			(6.68)
Returned (c)					0.74			0.74
Forfeited (d)					(1.13)			(1.13)
Subtotal					(7.03)			(7.07)

Distributions Paid from Reserve Account (e)					(3.68)			(3.75)

Distributions Payable, Net				as of 3/31/2024:	$0.89		as of 5/13/2024:	$0.78

(a)	The seventh distribution included the cash the Trust received from Fair Funds.
(b)	As a result of claims being disallowed or Class A Interests cancelled.
(c)	Distribution checks returned or not cashed.
(d)	Distributions forfeited as Interestholders did not cash checks that were over 180 days old.
(e)	Paid as claims are allowed or resolved.

Since its inception, the Wind-Down Entity has made substantial progress toward completion of its liquidation activities and has liquidated all but two real estate assets with carrying value of approximately $0.46 million. Holders of Liquidation Trust Interests are advised that future distributions from the Trust, if any, will be limited and will be materially reliant on future recoveries from litigation, net of accrued liquidation costs, including amounts for potential construction defect claims, which are uncertain and the amount and timing of which are difficult to determine.

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
Other Assets
The Company recognizes recoveries from the settlement of unresolved Causes of Action when an agreement is executed, and collectability is reasonably assured.  An allowance for uncollectible settlement installment receivables is recorded when there is doubt about the collectability of the receivable.  The Company records escrow receivables at the amount that is expected to be received when the escrow receivable is released. The Forfeited Assets received from the DOJ, other than cash, have been recorded at their estimated net realizable value.

The Company accrues expected interest earnings when it can forecast the interest rate to be paid on its cash on deposit. The Company uses a forward yield curve to estimate the interest rates to be earned and its expected future cash balances to estimate the dollar amount that will earn interest through the expected Trust termination date of March 31, 2026.

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
In connection with the preparation of our Form 10-Q, our management and the Liquidation Trustee assessed the effectiveness of our internal control over financial reporting as of March 31, 2024. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on its assessment, our management and the Liquidation Trustee believe that, as of March 31, 2024, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION (CONTINUED)
Item 1.	Legal Proceedings (Continued)

•
On March 20, 2020, two sets of defendants – Sidley Austin LLP and Neal Sullivan; and Davis Graham & Stubbs LLP and S. Lee Terry, Jr. – filed special motions to strike the portions of the complaint directed at them under a California statute (Civil Procedure Code section 425.16) that permits defendants to bring early challenges to causes of action against them that allegedly arise from protected litigation activity if those causes of action lack minimal merit.  The defendants that filed these special motions to strike asserted that the claims against them arise from communicative conduct in the course of quasi-judicial proceedings, such as regulatory inquiries, and that the Trust cannot establish a likelihood of prevailing on its claims against them.  The Trust opposed these motions, and the matters were heard on July 28, 2020, and taken under submission on that date.  On August 14, 2020, the Court entered orders: (i) granting the motion to strike filed by Sidley Austin LLP and Neal Sullivan, and (ii) granting in part and denying in part the motion to strike filed by Davis Graham & Stubbs LLP and S. Lee Terry, Jr.  In September 2020, the Trust filed notices of appeal of the foregoing orders, and Davis Graham & Stubbs LLP and S. Lee Terry, Jr. subsequently filed a cross-appeal.  On January 27, 2021, the Court entered an order granting, in part, a motion for attorneys’ fees filed by Sidley Austin LLP and Neal Sullivan, pursuant to which the movants were awarded $282,500.00 in fees and $5,600.00 in costs, plus (potentially) additional fees in connection with the prosecution of the appeal. On March 1, 2021, the Trustee appealed the order granting fees and costs. On January 19, 2024, the California Court of Appeal affirmed the trial court’s orders granting Sidley Austin LLP and Neal Sullivan’s motion to strike, as well as the order awarding them attorney’s fees. The Trust has elected not to seek further appellate review of this ruling. The parties have reached a resolution in principle under which the Trust will pay attorneys’ fees and costs owed to Sidley Austin LLP in the amount of $650,000, which amount has not yet been paid.

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

•	On June 14, 2021, the Trustee filed a combined opening brief for all of the appeals other than his appeal of the order granting fees and costs to Sidley Austin LLP. Between September 22 and 29, 2021, the respondents filed their opening briefs. On March 17, 2022, the Trustee filed a combined reply brief for all of the appeals other than his appeal of the order granting fees and costs to Sidley Austin LLP. On June 30, 2022, Davis Graham & Stubbs LLP filed its reply brief in support of its cross-appeal of the order denying a portion of its special motion to strike. As described below, the Trust has reached settlements with these defendants and these appeals have been dismissed.

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

PART II.  OTHER INFORMATION (CONTINUED)
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

•
On November 4, 2023, the Trust and law firm Rome McGuigan, P.C. agreed to settle the Trust’s pending litigation against that firm and related defendants for $5.0 million. On January 23, 2024, the court granted Rome McGuigan, P.C.’s motion to determine that the settlement with the Trust was reached in good faith. The Trust received the settlement payment on February 12, 2024. This settlement resolved all litigation between the Trust and Rome McGuigan, P.C.

•	The remaining defendants in this action are Haight Brown & Bonesteel LLP and its partner Ted Handel. A status conference is scheduled for June 11, 2024.

Goldberg v. Rome McGuigan, P.C., et al., Case No. 2:20-cv-09958-JFW-SK (C.D. Cal.). On October 28, 2020, the Trust filed a federal lawsuit against four defendants that prevailed on the motions to quash service of summons in the California state court action (Rome McGuigan, P.C.; Brian Courtney; Bailey Cavalieri LLC; and Thomas Geyer), as well as a fifth defendant (Ivan Acevedo), and certain “Doe” defendants.”  The complaint contains counts for (i) violations of section 10(b) of the Exchange Act and Rule 10b-5; (i) aiding and abetting fraud; (iii) aiding and abetting breach of fiduciary duty; (iv) negligent misrepresentation; (v) professional negligence; (vi) aiding and abetting conversion; (vii) actual fraudulent transfer; and (viii) constructive fraudulent transfer.  The conduct challenged in the complaint includes certain of the same conduct challenged in the California state court action, and a footnote in the complaint explains:  “Plaintiff filed an action in Los Angeles Superior Court against [four of these defendants] raising some of the claims asserted in this action.  Those defendants filed a motion to quash service, alleging that the court did not have personal jurisdiction.  The Court granted those motions, and Plaintiff appealed.  Plaintiff brings this action to preserve his rights and ensure that his claims against [the defendants] are adjudicated on the merits.  Should the state court appeal be successful, resulting in two cases being simultaneously litigated on the merits in two forums, [plaintiff] will consider dismissing this action and litigating the case in state court.”  On January 4, 2021, the four defendants from the California state court action filed motions to dismiss this federal lawsuit, and on March 4, 2021, the court entered an order granting those motions in part by dismissing the first count (arising under the federal securities laws), without ruling on the remaining counts (arising under state law) in light of potential personal jurisdiction issues.  On March 29, 2021, the same four defendants again moved to dismiss the remaining counts for lack of personal jurisdiction. On April 23, 2021, the federal court entered an order granting those motions but has not yet entered a final judgment. As noted above, in April 2023, the Trust reached a settlement with Bailey Cavalieri LLC and Thomas Geyer that resolved all litigation between them. Also as noted above, on November 4, 2023, the Trust and law firm Rome McGuigan, P.C. agreed to settle the Trust’s pending litigation against that firm and related defendants for $5.0 million. The settlement payment was received on February 12, 2024. All of the Trust’s claims against Rome McGuigan, P.C. and related defendants are resolved.
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

PART II.  OTHER INFORMATION (CONTINUED)
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

The Trust has filed over 400 legal actions of this nature, many of which have been resolved, resulting in recoveries by or judgments in favor of the Trust. As of May 13, 2024, 34 of these legal actions remain pending.
Since inception and as of May 13, 2024, the Trust has entered into settlements in approximately 237 legal actions and approximately 245 potential avoidance claims for which litigation was not filed, resulting in aggregate settlements of approximately $22.48 million of cash payments made or due to the Trust and approximately $11.28 million in reductions of claims against the Trust.
Additionally, as of May 13, 2024, the Trust has obtained judgments of approximately $169.07 million, including default judgments of approximately $152.89 million and stipulated judgments of approximately $16.18 million. It is unknown at this time how much, if any, will ultimately be collected on these judgments, as stipulated and default judgments are commonly obtained where the defendant has insufficient assets, if any, to satisfy a judgment.
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

Wind-Down Group litigation. The Wind-Down Group owned a portfolio of real estate assets, which included secured loans and other properties.  As part of its recovery efforts, the Wind-Down Group, through its subsidiaries, is involved in ordinary routine litigation incidental to such assets.  Among other litigation, certain Woodbridge entities (including the Trust, the Wind-Down Entity, and WB 8607 Honoapiilani, LLC) filed an action against Certain Underwriters at Lloyd’s of London in Los Angeles Superior Court, alleging that the defendant insurer breached its obligations under an insurance policy purchased to protect a property owned by WB 8607 Honoapiilani (a subsidiary of the Wind-Down Entity) in Hawaii, which property was destroyed by fire in August 2017.  The Superior Court granted the defendant’s motion for summary judgment, and on March 25, 2021 entered judgment in favor of the defendant.  The judgment provided that plaintiffs take nothing by way of the complaint.  Further, the judgment provided that defendant refund plaintiffs for the premium payments under the insurance policy at issue in the lawsuit ($110,829.43), less all amounts paid by the defendant in respect of claims under the policy ($97,770.38) and less defendant’s costs (defendant requested costs of $9,874.71).  Plaintiffs appealed the judgment. The appeal was fully briefed, and oral argument took place before the Court of Appeal on November 21, 2022. After extending its time to rule on the submitted matter, the Court of Appeal entered its ruling on April 19, 2023. In an unpublished opinion, the Court of Appeal affirmed the judgment of the Superior Court and awarded costs on appeal to the respondent Underwriters. Although the Wind Down Entity had a right to petition the California Supreme Court for review, such petitions are rarely granted, and counsel did not believe that there was a realistic chance that the petition would be granted, particularly since the Court of Appeal opinion is unpublished and would not be citable precedent in California. As such, the Court of Appeal opinion became final 30 days after entry, on May 19, 2023.

PART II.  OTHER INFORMATION (CONTINUED)
Item 1A.	Risk Factors

Please see the applicable risks in Item 1A of our Annual Report on Form 10-K filed with the SEC on September 28, 2023.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In accordance with the Plan, all Liquidation Trust Interests have been issued without registration under the Securities Act.  The Liquidation Trust Interests have been issued only to holders of allowed claims in Class 3, Class 4, and Class 5 under the Plan entirely in exchange for such claims.  See “Item 1.  Business - D. Plan Provisions Regarding the Company - 2. Treatment under the Plan of holders of claims against and equity interests in the Debtors” of our Annual Report on Form 10-K filed with the SEC on September 28, 2023. During the period from February 15, 2019 (inception) through March 31, 2024, the Trust has issued an aggregate of 11,543,781 Class A Interests and an aggregate of 677,790 Class B Interests.  As of March 31, 2024, the Trust had 11,514,662 Class A Interests and 675,617 Class B Interests outstanding. All Liquidation Trust Interests were issued on the Plan Effective Date or from time to time thereafter as soon as practicable as and when claims in Class 3, Class 4 or Class 5 have become allowed.
During the three months ended March 31 2024, the Trust did not issue any Liquidation Trust Interests.
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
Item 3.	Defaults Upon Senior Securities

None.
Item 4.	Mine Safety Disclosures

None.
Item 5.	Other Information

None.

PART II.  OTHER INFORMATION (CONTINUED)
Item 6.	Exhibits (CONTINUED)

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

3.3	Amendment No. 3 to Liquidation Trust Agreement dated as of November 1, 2019, incorporated herein by reference to the Quarterly Report on Form 10-Q filed by the Trust on November 9, 2023.

3.4	Amendment No. 4 to Liquidation Trust Agreement dated as of February 5, 2020, incorporated herein by reference to the Current Report on Form 8-K filed by the Trust on February 6, 2020.

3.5*	Amendment No. 5 to Liquidation Trust Agreement dated as of May 9, 2024.

3.6	Amended and Restated Bylaws of Woodbridge Liquidation Trust effective August 21, 2019, incorporated herein by reference to the Registration Statement on Form 10 filed by the Trust on October 25, 2019.

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

101
The following financial statements from the Woodbridge Liquidation Trust Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated statements of net assets in liquidation as of March 31, 2024 and June 30, 2023, (ii) consolidated statements of changes in net assets in liquidation for the three months ended March 31, 2024 and 2023, (iii) consolidated statements of changes in net assets in liquidation for the nine months ended March 31, 2024 and 2023 and (iv) the notes to the consolidated financial statements. XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

 *Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Woodbridge Liquidation Trust

Date: May 13, 2024	By:	/s/ Michael I. Goldberg

Michael I. Goldberg,
Liquidation Trustee