Form 10-K
period 2024-06-30
Woodbridge Liquidation Trust
filed 2024-09-27
CIK 1785494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024
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

At December 31, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A Liquidation Trust Interests held by non-affiliates of the registrant was approximately $35.58 million based upon the average bid and ask price of $3.11. As of December 31, 2023, there were approximately 11.44 million Class A Liquidation Trust Interests held by non-affiliates.

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

The material terms of the Plan which relate to holders of Liquidation Trust Interests (“Interestholder,” “Interestholders” or “All Interestholders”) are described in this Annual Report, as well as in the Disclosure Statement for the First Amended Joint Chapter 11 Plan of Liquidation of The Woodbridge Group of Companies, LLC and Its Affiliated Debtors (the “Disclosure Statement”). The Disclosure Statement was approved by the Bankruptcy Court on August 22, 2018 and was distributed or made available to creditors of the Debtors and other parties in interest pursuant to Section 1125 of Title 11 of the United States Code (the “Bankruptcy Code”).

A copy of the Plan is referenced as Exhibit 2.1 to this Annual Report. A copy of the order of the Bankruptcy Court confirming the Plan is referenced as Exhibit 99.1 hereto.

Statements Regarding Forward-Looking Statements. This Annual Report, and other filings by the Trust with the U.S. Securities and Exchange Commission (“SEC”), or written statements made by the Trust in press releases or in other communications, oral or written, may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act” and, together with the Securities Act, the “Acts”). Such statements include, without limitation, statements (other than historical facts) that address future plans, goals, expectations, activities, events or developments. The Trust has tried, where possible, to use words such as “anticipates”, “if”, “believes,” “estimates,” “plans,” “expects,” “intends,” “forecasts”, “initiative, “objective”, “goal, “projects”, “outlook”, “priorities”, “target”, “evaluate”, “pursue”, “seek”, “potential”, “continue”, “designed”, “impact”, “may”, “could”, “would”, “should”, “will” and similar expressions to identify forward-looking statements. Forward-looking statements are based on current expectations and are subject to substantial risks, uncertainties and other factors, many of which are beyond our control and not all of which can be predicted by the Trust. Such risks and uncertainties include the amount of funds needed for construction defect and other claims, estimated completion date for the Company’s operations, the amount of general and administrative costs, the number and amount of successful Causes of Action  (as defined below) and/or settlements and the ability to recover thereon, the amount of funding required to continue litigations, changes in tax and other governmental rules and regulations applicable to the Trust and its subsidiaries, and other risks identified and described in “Item 1A. Risk Factors” of this Annual Report. Accordingly, the Trust cannot guarantee that any forward-looking statements will be realized, as actual results may differ materially from those identified or implied in any forward-looking statement. These risks and uncertainties are beyond the ability of the Trust to control, and in many cases, the Trust cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

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

The Trust and its wholly-owned subsidiary Woodbridge Wind-Down Entity LLC (the “Wind-Down Entity”) were formed pursuant to the Plan. The purpose of the Trust is to prosecute various causes of action owned by the Trust (the “Causes of Action”), to litigate and resolve claims filed against the Debtors, to pay allowed administrative and priority claims against the Debtors (including professional fees), to receive cash from certain sources and, in accordance with the Plan, to make distributions of cash to Interestholders subject to the retention of various reserves and after the payment of Trust expenses and administrative and priority claims. The Trust has no other purpose. Sources and potential sources of cash include the net proceeds from settlements of various Causes of Action, remittances of cash distributed from the Wind-Down Entity, “Fair Fund” recoveries from the SEC, and assets forfeited to the U.S. Department of Justice (“DOJ”) by former owners and principals of the Debtors (“Forfeited Assets”).

The Wind-Down Entity was formed to develop (as applicable), market, and sell the real estate assets owned by its subsidiaries (the “Wind-Down Subsidiaries” and, with the Wind-Down Entity, the “Wind-Down Group”), in order to generate cash to be remitted to the Trust after the payment of Wind-Down Group expenses and subject to the retention of various reserves. The Trust, the Remaining Debtors (as defined in Section B of this Item 1) and the Wind-Down Group are collectively referred to in this Annual Report as the “Company.”

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

The Trust will be terminated upon the first to occur of (i) the making of all distributions required to be made and a determination by the “Liquidation Trustee” that the pursuit of additional Causes of Action held by the Trust is not justified or (ii) March 31, 2026, subject to the extension of such date with the approval of the Bankruptcy Court. During the year ended June 30, 2023, the Company concluded that its liquidation activities would not be completed by February 15, 2024, which was the original outside termination date of the Trust, for a number of reasons. First, there had been significant delays in certain legal proceedings where the Company was the plaintiff. Second, a construction defect claim was asserted against one of the Wind-Down Subsidiaries (the “Development Entity”) by the buyer of a single-family home sold by the Development Entity.  Based on these factors, the Company projected a revised estimated completion date for the Company’s operations of  approximately March 31, 2026 and filed a motion with the Bankruptcy Court to extend the termination date of the Trust to that date. This motion was granted by the Bankruptcy Court on December 20, 2023. However, the Company may seek one or more additional extensions of the termination date if it deems it necessary or appropriate to facilitate the orderly liquidation of the Trust’s assets, the resolution of the construction defect claim against the Development Entity, or the resolution of the Company’s claims against its insurers and other third parties in connection with the construction defect claim.

The Trust is administered by a Liquidation Trustee. The Liquidation Trustee is authorized, subject to the oversight of a supervisory board currently consisting of five members (the “Supervisory Board”), to carry out the purposes of the Trust.  The Wind-Down Entity is currently managed by a “Board of Managers” consisting of a single member.

Pursuant to the Plan and the Liquidation Trust Agreement of the Trust (as amended, the “Trust Agreement”), a copy of which is referenced as Exhibits 3.2, 3.3, 3.4 and 3.5 to this Annual Report, distributions to Interestholders are made after giving effect to the payment of costs and expenses incurred by the Trust, including the cost of collecting, administering, distributing, and liquidating the Trust assets such as fees and expenses of the Liquidation Trustee, premiums for directors’ and officers’ insurance, fees and expenses of attorneys and consultants and the retention of reserves. Furthermore, cash received by the Trust from the Wind-Down Group is net of the payment of Wind-Down Group costs and the retention of reserves by the Wind-Down Group for contingent liabilities.

Part I
Item 1.	Business (Continued)

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

On August 3, 2023, the Supervisory Board, at the recommendation of the Liquidation Trustee, suspended the making of additional Trust distributions to Interestholders, pending the result of the investigation of a construction defect claim asserted against the Development Entity by the buyer of a single-family home sold by the Development Entity. Holders of Liquidation Trust Interests are advised that to date, the Trust has liquidated substantially all of its real estate assets, and given the pending construction defect claim, the Trust is unable to estimate the timing and amount of future distributions, other than the distribution described below solely in respect of Forfeited Assets to be made to Qualifying Victims1.

On September 19, 2024, a distribution of the net sales proceeds of the Forfeited Assets of approximately $4,100,000 was approved which represents a distribution of approximately $4.65 per $1,000 of Total Net Qualifying Victim Claims. The Trust expects to make the distribution, which is to be paid solely to Qualifying Victims, as soon as practicable following the sale of the last Forfeited Asset, which is expected to occur by December 31, 2024.

1 Pursuant to an agreement with the DOJ, the Trust is required to distribute the net sale proceeds from the Forfeited Assets to the Qualifying Victims. Qualifying Victims consist of the former holders of allowed Class 3 and Class 5 claims as of the Plan Effective Date and their permitted assigns, but do not include former holders of Class 4 claims. Distributions to Qualifying Victims are to be allocated pro-rata based on their net allowed Class 3 and Class 5 claims (“Net Allowed Class 3 and Class 5 Claims”) plus unresolved Class 3 and Class 5 claims without considering the (i) 5% enhancement for contributing their Causes of Action and (ii) 72.5% Class 5 coefficient. As of June 30, 2024, the Net Allowed Class 3 and Class 5 Claims were approximately $881,540,000 and net unresolved Class 3 and Class 5 net claims were approximately $50,000 (together referred to as the “Total Net Qualifying Victim Claims”). Because of the requirement to distribute the net sale proceeds of the Forfeited Assets to Qualifying Victims only, the Forfeited Assets as of June 30, 2024 are presented in the consolidated statement of net assets as restricted net assets in liquidation.

Part I
Item 1.	Business (Continued)

The following table shows the Trust’s eleven cash distributions declared to Class A Interestholders since its February 15, 2019 Plan Effective Date:

The Trust’s distributions have primarily come from the net proceeds of real estate sales, except for the ninth distribution, which included the Trust’s net proceeds from the settlement of litigation against Comerica Bank.

Part I
Item 1.	Business (Continued)

Reflective of the progress toward the completion of its liquidation activities, the following two tables show the Wind-Down Group’s decreasing number of real estate assets and amount of net carrying value of the real estate assets since the Plan Effective Date and through June 30, 2024:

*    One real estate asset was sold and one other asset was reclassified as a real estate asset.

*    One real estate asset was sold and one other asset was reclassified as a real estate asset.

The Trust’s distributed cash through June 30, 2024, together with its distributions payable as of June 30, 2024, totaled approximately $426.19 million. The Trust’s consolidated net assets in liquidation as of June 30, 2024 were approximately $39.87 million.

Part I
Item 1.	Business (Continued)

The Company has completed the majority of its liquidation activities, having liquidated all but two real estate assets with a net carrying value of approximately $0.50 million, and has a small number of unresolved Causes of Action remaining. As a result, currently the primary focus of the Wind-Down Group is resolving the construction defect claim asserted against the Development Entity, as summarized in the following paragraphs.

During the year ended June 30, 2023, a construction defect claim was asserted against the Development Entity, and the Development Entity tendered the construction defect claim to its insurance carriers. As of June 30, 2024, the carrier had not accepted the claim. On August 9, 2024, the Development Entity filed a lawsuit against two insurance carriers seeking to have the insurance carriers pay for or contribute to the costs necessary to address the construction defect claim. In addition, on May 28, 2024, the Development Entity filed a lawsuit against the prior owner, contractors and other professionals involved in the development of the site and the construction of the home seeking to have them pay for or contribute to the costs incurred to address the construction defect claim. Both of these lawsuits are further described in “Item 3. Legal Proceedings”.

The Development Entity is also addressing the claim by continuing its investigation of the extent and causes of the alleged damage, identification of other potentially responsible persons, and planning for repairs of the property.

During the quarter ended June 30, 2024, the Company accrued an estimate of approximately $5.0 million for initial costs expected to be incurred relating to the construction defect claim asserted against the Development Entity. The accrual consists primarily of estimated construction and related costs for the initial phase of repair work. It also includes legal and professional fee estimates for pursuing litigation related to the construction defect and insurance claims. The initial repair and cost estimates are based on investigations completed to date by the Development Entity’s soil and geotechnical engineers and the currently proposed initial repair plans which are subject to further review and revisions. The initial repair plans are currently under review by the City of Los Angeles Department of Building and Safety (“LADBS”).

The Development entity’s soil and geotechnical engineers and other consultants will continue their monitoring of the home and will respond to comments and questions as necessary from LADBS and other engineers and consultants. Once plans are approved by LADBS, the Development Entity will obtain updated cost estimates for the initial repair. Following the initial repairs, additional costs will be incurred to monitor the home and complete additional repairs, if necessary. The scope of additional work that may be required to repair the home will depend on the outcome of the initial repairs. Accordingly, the Development Entity is currently unable to estimate the cost necessary to complete the repair of the home. These costs could be material and in in excess of the Company’s $5.0 million accrual as of June 30, 2024.

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

As of the Plan Effective Date, each of the Debtors’ directors, officers and managers was terminated and the Trust succeeded to all of their powers in respect of the assets vested in the Trust. Each of the Debtors, other than the Remaining Debtors, was automatically dissolved on the Plan Effective Date pursuant to the Plan.

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

The proceeds of the sale of Units and Notes were not used for the purposes that were represented to investors, but were instead used to pay (i) over $400 million of “interest” and “principal” to existing investors, (ii) approximately $64.5 million in commissions to sales agents engaged in the sale of the investments, and (iii) at least $21.2 million for the personal benefit of Shapiro or his related entities or family members (including, for example, the purchase of luxury items, travel, wine, and the like). Additionally, the Debtors and Shapiro used investor funds to purchase at least 193 residential and commercial properties located primarily in Los Angeles, California, and Carbondale, Colorado. The Debtors had one segment, known as “Riverdale” which did, in fact, originate loans to unrelated third parties, but the dollar amount of these third-party loans was a fraction of the amount of the loans made to disguised affiliates.

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

Part I
Item 1.	Business (Continued)

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

Part I
Item 1.	Business (Continued)

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

Formerly under the Plan and the Wind-Down Entity LLC Agreement, the Wind-Down Entity was required to be managed by a three-member Board of Managers, one of whom was required to be the Chief Executive Officer. On November 30, 2022, the Wind-Down Entity LLC Agreement was amended to reduce the Wind-Down Entities’ Board of Managers to two members and to eliminate the requirement that the Chief Executive Officer serve as a member of the Board of Managers. On March 27, 2023, following the sale of the last single-family home, the Wind-Down Entity LLC Agreement was further amended to reduce the Board of Managers to one person.

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

2.	Treatment under the Plan of holders of claims against and equity interests in the Debtors

The Plan identified 12 types of Claims against and equity interests in the Debtors, eight of which were “classified” (i.e., placed into formalized classes under the Plan) and four of which are not. Claims required to be paid in full under the Plan are referred to as “Unimpaired Claims.” Four types of claims are not classified—(i) claims arising under Bankruptcy Code sections 503(b), 507(a)(2), 507(b), or 1114(e)(2) (“Administrative Claims”), (ii) claims by professionals employed in the Bankruptcy Cases pursuant to Bankruptcy Code sections 327, 328, 1103, or 1104 for compensation or reimbursement of costs and expenses relating to services provided during the period from the Petition Date through and including the Plan Effective Date (“Professional Fee Claims”), (iii) tax claims entitled to priority under Bankruptcy Code section 507(a)(8) (“Priority Tax Claims”), and (iv) debtor-in-possession financing claims (“DIP Claims”). The foregoing claims are all Unimpaired Claims and have been or will be paid in full. Although the amounts may be subject to negotiation based on the Debtors’ and creditors’ records, and to ultimate determination, if necessary, in the Bankruptcy Court, liabilities resulting from any such Administrative Claims, Professional Fee Claims, Priority Tax Claims, and DIP Claims that are allowed are analogous, in substance, to accounts payable. As of September 27, 2024, there were no allowed and unpaid DIP Claims. As of September 27, 2024, there were no unpaid Administrative Claims, approximately $.11 million of unpaid Priority Tax Claims and no remaining unpaid Administrative Claims or Professional Fee Claims.

Part I
Item 1.	Business (Continued)

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

Holders of Class 1 Claims are creditors of the Wind-Down Entity, and holders of Class 2 Claims are creditors of the Trust. Although the amounts may be subject to negotiation based on the Debtors’ and creditors’ records, and to ultimate determination, if necessary, in the Bankruptcy Court, liabilities resulting from any such claims that are allowed are analogous, in substance, to accounts payable. As of September 27, 2024, there were no allowed and unpaid Class 1 Claims or Class 2 Claims.

Under the Plan, three Classes of claims, when the claims are allowed under the Plan, entitle the holders thereof to become holders of Liquidation Trust Interests. The holders of these claims belonged, as of the Petition Date, to one or more of the following categories:

Part I
Item 1.	Business (Continued)

•	Standard Note Claims (Class 3)

•	General Unsecured Claims (Class 4)

•	Unit Claims (Class 5)

Standard Note Claims are Claims arising from any and all investments, interests or other rights with respect to any of the seven Debtors identified as a “Fund Debtor” under the Plan that were styled, marketed or sold as “notes,” “mortgages,” or “loans.” As of September 27, 2024, the aggregate outstanding amount of allowed Class 3 Standard Note Claims (net of prepetition distributions of interest) was approximately $702.68 million, including those Class 6 Non-Debtor Loan Note Claims that were reclassified as Class 3 Standard Note Claims in accordance with the Plan. See “Holders of Non-Debtor Loan Note Claims” below. The Trust’s estimate of the aggregate outstanding amount of disputed Class 3 Standard Note Claims as of September 27, 2024 is approximately $0.06 million (in each case, net of prepetition distributions of interest).

General Unsecured Claims include any unsecured, non-priority claim asserted against any of the Debtors that is not a Note Claim, Subordinated Claim or Unit Claim, and generally include the claims of trade vendors, landlords, general liability claimants, utilities, contractors, employees and numerous others. As of September 27, 2024, the aggregate outstanding amount of allowed Class 4 General Unsecured Claims was approximately $6.04 million, and the Trust estimates that the aggregate outstanding amount of disputed Class 4 General Unsecured Claims as of September 27, 2024 was approximately $0.10 million.

Unit Claims are Claims arising from any and all investments, interests or other rights with respect to any of the seven Debtors identified as a “Fund Debtor” under the Plan that were styled, marketed or sold as “units.” As of September 27, 2024, the aggregate outstanding amount of allowed Class 5 Unit Claims was approximately $178.86 million, and the Trust estimates that there are no outstanding disputed Class 5 Unit Claims as of September 27, 2024 (in each case, net of prepetition distributions of interest).

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

Part I
Item 1.	Business (Continued)

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

3.	Assets and liabilities of the Company

The following is the Company’s consolidated statements of net assets in liquidation as of the Plan Effective Date and June 30, 2024 ($ in millions):

	Plan
	Effective
	Date	June 30, 2024

Cash, cash equivalents and short-term investments	$36.02	$56.01
Restricted cash	0.32	4.91
Other assets:
Net real estate assets held for sale, net	582.71	0.50
Miscellaneous	2.29	1.96
Subtotal other assets	585.00	2.46

Total assets	$621.34	$63.38

Accounts payable and accrued liabilities	5.78	0.02
Distributions payable	-	0.79
Accrued liquidation costs	232.07	22.70

Total liabilities	$237.85	$23.51

Net assets in liquidation:
Restricted for Qualifying Victims	-	4.11
All Interestholders	383.49	35.76

Total net assets in liquidation	$383.49	$39.87

Part I
Item 1.	Business (Continued)

The status of outstanding Unimpaired and Impaired Claims as of September 27, 2024 is summarized below, with amounts in millions:

	Estimated		Disputed Claims
	Allowed		at Asserted
	Claims		Amount
Unimpaired Claims (Liabilities)	$0.05		$0.11
Impaired Claims (Beneficial Interests)	$887.66	(a)	$0.16

(a)	Includes an estimated $0.08 million of additional claims expected to be allowed from the approximate $0.16 million of disputed claims.

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

As of September 27, 2024, approximately $887.58 million of Class 3, Class 4 and Class 5 Claims are allowed. The Trust estimates, as of September 27, 2024, that approximately $0.08 million of additional Class 3, Class 4 and Class 5 Claims will ultimately be allowed. As more such claims become allowed, additional Liquidation Trust Interests will be granted. The percentage recovery to be received by each Class A Interestholder will be based on (i) the amount of cash ultimately available for distribution to such holders; and (ii) the actual amount of Class 3, Class 4, and Class 5 Claims that ultimately become allowed.

The Plan provides for a Liquidation Trust Interests Waterfall that specifies the priority and manner of distribution of available cash, excluding distributions of the net proceeds from Forfeited Assets. On each distribution date, the Liquidation Trustee is required to distribute available cash as follows:

Part I
Item 1.	Business (Continued)

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

•
Thereafter, to each Interestholder of a Liquidation Trust Interest (whether a Class A Interest or a Class B Interest) pro rata based on such Interestholder’s number of Liquidation Trust Interests until the aggregate amount of all such distributions on account of the Liquidation Trust Interests equals an amount equivalent to interest, at a per annum fixed rate of 10%, compounded annually, accrued on the aggregate principal amount of all Net Note Claims, allowed General Unsecured Claims, and Net Unit Claims outstanding from time to time on or after December 4, 2017, treating each distribution of available cash made after the Plan Effective Date pursuant to the immediately preceding two subparagraphs as reductions of such principal amount; and

•
Thereafter, pro rata to the holders of allowed Subordinated Claims until such claims are paid in full, including interest, at a per annum fixed rate of 10% or such higher rate as may be specified in any consensual agreement or order relating to a given Interestholder, compounded annually, accrued on the principal amount of each allowed Subordinated Claim outstanding from time to time on or after December 4, 2017.

On August 3, 2023, the Supervisory Board, at the recommendation of the Liquidation Trustee, suspended the making of additional Trust distributions to Interestholders, pending the result of the investigation of a construction defect claim asserted against the Development Entity by the buyer of a single-family home sold by the Development Entity.  Holders of Liquidation Trust Interests are advised that to date, the Trust has liquidated substantially all of its real estate assets, and given the pending construction defect claim, the Trust is unable to estimate the timing and amount of future distributions, other than the distribution described below solely in respect of Forfeited Assets to be made to Qualifying Victims.

On September 19, 2024, a distribution of the net sales proceeds of the Forfeited Assets of approximately $4,100,000 was approved which represents a distribution of approximately $4.65 per $1,000 of Total Net Qualifying Victim Claims. The Trust expects to make the distribution, which is to be paid solely to Qualifying Victims, as soon as practicable following the sale of the last Forfeited Asset, which is expected to occur by December 31, 2024.

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

The following tables summarize the distributions declared, distributions paid and the activity in the restricted cash account for the periods from February 15, 2019 (inception) through June 30, 2024 and from February 15, 2019 through September 27, 2024:

Part I
Item 1.	Business (Continued)

			During the Period from February 15, 2019 (inception) through June 30, 2024 ($ in Millions)			During the Period from February 15, 2019 (inception) through September 27, 2024 ($ in Millions)
Date Declared		$ per Class A Interest	Total Declared	Paid	Restricted Cash Account	Total Declared	Paid	Restricted Cash Account

Distributions Declared
First	3/15/2019	$3.75	$44.70	$42.32	$2.38	$44.70	$42.32	$2.38
Second	1/2/2020	4.50	53.44	51.20	2.24	53.44	51.20	2.24
Third	3/31/2020	2.12	25.00	24.19	0.81	25.00	24.19	0.81
Fourth	7/13/2020	2.56	29.97	29.24	0.73	29.97	29.24	0.73
Fifth	10/19/2020	2.56	29.96	29.21	0.75	29.96	29.21	0.75
Sixth	1/7/2021	4.28	50.01	48.67	1.34	50.01	48.67	1.34
Seventh (a)	5/13/2021	2.58	30.04	29.35	0.69	30.04	29.35	0.69
Eighth	10/8/2021	3.44	40.02	39.14	0.88	40.02	39.14	0.88
Ninth	2/4/2022	3.44	39.98	39.15	0.83	39.98	39.15	0.83
Tenth	6/15/2022	5.63	65.02	64.19	0.83	65.02	64.19	0.83
Eleventh	5/10/2023	2.18	25.02	24.90	0.12	25.02	24.90	0.12
Subtotal		$37.04	$433.16	$421.56	$11.60	$433.16	$421.56	$11.60

Distributions Returned / (Reversed)
Disallowed/cancelled (b)					(6.68)			(6.68)
Returned (c)					0.74			0.74
Forfeited (d)					(1.13)			(1.13)
Subtotal					(7.07)			(7.07)

Distributions Paid from Reserve Account (e)					(3.75)			(3.82)

Distributions Payable, Net				as of 6/30/2024:	$0.78		as of 9/27/2024:	$0.71

(a)	The seventh distribution included the cash the Trust received from Fair Funds.
(b)	As a result of claims being disallowed or Class A Interests cancelled.
(c)	Distribution checks returned or not cashed.
(d)	Distributions forfeited as Interestholders did not cash checks that were over 180 days old.
(e)	Paid as claims are allowed or resolved.

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

Pursuant to the Plan and the Trust Agreement, the activities of the Liquidation Trustee are subject to the supervision of the Supervisory Board. Under the Plan, the Supervisory Board has the rights and powers of a duly elected board of directors of a Delaware corporation. The Supervisory Board is charged with supervision of the Liquidation Trustee in accordance with the Plan and the Trust Agreement, determination of the Liquidation Trustee’s incentive compensation, if any, and approval of the appointment of any successor Liquidation Trustee. In the event that votes or consents by the Supervisory Board for and against any matter (other than any matter regarding the supervision, evaluation or compensation of the Liquidation Trustee) are equally divided, the Liquidation Trustee has the power to cast the deciding vote.

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

In the event that a member of the Supervisory Board is removed, dies, becomes incapacitated, resigns or otherwise becomes unavailable for any reason, such member’s replacement shall be appointed in accordance with the Plan, which establishes procedures for the appointment of such replacements. If a member of the Supervisory Board nominated by the Unsecured Creditors’ Committee is no longer available for any reason, then the remaining member(s) selected by the Unsecured Creditors’ Committee are to select the replacement member(s). If a member of the Supervisory Board nominated by either the Noteholder Committee or the Unitholder Committee is no longer available for any reason, then the available former members of the Noteholder Committee or Unitholder Committee, as applicable, are to be requested to, and may, select a replacement. If no former members of the Noteholder Committee or the Unitholder Committee, as applicable, are reasonably available and willing to make the selection, then the remaining members of the Supervisory Board are to select the replacement member(s). The Supervisory Board decided not to replace the member that resigned on March 5, 2024.

Holders of Liquidation Trust Interests have no voting rights with respect to the selection or replacement of the Liquidation Trustee or the Delaware Trustee and have no other voting rights.

Part I
Item 1.	Business (Continued)

The Audit Committee of the Trust was appointed by the Supervisory Board to oversee (i) the integrity of the annual, quarterly and other financial statements of the Trust, (ii) the independent auditor’s qualification and independence, (iii) the performance of the Trust’s independent auditor, and (iv) the compliance by the Trust with legal and regulatory requirements. The Audit Committee also is authorized, subject to final review by all disinterested members of the Supervisory Board in each case, to review and approve all related person transactions in which the Trust is a participant as provided for in the Trust’s Related Person Transaction Policy. The Audit Committee is comprised of M. Freddie Reiss, who also serves as Chairman of the committee.

The Cybersecurity Committee of the Trust was formed on May 9, 2024. The Cybersecurity Committee oversees compliance with the SEC’s cybersecurity rule, including assessing and managing cybersecurity risks, and monitoring the prevention, detection, mitigation and remediation of cybersecurity incidents. M. Freddie Reiss is the sole member of the committee.

2.	The Wind-Down Group

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

Subject to the Plan and the Wind-Down Entity LLC Agreement, the Board of Managers also is charged with the supervision and oversight of the Chief Executive Officer. In addition to the Chief Executive Officer, the Wind-Down Entity had three employees as of September 27, 2024.

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

•	invest cash of the Debtors and their estates, including any cash realized from the liquidation of the assets of the Wind-Down Entity;

Part I
Item 1.	Business (Continued)

•	negotiate, incur, and pay the expenses of the Wind-Down Entity;

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

Trust
During the remainder of the fiscal year ending June 30, 2025, the Trust’s primary activities will primarily consist of resolving its remaining claims, including Priority Tax Claims filed against the Debtors; closing out the remaining unresolved Causes of Action relating to avoidance actions; distributing the net sale proceeds of the Forfeited Assets to the Qualifying Victims; and other trust activities. In accordance with the Plan, the Trust periodically evaluates its ability to make future distributions.

On August 3, 2023, the Supervisory Board, at the recommendation of the Liquidation Trustee, suspended the making of additional Trust distributions to Interestholders, pending the result of the investigation of a construction defect claim asserted against the Development Entity by the buyer of a single-family home sold by the Development Entity.  Holders of Liquidation Trust Interests are advised that to date, the Trust has liquidated substantially all of its real estate assets, and given the pending construction defect claim, the Trust is unable to estimate the timing and amount of future distributions, other than the distribution described below solely in respect of Forfeited Assets to be made to Qualifying Victims.

On September 19, 2024, a distribution of the net sales proceeds of the Forfeited Assets of approximately $4,100,000 was approved which represents a distribution of approximately $4.65 per $1,000 of Total Net Qualifying Victim Claims. The Trust expects to make the distribution, which is to be paid solely to Qualifying Victims, as soon as practicable following the sale of the last Forfeited Asset, which is expected to occur by December 31, 2024.

Wind-Down Group

During the remainder of the fiscal year ending June 30, 2025, the Wind-Down Group will continue to address the construction defect claim asserted against the Development Entity by the buyer of a single-family home sold by the Development Entity. The Development Entity is planning for necessary repairs, including working with third-party engineers and consultants to obtain governmental approval of the initial repair plans. When the repair plans are approved, the Development Entity expects to coordinate the completion of initial repairs with third-party contractors and consultants. Following the initial repairs, additional time will be necessary to monitor the home and evaluate the need for additional repairs. The Development Entity also intends to continue to pursue its claims against its insurance carriers and other potential responsible parties.

Part I
Item 1.	Business (Continued)

The Wind-Down Group will also manage the liquidation of its few remaining assets, which includes a performing secured loan which matures on December 15, 2024, and other activities as needed. The Wind-Down Group expects to fund its operating costs primarily with cash, cash equivalents and short-term investments on hand.

4.	Termination and dissolution of the Company

The Trust is required to be terminated, and the Liquidation Trustee discharged from duties, at such time as: (i) the Liquidation Trustee determines that the pursuit of additional Causes of Action held by the Trust is not likely to yield sufficient additional proceeds to justify further pursuit of such Causes of Action and (ii) all distributions required to be made by the Liquidation Trustee to the holders of allowed claims and to the Interestholders under the Plan and the Trust Agreement have been made. Notwithstanding the above, the Trust has a limited life and was originally to be terminated no later than February 15, 2024 unless the Bankruptcy Court, upon motion made within the six-month period before such date, determines that a fixed period extension is necessary to facilitate or complete the recovery on, and liquidation of, the Trust’s assets. However, the Bankruptcy Court may not grant an extension that, together with any prior extensions, exceeds three years unless the Trust has obtained a favorable letter ruling from the Internal Revenue Service to the effect that the further extension would not adversely affect the status of the Trust as a liquidating trust for federal income tax purposes.

During the year ended June 30, 2023, the Company concluded that its liquidation activities would not be completed by February 15, 2024 for a number of reasons. First, there had been significant delays in certain legal proceedings where the Company was the plaintiff. Second, a construction defect claim was asserted against the Development Entity by the buyer of a single-family home sold by the Development Entity.  Based on these factors, the Company projected a revised estimated completion date for the Company’s operations of  approximately March 31, 2026 and filed a motion with the Bankruptcy Court to extend the termination date of the Trust to that date. This motion was granted by the Bankruptcy Court on December 20, 2023. However, the Company may seek one or more additional extensions of the termination date if it deems it necessary or appropriate to facilitate the orderly liquidation of the Trust’s assets, the resolution of the construction defect claim against the Development Entity, the resolution of the Company’s claims against its insurers and other third parties in connection with the construction defect claim, or for other reasons.

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

Risks Relating to the Liquidation Trust Interests

The Trust cannot predict the timing or amount of future distributions to the Interestholders, if any. The Trust will make distributions to the Interestholders only if and to the extent that it receives remittances from the Wind-Down Entity, proceeds from the limited remaining unresolved Causes of Action or Forfeited Assets, and then only to the extent that such remittances or proceeds and its cash, cash equivalents and short-term investments exceed any amounts withheld by the Liquidation Trustee for, among other things, payment of, and reserves for, Trust expenses and funding of the prosecution of unresolved Causes of Action. Such cash receipts, payments and reserves cannot be predicted with certainty because they are subject to conditions beyond the Trust’s control, or which are inherently uncertain. Remittances by the Wind-Down Entity will depend on the amount and timing of the Wind-Down Group’s operating expenses and potential construction defect claims costs and reserves for contingent liabilities. Cash proceeds from Causes of Action will depend on the Trust obtaining, and recovering on, favorable judgments or settlements with respect to Causes of Action. On August 3, 2023, the Supervisory Board, at the recommendation of the Liquidation Trustee, suspended the making of additional Trust distributions to Interestholders, pending the result of the investigation of a construction defect claim asserted against the Development Entity by the buyer of a single-family home sold by the Development Entity.  Holders of Liquidation Trust Interests are advised that to date, the Trust has liquidated substantially all of its real estate assets, and given the pending construction defect claim, the Trust is unable to estimate the timing and amount of future distributions, other than the distribution solely in respect of Forfeited Assets to be made to Qualifying Victims. On September 19, 2024, a distribution of the net sales proceeds of the Forfeited Assets of approximately $4,100,000 was approved which represents a distribution of approximately $4.65 per $1,000 of Total Net Qualifying Victim Claims. The Trust expects to make the distribution, which is to be paid solely to Qualifying Victims, as soon as practicable following the sale of the last Forfeited Asset, which is expected to occur by December 31, 2024.

The Liquidation Trust Interests are not suitable as a long-term investment. The Company intends to complete the liquidation in as short a time as is consistent with the maximization of the value of its assets. The Company currently projects an estimated completion date for the Company’s operations of approximately March 31, 2026, which date may be extended, subject to approval of the Bankruptcy Court, if the Company deems it necessary or appropriate to facilitate the orderly liquidation of the Trust’s assets, the resolution of the construction defect claim against the Development Entity, or the resolution of the Company’s claims against its insurers and other third parties in connection with the construction defect claim. If the estimated termination date is extended, additional accrued liquidation costs will need to be recorded.

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

The Trust cannot predict with certainty the percentage of distributions to which each holder of a Class A Interest will be entitled. Such percentage will depend on the total number of Liquidation Trust Interests that ultimately are granted. Additional Liquidation Trust Interests will be granted to holders of disputed claims as and when the Trust resolves such claims, at which time they become allowed claims under the Plan. To the extent that additional Liquidation Trust Interests are granted to the holders of allowed claims, the percentage of distributions to which each holder of a Class A Interest is entitled will decrease. To the extent that additional claims are not allowed, no additional Liquidation Trust Interests will be granted in respect thereof and the percentage of distributions to which each holder of a Class A Interest is entitled will increase. As of September 27, 2024, $887.58 million of Class 3, Class 4 and Class 5 Claims have become allowed claims. The Trust estimates, as of September 27, 2024, that approximately $0.08 million of additional Class 3 and Class 4 Claims will ultimately be allowed. However, the actual amount of allowed claims may be materially different from the estimate.

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

The market price for Class A Interests may be volatile. Many factors could cause the market price of Class A Interests to rise and fall, including the following:

•	Declaration and payment of distributions;

•	Timing and costs necessary to address the construction defect claim.

•	Developments affecting the prosecution of the unresolved Causes of Action;

•	Actual or anticipated fluctuations in the Trust’s or the Wind-Down Group’s quarterly or annual financial results;

•	Various market factors or perceived market factors, including rumors, whether or not correct, involving the Trust and the Wind-Down Group;;

•	Sales, or anticipated sales, of large blocks of Liquidation Trust Interests, including short selling by investors;

•	Additions or departures of key personnel;

•	Regulatory or political developments;

•	Litigation and governmental or regulatory investigations;

•	Changes in real estate market conditions; and

•	General economic, political, and financial market conditions or events.

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

Part I
Item 1A.	Risk Factors (Continued)

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

Risks Relating to Real Estate Assets

The Wind-Down Group may remain subject to potential liabilities for construction defects for an extended period of time following the sale of its properties. In connection with its sales of developed real properties and pursuant to applicable law, the Wind-Down Group may face potential claims for construction defects for up to 10 years following the completion of construction. There can be no assurance that contractors’ guaranties and warranties will be adequate to indemnify the Wind-Down Group against all such claims. In the ordinary course of business, the Wind-Down Group obtained liability insurance in order to address its potential liability for construction defects. If contractors’ guaranties and insurance policies were to prove insufficient, or insurance carriers continue to refuse providing coverage under our policies, the Wind-Down Group may become exposed to further costs, including potentially expensive litigation and significant adverse judgments. Any significant liabilities resulting from such post-sale obligations may adversely affect the Wind-Down Group’s financial position, net assets in liquidation and cash flow which could, in turn adversely affect the Trust’s ability to make distributions to its Interestholders. Furthermore, the amount of cash available for distribution to the Trust upon completion of the Wind-Down Group’s activities may be affected by reserves that the Wind-Down Group may set aside in order to make reasonable provision for future or unknown construction defect claims. There is also no guarantee that the estimated reserves will be sufficient to cover unknown future liabilities.

The Wind-Down Group’s working capital may not be sufficient to cover construction defect claims and its liquidation activities and the Wind-Down Group has no ability to access third-party capital. As of August 31, 2024, and June 30, 2024, the Wind-Down Group had existing unrestricted cash and cash equivalents of approximately $9.10 million and $9.36 million, respectively. The Wind-Down Group does not have access to any line of credit.

The Wind-Down Group has liquidated substantially all of its real estate assets. The Wind-Down Group’s real estate asset portfolio as of June 30, 2024, consisted of a performing secured loan and single-family home subject to a life estate, with an aggregate net carrying value of $0.50 million. The Company does not expect to add any new real estate assets to its portfolio. The Company expects to receive the remaining payments on its performing secured loan, including the principal balance of $0.26 million, upon its maturity on December 15, 2024. The Company is uncertain when the single-family home will be liquidated, or the amount it will receive upon its liquidation, which may be less than its carrying value. Accordingly, the Wind-Down Group’s real estate assets represent a very limited source of future distributions to the Trust.

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

Risks Relating to Limited Purpose

The Trust has a limited purpose. The Trust cannot conduct any trade or business for profit. The Trust was formed pursuant to a chapter 11 bankruptcy plan. The Trust’s purpose is to prosecute Causes of Action, to litigate and resolve claims filed against the Debtors, to pay Allowed Administrative Claims and Priority Claims against the Debtors (including professional fees), to receive cash from certain sources and, in accordance with the Plan, to make distributions of cash to Interestholders.

Part I
Item 1A.	Risk Factors (Continued)

The Trust does not expect to generate or receive cash other than from limited sources. Currently, the Trust’s primary source of cash is from interest income. The Trust no longer expects to receive significant remittances from the Wind-Down Entity because the Wind-Down Entity’s remaining portfolio, and substantially all of the Causes of Action have been resolved.

The Trust’s cash may be invested only in investments permissible under applicable Treasury regulations. Cash is expected to be held in demand and time deposits, such as short-term deposits in banks or other savings institutions or other temporary, liquid investments such as Treasury bills. Such investments are likely to bear only low rates of interest. There can be no assurance that cash will earn interest or dividends at a rate in excess of inflation, or at all. The Liquidation Trustee will not be liable in the event of the insolvency or failure of any institution in which deposits are held.

Risks Relating to Uncertainties Relating to Causes of Action

The amount and timing of receipts, if any, from Causes of Action is inherently speculative and risky and cannot be predicted with certainty. The Trust does not expect to receive the proceeds of the limited remaining unresolved Causes of Action unless and until it successfully obtains judgments or concludes settlements with respect to such unresolved Causes of Action and is successful in recovering on such judgments or settlements. The Trust may not be successful in litigating unresolved Causes of Action or, if it is successful, there could be a significant delay before any recovery is obtained). The outcome of litigation is inherently speculative and uncertain, and there can be no assurance that the Trust will obtain a favorable judgment or settlement with respect to any particular unresolved Cause of Action. Due to the speculative and risky nature of litigation and settlement efforts, the Company is unable to make any meaningful determination of the potential outcome or value, in the aggregate, of the unresolved Causes of Action.

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

Risks Relating to Deposits with Financial Institutions

Our cash, cash equivalents, short-term investments and restricted cash may be exposed to the failure of banking institutions. While we seek to minimize our exposure to third-party losses of our cash, cash equivalents, short-term investments and restricted cash, we hold our balances in a number of financial institutions. Notwithstanding their size and reserves, such institutions remain subject to the risk of failure. If, in the future, the financial institutions with which we maintain deposits or transact business enter into receivership or become insolvent, there can be no guarantee that the Department of the Treasury, the Federal Reserve or the FDIC will intercede to protect depositors and customers. If, at any time, our deposits with any financial institution exceed the FDIC insurance limit, the Company’s deposits may be subject to loss. The Company’s access to its cash, cash equivalents and short-term investments could also become limited, impairing the Company’s ability to fund its remaining liquidation activities. In addition, if any parties with which we conduct business are unable to access funds pursuant to lending relationships or their deposit accounts with such a financial institution, the ability of such parties to continue to perform their obligations to us could be adversely affected, which, in turn, could have a material adverse effect on our liquidation activities and changes in net assets in liquidation.

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

The Company’s success depends on the continuing contributions of its key personnel. The Wind-Down Group has a skilled management team to oversee the resolution of construction defect claims, the liquidation of its remaining real estate assets and the accounting and financial reporting for the Trust. However, it does not have agreements with any key personnel that hinders such individuals’ ability to quit at will and, thus, any executive officer or key employee may terminate his or her relationship with the Wind-Down Group at any time upon relatively short notice.

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

Part I
Item 1A.	Risk Factors (Continued)

The Trust may be restricted under applicable federal tax rules from retaining cash, cash equivalents, short-term investments or restricted cash. Under applicable IRS rules, liquidating trusts are not permitted to receive or retain cash, cash equivalents, short-term investments or restricted cash in excess of a “reasonable” amount to meet claims and contingent liabilities or to maintain the value of the assets during liquidation. It is unclear whether the Trust’s retained cash, cash equivalents, short-term investments or restricted cash, will be determined to be an amount in excess of such limit.

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

Risks Relating to Accounting, Financial Reporting and Information Management

The Company’s consolidated financial statements are prepared on the Liquidation Basis of Accounting, which requires the estimation of the future value of assets and the amount of projected expenses. Estimates by management may be based on, among other things, the estimated termination date of the Trust, the forward yield curve and future cash balances,  the levels of general and administrative expenses (such as payroll, legal and professional fees, and other expenses) and costs of potential construction defect claims. However, the actual realized value of the Company’s assets and the Company’s actual expenses are likely to differ from the estimated amounts reported in the Company’s consolidated financial statements, and such differences may be material and possibly adverse.

The Wind-Down Entity’s and the Trust’s operating costs, including reserves for construction defect claims that are included in accrued liquidation costs may be more than anticipated. The projected costs may be less than the actual costs, and the length of time required to complete the liquidation process may be longer than the time that was estimated. The actual amount of costs will likely be different than the amounts included in the consolidated financial statements and may be materially more than estimated.

The Company’s consolidated financial statements do not include any future recoveries from unresolved Causes of Action, stipulated and default judgments. The Company’s consolidated financial statements are prepared using the Liquidation Basis of Accounting, under which future recoveries are recorded only if the Company has executed an agreement, final court approval is received (if applicable) and collectability is reasonably assured. Because the Company is unable to reasonably estimate future recoveries, if any, from unresolved Causes of Action, stipulated and default judgments and future Fair Fund recoveries are expected, such items have not been recognized in the Company’s consolidated financial statements. Therefore, the Company’s consolidated financial statements are not expected to provide prospective investors in the Liquidation Trust Interests with meaningful information regarding such future recoveries.

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

Part I
Item 1B.	Unresolved Staff Comments

None.

Item 1C.	Cybersecurity

Risk Management and Strategy

The Company maintains IT general controls to identify, assess, monitor and control current and future potential risks, which include cybersecurity risks.  The Company’s cybersecurity program is generally designed to prevent, identify, and respond to security incidents and threats in a timely manner to minimize the loss or compromise of sensitive information and to ensure regulatory compliance as applicable.  The program is reasonably designed to protect our information, and that of our Interestholders, from unauthorized access and is based on recognized frameworks established by the National Institute of Standards and Technology.

The Company engages consultants, or other third parties, in connection with our risk assessment processes. These service providers assist us in designing and implementing cybersecurity policies and procedures, as well as to monitor and test our safeguards.

The Company has a risk management program designed to assess risks associated with third-party providers based on the services they provide and the data they have access to. Our process for assessment of risks includes evaluation of our processes and data types, classification of data types by risks related to privacy, confidentiality and availability, and identification of internal parties and external vendors with access to these risks. Risk management includes access administration, change management, and data center operations considerations practiced internally and assessed for appropriateness in our vendor review process, which includes review of the System and Organization Controls (“SOC”) reports and IT audit testing for requirements which are not covered by SOC reports.

In addition to quarterly reporting to the Cybersecurity Committee, the Company has protocols by which certain security incidents are escalated within the Company and, where appropriate, reported in a timely manner to both the Cybersecurity and Audit Committees.  All employees with network access receive cybersecurity awareness training.

The Company maintains a cyber insurance policy with a one-million-dollar aggregate limit. The coverage includes network security and privacy liability, regulatory investigations, fines and penalties, media liability, breach management expenses, business interruption, contingent business interruption, digital asset destruction, data retrieval and system restoration, system failure coverage, social engineering and cyber-crime coverage, reputational loss coverage, cyber extortion and ransomware coverage, breach response and remediation expenses and court attendance costs.

As of the date of this filing, we have not encountered cybersecurity challenges that have materially impaired our operations or financial standing and we are not aware of any cybersecurity risks that are reasonably likely to materially affect our operations or financial standing. However, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on our operations or financial standing. For additional information regarding risks from cybersecurity threats, please refer to “Item 1A “Risk Factors,” in this annual report on Form 10-K.

The Board’s Oversight of Cybersecurity Risk

The Supervisory Board has delegated governance and oversite of cybersecurity matters to the Cybersecurity Committee.  The sole member of the Cybersecurity Committee is M. Freddie Reiss.  The Cybersecurity Committee’s responsibilities include reviewing and discussing with management the Company’s privacy and data security, including cybersecurity, risk exposures, policies and practices, and the steps management has taken to detect, monitor and control such risks and the potential impact of those exposures on our business, financial results, operations, and reputation.

Part I
Item 1C.	Cybersecurity (Continued)

The Cybersecurity Committee will receive prompt updates from officers regarding material cybersecurity incidents that come to management’s attention. The Cybersecurity Committee will receive quarterly updates which address relevant cybersecurity issues and risks, if any.  These reports are provided by the officers of the Wind-Down Entity, which include our Chief Executive Officer and Chief Operating Officer.

Management’s Involvement in Cybersecurity Risk Oversight

Officers of the Wind-Down Entity are responsible for establishing the policies, standards, and requirements for the security of computing and network environments, protecting against the risk of unauthorized access by monitoring potential security threats, and overseeing the execution of corrective actions, including third party vendor compliance. The Company has engaged a third-party IT provider to manage our internal network and provide cybersecurity incident prevention and detection.  This IT provider is an audit certified vendor (CISA) that evaluates and advises management on cybersecurity issues.

The Company’s officers report significant cybersecurity risks and incidents directly to the Cybersecurity Committee and Audit Committee on a quarterly basis or more frequently if warranted under the circumstances.

SEC Reporting

If a cyber incident is identified, the Company will conduct an objective analysis of both quantitative and qualitative factors to determine if the cyber incident is material.  An incident is considered material if there’s a substantial likelihood that a reasonable Interestholder would consider it important.  If a cyber incident is identified, the Company will assess materiality on a timely basis. If the incident is determined material, the company will file a Form 8-K within four business days of determining the event was material.  The disclosure would include the material aspects of the incident’s nature, scope, and timing as well as the material impact on the Company.

Financial reports (10-Q and 10-K) will include disclosure of cybersecurity risks, governance, and any material incidents.  The cybersecurity disclosures are reviewed and approved by the Cybersecurity Committee, Audit Committee, the officers of the Wind-Down Entity, and the Liquidation Trustee as part of the overall approval of all applicable 8-K, 10-Q and 10-K filings.

Part I
Item 2.	Properties

As of September 27, 2024, the Company’s real estate consists of one performing loan secured by a property located in the state of Ohio and one single-family home subject to a life estate located in the state of Florida.

Item 3.	Legal Proceedings

Below are descriptions of pending litigation. In matters in which the Company is the plaintiff, the Company does not have the ability to estimate the ultimate recovery amount until they are settled, and in accordance with the Company’s accounting policy, no recoveries have been recorded in the Company’s consolidated financial statements for these legal proceedings, other than for settlements for which the Trust has entered into a signed settlement agreement and collectability is reasonably assured. In matters in which the Company is the defendant, the Company records a liability when a loss is probable and the Company can reasonably estimate the amount of the loss.

Trust Litigation - Avoidance Actions

The Trust has pursued over 500 avoidance actions, many of which have been resolved.  As of September 27, 2024, the Trust has entered into settlements in approximately 247 legal actions, with 20 actions still pending.  In addition, as of September 27, 2024, the Trust has settled approximately 245 potential avoidance claims for which litigation was not filed. Since inception and as of September 27, 2024, the resolution of avoidance actions has resulted in aggregate settlements of approximately $22.63 million of cash payments made or due to the Trust and approximately $11.28 million in reductions of claims against the Trust.  Additionally, as of September 27, 2024, the Trust has obtained judgments of approximately $169.07 million, including default judgments of approximately $152.89 million and stipulated judgments of approximately $16.18 million. It is unknown at this time how much, if any, will ultimately be collected on these judgments, as stipulated and default judgments are commonly obtained where the defendant has insufficient assets, if any, to satisfy a judgment. The Trust is currently prosecuting several legal actions to recover preferential payments, fraudulent transfers, and other funds subject to recovery by the bankruptcy estate. These actions were filed in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”), are pending before the Honorable J. Kate Stickles, and generally fall into the following categories:

•
Preferential transfers and/or fraudulent transfers (Noteholders and Unitholders). Certain of the actions include claims arising under chapter 5 of the Bankruptcy Code and seek to avoid or recover payments made by the Debtors: (1) during the 90 days prior to the December 4, 2017 bankruptcy filing, including payments to former Noteholders and Unitholders; and/or (2) during the course of the Ponzi scheme (from July 2012 through the December 4, 2017 bankruptcy filing) for interest paid to former Noteholders and Unitholders.

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

Wind-Down Group Litigation

As disclosed above, during the year ended June 30, 2023, a construction defect claim was asserted against the Development Entity by the buyer of a single-family home sold by the Development Entity.  The Company believes that all or substantially all of the alleged construction defects are attributable to design and construction work performed by third parties.  The following is a summary of the two legal proceedings recently commenced by the Development Entity in connection with the alleged construction defects:

Part I
Item 3.	Legal Proceedings (Continued)

•
On May 28, 2024, the Development Entity filed suit in Los Angeles Superior Court against 13 different parties that it alleges are responsible for the alleged construction defects.  The lawsuit seeks, among other relief, contribution from these parties for the costs that the Development Entity has incurred, and may incur, in connection with the investigation and repair of the alleged construction defects.

•
On August 9, 2024, the Development Entity filed suit in Los Angeles Superior Court against two of its insurers from whom it had purchased primary and excess liability insurance to protect against the risks associated with the development of the single-family home.  The primary insurer has not agreed to provide coverage for the construction defect claim and, further, has not reimbursed the Development Entity for costs it has incurred to date.  The lawsuit seeks, among other relief, damages from the primary insurer for amounts the Development Entity has incurred, and may incur, in connection with the investigation and repair of the alleged construction defects, as well as declaratory relief against both the primary and excess insurers.

       In addition, in early July, the Liquidation Trustee received two summonses which named a Debtor as a defendant.  Both complaints, filed in the Lucas County Prosecutors Office in the State of Ohio, relate to delinquent real estate taxes on properties that serve as collateral for a loan that is owned by a Wind-Down Subsidiary.  In August, the Company responded to both complaints.

Item 4.	Mine Safety Disclosures

Not applicable.

Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Trust has two classes of common equity: Class A Interests and Class B Interests. Neither class is listed on any national securities exchange.

Class A Interests are traded on the over-the-counter market (OTC Link® ATS) under the trading symbol WBQNL. Over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. As of September 27, 2024, there were approximately 7,130 holders of record of the Class A Interests.

Since issuance, Class B Interests have not been transferable except by operation of law or by will or the laws of descent and distribution. Accordingly, there has not been any established public trading market for the Class B Liquidation Trust Interests or any available price quotations. As of September 27, 2024, there were approximately 1,183 holders of record of the Class B Interests.

Dividends and Distributions

Liquidation Trust Interests represent a right to receive a pro rata portion of distributions by the Trust pursuant to the terms of the Plan and the Trust Agreement. Since the Plan Effective Date, the Liquidation Trustee has authorized eleven cash distributions to the holders of Class A Interests. See “Item 1. Business – A. Overview” of this Annual Report. The Liquidation Trustee will continue to assess the adequacy of funds held and determine the availability of funds for additional distributions to Interestholders but does not currently know the timing or amount of any such distributions, if any.

Pursuant to the Trust Agreement, distributions to Interestholders are made after giving effect to the payment of costs and expenses incurred by the Trust, including the cost of collecting, administering, distributing, and liquidating the Trust assets such as fees and expenses of the Liquidation Trustee, premiums for directors’ and officers’ insurance, fees and expenses of attorneys and consultants and the retention of reserves. Furthermore, cash received by the Trust from the Wind-Down Group is net of the payment of Wind-Down Group costs and the retention of reserves by the Wind-Down Group for contingent liabilities, including potential construction defect claims.

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

On August 3, 2023, the Supervisory Board, at the recommendation of the Liquidation Trustee, suspended the making of additional Trust distributions to Interestholders, pending the result of the investigation of a construction defect claim asserted against the Development Entity by the buyer of a single-family home sold by the Development Entity.  Holders of Liquidation Trust Interests are advised that to date, the Trust has liquidated substantially all of its real estate assets, and given the pending construction defect claim, the Trust is unable to estimate the timing and amount of future distributions, other than the distribution described below solely in respect of Forfeited Assets to be made to Qualifying Victims.

On September 19, 2024, a distribution of the net sales proceeds of the Forfeited Assets of approximately $4,100,000 was approved which represents a distribution of approximately $4.65 per $1,000 of Total Net Qualifying Victim Claims. The Trust expects to make the distribution, which is to be paid solely to Qualifying Victims, as soon as practicable following the sale of the last Forfeited Asset, which is expected to occur by December 31, 2024.

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

Sales of Unregistered Securities

In accordance with the Plan, all Liquidation Trust Interests have been issued without registration under the Securities Act. The Liquidation Trust Interests have been issued only to holders of allowed claims in Class 3, Class 4, and Class 5 entirely in exchange for such claims. See “Item 1.  Business - D. Plan Provisions Regarding the Company - 2. Treatment under the Plan of holders of claims against and equity interests in the Debtors” of this Annual Report. During the period from February 15, 2019 (inception) through June 30, 2024, the Trust has issued an aggregate of 11,544,753 Class A Interests and an aggregate of 678,123 Class B Interests. As of June 30, 2024, the Trust has 11,516,474 Class A Interests and 675,951 Class B Interests outstanding. All Liquidation Trust Interests were issued on the Plan Effective Date or from time to time thereafter as soon as practicable as and when claims in Class 3, Class 4 or Class 5 have become allowed.

During the three months ended June 30, 2024, the Trust issued the following Liquidation Trust Interests:

	Number of	Number of
	Class A	Class B	Nature of the	Consideration
Date of Sale	Interests Sold	Interests Sold	Transaction	Received

May 1, 2024	1,812.15	333.35	Allowance of claims	Allowance of claims

Total	1,812.15	333.35

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

As of June 30, 2024, the number of Liquidation Trust Interests outstanding in each class is as follows:

Class A Liquidation Trust Interests	11,516,474
Class B Liquidation Trust Interests	675,951

For each of the classes of Liquidation Trust Interests, the number of Liquidation Trust Interests outstanding will increase to the extent that the disputed claims become allowed claims. In addition, the number of Liquidation Trust Interests outstanding will decrease to the extent that disputed claims are settled by cancelling previously issued Liquidation Trust Interests.

Since the Plan Effective Date through June 30, 2024, the Wind-Down Subsidiaries have disposed of approximately 149 properties for aggregate net sales proceeds of approximately $576.00 million. As of June 30, 2024, the Company owned two real estate assets with a net carrying value of approximately $0.50 million. Going forward, the Company’s most significant activity will be overseeing the resolution of the construction defect claim asserted against the Development Entity. The Company’s most significant sources of cash are expected to be from interest income and potentially from litigation proceeds from insurance carriers and other responsible parties. The Company currently expects to complete its liquidation activities during the fiscal year ending June 30, 2026, although the Company may require additional time to facilitate the orderly liquidation of the Trust’s assets, the resolution of the construction defect claim against the Development Entity, the resolution of the Company’s claims against its insurers and other third parties in connection with the construction defect claim, or for other reasons.

Part II
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Discussion of the Company’s Operations

For the Year ended June 30, 2024

The following is a summary of the Consolidated Statement of Changes in Net Assets in Liquidation for the year ended June 30, 2024 ($ in thousands):

	Restricted for	All
	Qualifying Victims	Interestholders	Total

Net assets in liquidation as of beginning of year	$3,491	$3,282	$6,773

Change in assets and liabilities:
Restricted for Qualifying Victims -
change in carrying value of assets and liabilities, net	619	-	619

All Interestholders-
Change in carrying value of assets and liabilities, net	-	32,070	32,070
Distributions (declared) reversed, net	-	407	407
Net change in assets and liabilities	-	32,477	32,477

Net assets in liquidation, as of end of year	$4,110	$35,759	$39,869

Net assets in liquidation – Restricted for Qualifying Victims increased by approximately $0.62 million during the year ended June 30, 2024.

Net assets in liquidation – All Interestholders increased by approximately $32.48 million during the year ended June 30, 2024. This increase was due to an increase in the net carrying value of assets and liabilities of approximately $32.07 million, and an increase from net distributions (declared) reversed of approximately $0.41 million for claims being disallowed or Class A Interests being cancelled.

The components of the changes in the carrying value of assets and liabilities, net are as follows ($ in thousands):

	Restricted for	All
	Qualifying Victims	Interestholders	Total

Settlement recoveries, net (1)	$-	$35,096	$35,096
Remeasurement of assets and liabilities, net	633	(3,052)	(2,419)
Gain (loss) on sale	(14)	25	11
Other	-	1	1

Change in carrying value of assets and liabilities, net	$619	$32,070	$32,689

(1)
Net of 5% payable to the Liquidation Trustee of approximately $2,734,000 and an increase in the allowance for uncollectible settlement installment receivables of approximately $78,000 during the year ended June 30, 2024.

During the year ended June 30, 2024, the Company:

•	Received additional Forfeited Assets of approximately $0.56 million from the DOJ.

Part II
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•	Received net proceeds from the sale of Forfeited Assets of approximately $0.29 million.

•	Reversed distributions of approximately $0.41 million from claims being disallowed.

•	Received net proceeds of approximately $0.50 million from the sale of the Hawaii property.

•
Recorded approximately $35.10 million from the settlement of other Causes of Action, net of 5% payable to the Liquidation Trustee and an increase in the allowance for uncollectible settlement installment receivables.

•
Accrued interest earnings for the period from July 1, 2024 through March 31, 2026 of approximately $2.26 million of which approximately $0.12 million relates to Forfeited Assets’ restricted cash and approximately $2.14 million relates to the Company’s remaining cash, cash equivalents, restricted cash and short-term investments.

•
The Company accrued an estimate of the initial costs to be incurred relating to the construction defect claim asserted against the Development Entity of approximately $5.0 million. The costs are primarily estimated construction and related costs for an initial phase of work as well as legal and professional fees for pursuing litigation related to the construction defect and insurance claims. Following the initial repairs, additional costs will be necessary; however, the scope of work and costs are yet to be determined and will be subject to the completion of the initial scope of work.

•	Paid construction costs of approximately $0.66 million relating to single-family homes under development.

•	Paid holding costs of approximately $0.04 million.

•
Paid general and administrative costs of approximately $9.90 million, including approximately $0.27 million of board member fees and expenses, approximately $1.92 million of payroll and other general and administrative costs, approximately $4.96 million of professional fees and approximately $2.75 million paid to the Liquidation Trustee.

For the year ended June 30, 2023

The following is a summary of the Consolidated Statement of Changes in Net Assets in Liquidation for the year ended June 30, 2023 ($ in thousands):

	Restricted for	All
	Qualifying Victims	Interestholders	Total

Net assets in liquidation as of beginning of period	$3,485	$30,910	$34,395

Change in assets and liabilities:
Restricted for Qualifying Victims -
change in carrying value of assets and liabilities, net	6	-	6

All Interestholders-
Change in carrying value of assets and liabilities, net	-	(5,197)	(5,197)
Distributions (declared) reversed, net	-	(22,431)	(22,431)
Net change in assets and liabilities	-	(27,628)	(27,628)

Net assets in liquidation, as of end of period	$3,491	$3,282	$6,773

Net assets in liquidation – Restricted for Qualifying Victims increased by approximately $6,000 during the year ended June 30, 2023.

Part II
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net assets in liquidation – All Interestholders decreased approximately $27.63 million during the year ended June 30, 2023. This decrease was due to a decrease in the net carrying value of assets and liabilities of approximately $5.20 million and a decrease from net distributions (declared) reversed of approximately $22.43 million (distributions declared of $25.03 million, less distributions reversed of $2.60 million for claims being disallowed or Class A Interests being cancelled).

The components of the change in the carrying value of assets and liabilities, net are as follows ($ in thousands):

	Restricted for	All
	Qualifying Victims	Interestholders	Total

Remeasurement of assets and liabilities, net	$6	$(5,066)	$(5,060)
Carrying value in excess of sales proceeds	-	(1,555)	(1,555)
Settlement recoveries (1)	-	206	206
Other (2)	-	1,218	1,218

Change in carrying value of assets and liabilities, net	$6	$(5,197)	$(5,191)

(1)
Net of 5% payable to the Liquidation Trustee of approximately $33,000 and an increase in the allowance for uncollectible installment receivables of approximately $57,000 during the year ended June 30, 2023.

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

•
Accrued interest earnings for the period from July 1, 2023 through March 31, 2026 of approximately $1.63 million of which approximately $0.06 million relates to Forfeited Assets’ restricted cash and approximately $1.57 million relates to the Company’s remaining cash, cash equivalents, restricted cash and short-term investments.

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

Liquidity and Capital Resources

Liquidity

The Company’s primary sources for meeting its capital requirements are its cash, cash equivalents and short-term investments, receipt of interest earned, and proceeds from liquidating its other remaining assets. The Company’s primary uses of funds are and will continue to be for distributions, if any, and operating costs, including costs related to construction defect claims and other costs. The Company expects to be able to adequately fund its operations over the next twelve months from its primary sources of capital.  However, no assurance can be made in that regard due to the construction defect claim asserted against the Development Entity. At this time, the amount of the liability exposure for this claim cannot be determined and may be in excess of the $5.0 million that has been accrued.

Capital Resources

In addition to consolidated cash, cash equivalents and short-term investments as of June 30, 2024 of approximately $60.92 million (of which approximately $4.91 million is restricted), the capital resources available to the Company are as follows:

•
Interest Earnings: During the year ended June 30, 2024, the Company recorded interest earnings of approximately $2.26 million. Unless there is a change in the forward yield curve the Company used to estimate the interest rates to be earned or there is a change in its expected future cash balances, the Company does not expect to record a significant amount of interest earnings in the year ending June 30, 2025. At June 30, 2024, the Company had approximately $1.83 million of accrued interest recorded. The Company expects to receive approximately $1.57 million of this accrued interest during the year ending June 30, 2025.

•
Proceeds from Real Estate Transactions: As of June 30, 2024, the Company owned two real estate assets with an estimated carrying value of approximately $0.50 million. Based on the remaining real estate assets of the Company, future net proceeds will be negligible as compared to the proceeds the Company has realized in prior periods.

•
Causes of Action Recoveries: During the year ended June 30, 2024, the Company recognized approximately $37.91 million from the settlement of Causes of Action. Based on the limited remaining Causes of Action, future recoveries will be negligible as compared to the proceeds the Company has realized in prior periods.

•
Forfeited Assets: Forfeited Assets consist of cash and other assets. During the year ended June 30, 2024, the Trust sold most of its remaining Forfeited Assets and received net proceeds of approximately $0.29 million. On February 23, 2024, the Trust received approximately $0.56 million in cash from the DOJ that was received from a co-defendant of Robert Shapiro. As noted earlier, net sale proceeds from Forfeited Assets are to be distributed only to Qualifying Victims. The Company does not expect to receive any additional Forfeited Assets or generate more than nominal proceeds from the Forfeited Assets held by as of June 30, 2024.

Part II
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Uses of Liquidity

The primary uses of the Company’s liquidity are to pay distributions payable, operating costs, and costs related to construction defect claim(s). As of June 30, 2024, the Company’s total liabilities were approximately $23.51 million. The total liabilities recorded as of June 30, 2024 may not be indicative of the costs paid in future periods, which may vary materially from the current estimate.

Given current cash, cash equivalents, short-term investments and restricted cash balances, distributions payable, and expected cash needs, the Company does not expect a deficiency in liquidity in the next twelve months. Due to the uncertain nature of future proceeds from real estate transactions, potential recoveries from insurance claims and costs to be incurred, including costs related to construction defect claims and other costs, it is not possible to be certain that the current liquidity will be adequate to cover all future financial needs of the Company.

Distributions

Distributions will be made at the sole discretion of the Liquidation Trustee in accordance with the provisions of the Plan and the Trust Agreement. On August 3, 2023, the Supervisory Board, at the recommendation of the Liquidation Trustee, suspended the making of additional Trust distributions to Interestholders, pending the result of the investigation of a construction defect claim asserted against the Development Entity by the buyer of a single-family home sold by the Development Entity.  Holders of Liquidation Trust Interests are advised that to date, the Trust has liquidated substantially all of its real estate assets, and given the pending construction defect claim, the Trust is unable to estimate the timing and amount of future distributions, other than the distribution described below solely in respect of Forfeited Assets to be made to Qualifying Victims.

On September 19, 2024, a distribution of the net sales proceeds of the Forfeited Assets of approximately $4,100,000 was approved which represents a distribution of approximately $4.65 per $1,000 of Total Net Qualifying Victim Claims. The Trust expects to make the distribution, which is to be paid solely to Qualifying Victims, as soon as practicable following the sale of the last Forfeited Asset, which is expected to occur by December 31, 2024.

As of September 27, 2024, the Liquidation Trustee has declared eleven distributions to the Class A Interestholders. The distributions include a cash distribution on account of the then-allowed claims and a deposit is made into a restricted cash account for amounts that are or may become payable (a) in respect of Class A Interests that may be issued in the future upon the allowance of unresolved bankruptcy claims, (b) in respect of Class A Interests on account of recently allowed claims, (c) for holders of Class A Interests who failed to cash distribution checks mailed in respect of prior distributions, (d) for distributions that were withheld due to pending avoidance actions and (e) for holders of Class A Interests for which the Trust is waiting for further beneficiary information.

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

The following tables summarize the distributions declared, distributions paid and the activity in the restricted cash account for the periods from February 15, 2019 (inception) through June 30, 2024 and from February 15, 2019 (inception) through September 27, 2024:

			During the Period from February 15, 2019 (inception) through June 30, 2024 ($ in Millions)			During the Period from February 15, 2019 (inception) through September 27, 2024 ($ in Millions)
	Date Declared	$ per Class A Interest	Total Declared	Paid	Restricted Cash Account	Total Declared	Paid	Restricted Cash Account

Distributions Declared
First	3/15/2019	$3.75	$44.70	$42.32	$2.38	$44.70	$42.32	$2.38
Second	1/2/2020	4.50	53.44	51.20	2.24	53.44	51.20	2.24
Third	3/31/2020	2.12	25.00	24.19	0.81	25.00	24.19	0.81
Fourth	7/13/2020	2.56	29.97	29.24	0.73	29.97	29.24	0.73
Fifth	10/19/2020	2.56	29.96	29.21	0.75	29.96	29.21	0.75
Sixth	1/7/2021	4.28	50.01	48.67	1.34	50.01	48.67	1.34
Seventh (a)	5/13/2021	2.58	30.04	29.35	0.69	30.04	29.35	0.69
Eighth	10/8/2021	3.44	40.02	39.14	0.88	40.02	39.14	0.88
Ninth	2/4/2022	3.44	39.98	39.15	0.83	39.98	39.15	0.83
Tenth	6/15/2022	5.63	65.02	64.19	0.83	65.02	64.19	0.83
Eleventh	5/10/2023	2.18	25.02	24.90	0.12	25.02	24.90	0.12
Subtotal		$37.04	$433.16	$421.56	$11.60	$433.16	$421.56	$11.60

Distributions Returned / (Reversed)
Disallowed/cancelled (b)					(6.68)			(6.68)
Returned (c)					0.74			0.74
Forfeited (d)					(1.13)			(1.13)
Subtotal					(7.07)			(7.07)

Distributions Paid from Reserve Account (e)					(3.75)			(3.82)

Distributions Payable, Net				as of 6/30/2024:	$0.78		as of 9/27/2024:	$0.71

(a)	The seventh distribution included the cash the Trust received from recoveries of Fair Funds.
(b)	As a result of claims being disallowed or Class A Interests cancelled.
(c)	Distribution checks returned or not cashed.
(d)	Distributions forfeited as Interestholders did not cash checks that were over 180 days old.
(e)	Paid as claims are allowed or resolved.

Since its inception, the Wind-Down Entity has made substantial progress toward completion of its liquidation activities and has liquidated all but two real estate assets with a net carrying value of approximately $0.50 million. Holders of Liquidation Trust Interests are advised that given the pending construction defect claim, in particular, the Trust is unable to estimate the timing and amount of future distributions, other than the distribution described below solely in respect of Forfeited Assets, to be made to Qualifying Victims.

On September 19, 2024, a distribution of the net sales proceeds of the Forfeited Assets of approximately $4,100,000 was approved which represents a distribution of approximately $4.65 per $1,000 of Total Net Qualifying Victim Claims. The Trust expects to make the distribution, which is to be paid solely to Qualifying Victims, as soon as practicable following the sale of the last Forfeited Asset, which is expected to occur by December 31, 2024.

Contractual Obligations

The Company had an office lease that expired on January 31, 2024. On December 18, 2023, the Company entered into a new month-to-month lease for office space commencing January 1, 2024. The Company expects that it will continue to lease office space until the liquidation process is completed.

The Wind-Down Entity has part-time employment agreements with its two executive officers that are renewed automatically on an annual basis, subject to the right of either party to terminate the agreement at any time and for any reason on thirty days’ advance written notice.

Part II
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Critical Accounting Policies and Practices

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accounting policies and practices that the Company believes are the most critical are discussed below. These accounting policies and practices require management to make decisions on subjective and/or complex matters that may inherently be uncertain. Estimates are required to prepare the consolidated financial statements in conformity with U.S. GAAP. Significant estimates, judgments and assumptions are required in a number of areas, including, but not limited to, general and administrative costs to be incurred until the completion of the liquidation activities of the Company, the cost of potential construction defect claims, estimated reserves for contingent liabilities, and the administration of such claims after the Company’s liquidation activities are completed. In many instances, changes in the accounting estimates are likely to occur from period to period. Actual results may differ from the estimates. The Company believes the current assumptions and other considerations used in preparing the consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in the Company’s consolidated financial statements, the resulting changes could have a material adverse effect on the Company’s net assets in liquidation.

Liquidation Basis of Accounting

Under the Liquidation Basis of Accounting, all assets are recorded at their estimated net realizable value or liquidation value, which represents the estimated amount of net cash that may be received upon the disposition of the assets (on an undiscounted basis). Liabilities are measured in accordance with U.S. GAAP that otherwise applies to those liabilities.

Other Assets

The Company recognizes recoveries from the settlement of unresolved Causes of Action when an agreement is executed, final court approval is received (if required) and collectability is reasonably assured.  An allowance for uncollectible settlement installment receivables is recorded when there is doubt about the collectability of the receivable. The Company records escrow receivables at the amount that is expected to be received when the escrow receivable is released. The Forfeited Assets received from the DOJ, other than cash, have been recorded at their estimated net realizable value.

The Company accrues expected interest earnings when it can forecast the interest rate to be paid on its cash on deposit. The Company uses a forward yield curve to estimate the interest rates to be earned and its expected future cash balances to estimate the dollar amount that will earn interest through the currently expected Trust termination date of March 31, 2026.

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

All changes in the estimated liquidation value of the Company’s assets, real estate assets, or other assets and liabilities, are reflected as a change to the Company’s net assets in liquidation.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risks

Not applicable, as the Company is a “smaller reporting company” within the meaning of Rule 12b-2 of the Exchange Act.

Part II

Item 8.	Financial Statements and Supplementary Data

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

In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2024. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on its assessment, our management believes that, as of June 30, 2024, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

None.

Part III
Item 10.	Directors, Executive Officers and Corporate Governance

The Liquidation Trustee

The Trust does not have directors or executive officers. All of the management and executive authority over the Trust resides in the Liquidation Trustee, subject to the supervision of the Supervisory Board.

Michael I. Goldberg, Esq., the Liquidation Trustee, age 60, has served as the Liquidation Trustee since inception of the Trust on February 15, 2019. Prior to that time, Mr. Goldberg served as a member of the Debtors’ independent board of managers and had been the SEC’s designee to that Board. Mr. Goldberg was unanimously selected to be the Liquidation Trustee by the Unsecured Creditors’ Committee, the Noteholder Committee, and the Unitholder Committee in the Debtors’ Bankruptcy Cases. Mr. Goldberg has been a partner in the law firm of Akerman LLP since 1997, where he is chair of the Fraud & Recovery Practice Group, a comprehensive fraud management team focusing on Ponzi schemes, receiverships, and EB-5 fraud. Mr. Goldberg has managed some of the largest Ponzi scheme liquidation recoveries in United States history and routinely testifies as a qualified expert witness on Ponzi schemes in federal and state court cases. Mr. Goldberg currently is the Receiver for Jay Peak and Q Resort, Inc., the owners and operators of a ski resort in northern Vermont, and for the Champlain Towers South condominium association in Surfside, Florida. For over 25 years, Mr. Goldberg has practiced law in the area of fraud and recovery and bankruptcy and reorganizations, regularly serving as a court-appointed fiduciary in unwinding Ponzi schemes. Mr. Goldberg holds Bachelor of Arts and Juris Doctor degrees from Boston University and a Master of Business Administration from New York University. He is admitted to practice law in state and federal courts in Florida and New York.

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

The Supervisory Board of the Trust

The Liquidation Trustee is subject to the supervision, to the extent provided in the Plan, of the Supervisory Board, which currently consists of five members. Except as otherwise indicated below, during the past five years none of the following named individuals has served or held a position with any company that is a parent, subsidiary or other affiliate of the Trust.

Jay Beynon, age 77, has been a member of the Supervisory Board since inception of the Trust and was appointed to such office in accordance with the Plan and Trust Agreement. Beginning in February 2018 and continuing until February 15, 2019, Mr. Beynon served as a member of the Ad Hoc Noteholder Group in the Bankruptcy Cases. Mr. Beynon is a real estate investor and, prior to his retirement in 2011, was a businessman with over 27 years’ experience, including as founder and chief executive officer of The Beynon Company, a graphic design agency, and the founder of Hot Rod Speed Works, the designer and fabricator of custom automobiles.

Raymond C. Blackburn, M.D., age 75, has been a member of the Supervisory Board since inception of the Trust and was appointed to such office in accordance with the Plan and Trust Agreement. Beginning in January 2018 and continuing until February 15, 2019, Dr. Blackburn served as a member of the Ad Hoc Unitholder Committee in the Bankruptcy Cases. Dr. Blackburn is a licensed physician in Texas and holds a Bachelor of Arts in Chemistry from Oakwood University and a Doctor of Medicine from Loma Linda University School of Medicine. Dr. Blackburn specialized in and practiced dermatology in Dallas, Texas for nearly 38 years. Retired since August 2016, Dr. Blackburn maintains an active medical license in Texas. He is a retired member of the Dallas County Medical Society, the Texas State Medical Society and the American Academy of Dermatology.

Part III
Item 10.	Directors, Executive Officers and Corporate Governance (Continued)

Lynn Myrick, age 80, has been a member of the Supervisory Board since inception of the Trust and was appointed to such office in accordance with the Plan and Trust Agreement. Ms. Myrick was appointed to the Unsecured Creditors’ Committee in the Bankruptcy Cases on April 3, 2018 by the U.S. Trustee’s Office, succeeding to her husband Ron Myrick’s position after his death, and continued to serve on that committee until February 15, 2019. Retired since 2013, Ms. Myrick worked as an elementary school teacher and has experience in charitable fund-raising for the Boston Ballet and the Southwest Florida Symphony Society. Ms. Myrick holds an Associate of the Arts in Interior Design and a Bachelor of Science from the University of Louisville.

John J. O’Neill, age 81, has been a member of the Supervisory Board since inception of the Trust and was appointed to such office in accordance with the Plan and Trust Agreement. Beginning in December 2017 and continuing until February 15, 2019, Mr. O’Neill served as a member of the Unsecured Creditors’ Committee in the Bankruptcy Cases, having been appointed to such position by the U.S. Trustee’s Office. Retired since 2014, Mr. O’Neill is a former account executive at Merrill Lynch and the former president of an independently owned beverage distributor. Mr. O’Neill holds a Bachelor of Arts in Business Administration from Dickinson State University.

M. Freddie Reiss, age 77, has been a member of the Supervisory Board since August 21, 2019, at which time he was appointed to such office by the Supervisory Board. Mr. Reiss currently serves as the sole member of the Audit Committee and the sole member of the Cybersecurity Committee of the Supervisory Board. Additionally, Mr. Reiss has been a member of the Board of Managers since its inception and was appointed to such office under the Plan. Prior to that time, Mr. Reiss served as a member of the Debtors’ Board of Managers during the Bankruptcy Cases. Mr. Reiss is the former Senior Managing Director of the Corporate Finance/Restructuring Practice at FTI Consulting, an independent global business advisory firm, a position from which he retired in 2013. Mr. Reiss is currently an Independent Director of Blackrock TCP Tennenbaum Capital Corp. (August 2016 to current), Blackrock Direct Lending Corp. (December 2020 to current), Epsilyte Inc. (March 2024 to current), and QLESS Inc. (June 2024 to current).  Mr. Reiss was an independent director of Peer Street Inc. (April 2023 to July 2024), Amyris Inc. (August 2023 to March 2024), Eva Automation Inc. (March 2020 to January 2024), and Arclight and Pacific Theatres (August 2020 to July 2021).  Mr. Reiss has over thirty years’ experience in strategic planning, cash management, liquidation analysis, covenant negotiations, forensic accounting and valuation. He specializes in advising on bankruptcies, reorganizations, business restructurings and providing expert witness testimony in respect of underperforming companies. Mr. Reiss is a certified insolvency and restructuring advisor, a certified public accountant in New York and California and a certified turnaround professional. He has been inducted into the American College of Bankruptcy and the Turnaround Management Association’s Hall of Fame. Mr. Reiss is a member of the American Institute of Certified Public Accountants and has completed the Director Education and Certification Program at the John E. Anderson School of Management of the University of California at Los Angeles. He holds a B.B.A. from City College of New York’s Bernard Baruch School of Business and a Master of Business Administration from City University of New York’s Baruch College.

Management of the Wind-Down Group

Marion W. Fong, age 60, has been the Chief Executive Officer of the Wind-Down Entity since January 1, 2023 and the Chief Financial Officer of the Wind-Down Entity since February 2019. Ms. Fong serves in the same capacity for the Wind-Down Subsidiaries. Ms. Fong is the founder and principal of Mariposa Real Estate Advisors, LLC (January 2001 to present), which provides real estate financial consulting services to public and private real estate companies, institutional investors, developers, operators and lenders. Ms. Fong has over 35 years’ experience in the real estate industry, including knowledge of many aspects of real estate development, acquisitions, dispositions, transaction structuring, workouts and restructuring and capital access. Ms. Fong was a partner in the Real Estate Advisory Service Group of Ernst & Young LLP and was a Senior Manager at Kenneth Leventhal & Company. Ms. Fong was admitted to the Counselors of Real Estate in 2000 and earned her Bachelor of Arts in Economics from Occidental College.

The Chief Executive Officer of the Wind-Down Entity is subject to the supervision of a Board of Managers. As of September 27, 2024, M. Freddie Reiss (whose biography is above) is the sole member of the Board of Managers.

Part III
Item 10.	Directors, Executive Officers and Corporate Governance (Continued)

David Mark Kemper II, age 46, has been the Chief Operating Officer of the Wind-Down Entity since February 2019 and was the Chief Investment Officer of the Wind-Down Entity from February 2019 through December 31, 2022. Mr. Kemper serves in the same capacity for the Wind-Down Subsidiaries. Prior to such appointment, Mr. Kemper served as financial advisor at Province, Inc., a nationally recognized financial advisory firm focusing on growth opportunities, restructurings and fiduciary-related services (March 2017 to February 2019), where he represented unsecured creditors in corporate bankruptcies and provided management and restructuring services to various companies. During the past five years, Mr. Kemper also has served as managing director of LandCap Advisors, a company engaged in providing real estate consulting services, where Mr. Kemper provided clients with real estate management and restructuring, lease advisory, valuation and feasibility, transaction advisory, portfolio, and project management services. Mr. Kemper has over 20 years’ experience in financial advisory, real estate and accounting services. Mr. Kemper holds a B.A. in Accounting from St. Mary’s University.

Item 11.	Executive Compensation

Summary Compensation Table

Name and Princpal Position at	Fiscal				All Other
June 30, 2024 (1)	Year	Base	Bonus		Compensation (2)	Total

Michael I. Goldberg, Esq.	2024	$140,334	$2,733,568	(3)	$-	$2,873,902
Liquidation Trustee	2023	$186,333	$33,344	(3)	$-	$219,677

Marion W. Fong	2024	$420,000	$-	(4)	$-	$420,000
Wind-Down Entity, CEO & CFO	2023	$544,030	$638,550	(4)	$216,402	$1,398,982

David Mark Kemper II	2024	$300,000	$-	(4)	$-	$300,000
Wind-Down Entity, COO	2023	$409,801	$496,650	(4)	$168,813	$1,075,264

(1)	Includes all individuals who may be considered the executive officers of the Trust or the Wind-Down Entity.

(2)
In addition to salary and bonus, the named executive officers (other than Mr. Goldberg) may receive other annual compensation in the form of health, dental, vision and life insurance coverages, paid vacation, paid time off, and other personal benefits. For fiscal years ended June 30, 2024 and 2023, the total value of health, dental, vision, life insurance coverages and other personal benefits did not exceed $10,000 in the aggregate for any named executive officer. The amount indicated is for paid vacation and paid time off which were due and payable upon the termination of the full-time employment agreements.

(3)
Mr. Goldberg is eligible for incentive compensation equal to 5% of total gross settlement amounts by the Trust from the pursuit of Causes of Action as further discussed below. Bonus amounts are attributed to the fiscal year in which they are settled. During fiscal years ended June 30, 2024 and 2023, $2,747,446 and $83,160, respectively, were paid.

(4)
Bonuses are attributed to the fiscal year in which they are earned.  Ms. Fong and Mr. Kemper each were eligible for bonuses through December 31, 2022. The part-time employment agreements that became effective on January 1, 2023 do not provide for bonuses.

Liquidation Trustee of the Trust

As compensation in respect of service as Liquidation Trustee, Mr. Goldberg is entitled to (i) base compensation at an hourly rate of $598.95 per hour for calendar years 2024 and 2023 (these rates are net of a negotiated 10% discount of Mr. Goldberg’s customary rates) and (ii) incentive compensation equal to 5% of total gross amounts recovered by the Trust from the pursuit of Causes of Action. Mr. Goldberg is not entitled to equity compensation, perquisites or personal benefits.

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

Chief Executive Officer and Chief Financial Officer of the Wind-Down Entity

Since January 1, 2023, the Wind-Down Entity and its Chief Executive Officer and Chief Financial Officer, Marion W. Fong, have been parties to an agreement providing for Ms. Fong’s part-time employment as Chief Executive Officer and Chief Financial Officer, which was entered into on November 30, 2022 (the “Fong Part-Time Agreement”). Pursuant to the Fong Part-Time Agreement, the Wind-Down Entity agreed to employ Ms. Fong on a part-time, non-exclusive basis as the Wind-Down Entity’s Chief Executive Officer and Chief Financial Officer effective January 1, 2023.

The Fong Part-Time Agreement established an initial term of part-time employment commencing on January 1, 2023 and expiring on December 31, 2023, unless terminated earlier. The initial term thereafter is subject to automatic renewal until terminated. The Fong Part-Time Agreement sets forth Ms. Fong’s duties as Chief Executive Officer and Chief Financial Officer and her compensation and rights to reimbursement of costs and expenses and indemnification. The Fong Part-Time Agreement is terminable by the death of Ms. Fong or by either the Wind-Down Entity or Ms. Fong at any time and for any reason on at least 30 days’ advance written notice.

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

Part III
Item 11.	Executive Compensation (Continued)

Chief Operating Officer of Wind-Down Entity

Since January 1, 2023, Mr. Kemper has served as Chief Operating Officer of the Wind-Down Entity pursuant to an employment agreement entered into on November 30, 2022 (the “Kemper Part-Time Agreement”). Pursuant to the Kemper Part-Time Agreement, the Wind-Down Entity employs Mr. Kemper on a part-time, non-exclusive basis as the Wind-Down Entity’s Chief Operating Officer.

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

Compensation Committee Interlocks and Insider Participation

Neither the Trust nor the Wind-Down Entity has a compensation committee or other board committee performing equivalent functions

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

During the fiscal year ended June 30, 2024, there were no deliberations by the Supervisory Board regarding the compensation of Mr. Goldberg.

Compensation of Supervisory Board and Board of Managers

Each member of the Supervisory Board that does not serve on the Audit Committee receives (or received), as compensation in respect of service on the Supervisory Board, (i) $10,000 per month through January 31, 2020, (ii) $7,500 per month from February 1, 2020 through January 31, 2021, (iii) $5,000 per month from February 1, 2021 through January 31, 2022, and (iv) $2,500 per month for each calendar month thereafter until termination of the Trust in accordance with the Plan (prorated as appropriate if a member commences his or her service other than on the first day of a month or terminates his or her service other than on the last day of a month). The sole member of the Supervisory Board that serves on the Audit Committee receives, as compensation in respect of service, $7,500 per month. Further, the sole member of the Supervisory Board that serves on the Cybersecurity Committee receives additional compensation of $5,000 per month. All Supervisory Board members also are entitled to reimbursement by the Trust of all actual, reasonable and documented out-of-pocket expenses incurred in connection with their service on the Supervisory Board.

Part III
Item 11.	Executive Compensation (Continued)

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

Each member of the Board of Managers (other than the CEO) received, as compensation in respect of service on the Board of Managers, (i) $20,000 per month through January 31, 2020 and (ii) $15,000 per month for each calendar month of service thereafter. The Wind-Down Entity is required to reimburse each Manager in respect of all actual, reasonable and documented out-of-pocket expenses incurred by such Manager in accordance with Wind-Down Entity policies. Effective December 31, 2022, the number of members of the Board of Managers was reduced from three to two.

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

Part III
Item 11.	Executive Compensation (Continued)

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

The following table sets forth certain information regarding the equity securities of the Trust beneficially owned by each member of the Supervisory Board, the Liquidation Trustee and each executive officer named in the Summary Compensation Table (see “Item 11. Executive Compensation” of this Annual Report), and all members of the Supervisory Board, the Liquidation Trustee and all executive officers of the Wind-Down Entity as a group on September 27, 2024:

Name of and Address of Beneficial Owner(1)	Class of Liquidation Trust Interest	Amount and Nature of Beneficial Interest		Percent of class(2)
Jay Beynon	Class A	6,666.67	(3)	Less than 1%
	Class B	0		0

Raymond C. Blackburn, M.D.	Class A	35,788.06	(4)	Less than 1%
	Class B	13,574.78	(5)	2.01%

Lynn Myrick	Class A	23,819.17	(6)	Less than 1%
	Class B	1,590.81	(7)	Less than 1%

John J. O’Neill	Class A	8,786.60	(8)	Less than 1%
	Class B	0		0

M. Freddie Reiss	Class A	0		0
	Class B	0		0

Michael I. Goldberg	Class A	0		0
	Class B	0		0

Marion W. Fong	Class A	0		0
	Class B	0		0

David Mark Kemper II	Class A	0		0
	Class B	0		0

All Supervisory Board members and the executive officers, as a group	Class A	75,060.50		Less than 1%
	Class B	15,165.59		2.24%

(1)	A business address for each of the named beneficial owners is c/o Woodbridge Liquidation Trust, 201 N. Brand Blvd., Suite 200, Glendale, California 91203.

(2)	Based on 11,516,474 Class A Interests and 675,951 Class B Interests outstanding as of September 27, 2024.

(3)	As trustee of a family trust.

(4)	Of which 25,485.81 are held individually and the remainder is beneficially owned in an individual retirement account.

(5)	Of which 9,667.03 are held individually and the remainder is beneficially owned in an individual retirement account.

(6)	Of which 13,449.54 are held in an individual retirement account and 10,369.63 are held by a family trust of which Ms. Myrick is a beneficiary.

(7)	Held by a limited liability company, of which Ms. Myrick is a member.

(8)	Beneficially owned together with spouse.

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

Applying the NYSE independence standard, the Supervisory Board has determined that all of its current members are independent. In making this determination, the Supervisory Board concluded that neither the fees paid by the Trust in respect of service on the Supervisory Board nor the ownership of Liquidation Trust Interests by any member of the Supervisory Board precluded a finding of independence.

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

The Trust is charged for the services at scheduled rates per task which, depending on the specific task, include flat rates, rates based on the volume of data processed, rates based on the number of data users, the hourly rates of Akerman LLP personnel, or other rates. The scheduled rates are believed to be the same as those charged by Akerman LLP to clients utilizing its legal services generally. The Supervisory Board, including the Audit Committee, approved the arrangement after determining that Akerman LLP’s rates would be more favorable to the Trust than those proposed to be charged by at least one other major alternative provider of legal support services. Due to uncertainty regarding the number, length and complexity of cases and the volume of discoverable documents, the Trust currently is unable to estimate the aggregate approximate dollar value of either Akerman LLP’s fees under this arrangement or Mr. Goldberg’s interest in this arrangement. During the years ended June 30, 2024 and 2023, approximately $432,000 and $428,000, respectively, had been paid related to these services.

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

Part III
Item 14.	Principal Accounting Fees and Services

Principal Independent Registered Public Accounting Firm Fees

Set forth below are aggregate fees for professional accounting services for the years ended June 30, 2024 and 2023:

	Years Ended June 30,
	2024	2023

Audit Fees	$199,800	$207,900
Audit-related fees	$-	$-
Tax fees	$-	$-
All other fees	$-	$-
Total	$199,800	$207,900

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

All services rendered by Baker Tilly for the years ended June 30, 2024 and 2023 were pre-approved by the Audit Committee in accordance with the policies and procedures described above.

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

3.4	Amendment No. 4 to Liquidation Trust Agreement dated as of February 5, 2020, incorporated herein by reference to the Current Report on Form 8-K filed by the Trust on February 6, 2020.

3.5	Amendment No. 5 to Liquidation Trust Agreement dated as of May 9, 2024, incorporated herein by reference to Form 10-Q filed by the Trust on May 13, 2024.

3.6	Amended and Restated Bylaws of Woodbridge Liquidation Trust effective August 21, 2019, incorporated herein by reference to the Registration Statement on Form 10 filed by the Trust on October 25, 2019.

10.1
Limited Liability Company Agreement of Woodbridge Wind-Down Entity LLC dated February 15, 2019, incorporated herein by reference to the Registration Statement on Form 10 filed by the Trust on October 25, 2019.

Part IV
Item 15.	Exhibits and Financial Statement Schedules (Continued)

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

10.09
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

101
The following financial statements from the Woodbridge Liquidation Trust Annual Report on Form 10-K for the year ended June 30, 2024, formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated statements of net assets in liquidation as of June 30, 2024 and 2023, (ii) consolidated statements of changes in net assets in liquidation for the years ended June 30, 2024 and 2023, (iii) the notes to the consolidated financial statements. XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

Woodbridge Liquidation Trust and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Supervisory Board and Liquidation Trustee of Woodbridge Liquidation Trust and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of net assets in liquidation of Woodbridge Liquidation Trust and Subsidiaries (the “Company”) as of June 30, 2024 and 2023, the related consolidated statements of changes in net assets in liquidation for the years ended June 30, 2024 and 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the net assets in liquidation of the Company as of June 30, 2024 and 2023, and the changes in net assets in liquidation for the years ended June 30, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America applied on the basis described below.

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

Irvine, California
September 27, 2024

Part IV
Item 15.	Exhibits and Financial Statement Schedules (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Consolidated Statements of Net Assets in Liquidation
As of June 30, 2024 and 2023

($ in Thousands)

	6/30/2024	6/30/2023

Assets
Cash, cash equivalents and short-term investments	$56,010	$25,704
Restricted cash (Note 3)	4,911	4,473
Other assets (Note 4)	2,459	3,415

Total assets	$63,380	$33,592

Liabilities
Accounts payable and accrued liabilities	$23	$37
Distributions payable	784	1,283
Accrued liquidation costs (Note 5)	22,704	25,499
Total liabilities	$23,511	$26,819

Commitments and Contingencies (Note 12)

Net Assets in Liquidation
Restricted for Qualifying Victims (Note 6)	$4,110	$3,491
All Interestholders	35,759	3,282

Total net assets in liquidation	$39,869	$6,773

See accompanying notes to consolidated financial statements.

Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Consolidated Statements of Changes in Net Assets in Liquidation
For the Years Ended June 30, 2024 and 2023

($ in Thousands)

	Year Ended June 30, 2024			Year Ended June 30, 2023
	Restricted			Restricted
	For Qualifying	All		For Qualifying	All
	Victims	Interestholders	Total	Victims	Interestholders	Total

Net Assets in Liquidation as of beginning of period	$3,491	$3,282	$6,773	$3,485	$30,910	$34,395

Change in assets and liabilities (Note 7):
Restricted for Qualifying Victims -
Change in carrying value of assets and liabilities, net	619	-	619	6	-	6

All Interestholders:
Change in carrying value of assets and liabilities, net	-	32,070	32,070	-	(5,197)	(5,197)
Distributions (declared) reversed, net	-	407	407	-	(22,431)	(22,431)
Net change in assets and liabilities	-	32,477	32,477	-	(27,628)	(27,628)

Net Assets in Liquidation as of end of period	$4,110	$35,759	$39,869	$3,491	$3,282	$6,773

See accompanying notes to consolidated financial statements.

Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
As of June 30, 2024 and 2023

1)	Formation, Organization and Description of Business

Formation

Woodbridge Liquidation Trust (the “Trust”) was established (i) for the purpose of collecting, administering, distributing and liquidating the Trust assets for the benefit of the Trust beneficiaries in accordance with the Liquidation Trust Agreement of the Trust and the First Amended Joint Chapter 11 Plan of Liquidation of Woodbridge Group of Companies, LLC and its chapter 11 affiliated debtors each a “Debtor” (and collectively, the “Debtors”) dated August 22, 2018 (as amended, modified, supplemented or restated from time to time, the “Plan”); (ii) to resolve disputed claims asserted against the Debtors; (iii) to litigate and/or settle causes of action (“Causes of Action”); and (iv) to pay certain allowed claims and statutory fees, as required by the Plan. The Trust was formed on February 15, 2019 (the “Plan Effective Date”) as a statutory trust under Delaware law.

On the Plan Effective Date, in accordance with the Plan, (a) the following assets automatically vested in the Trust: (i) an aggregate $5,000,000 in cash from the Debtors for the purpose of funding the Trust’s initial expenses of operation; (ii) certain claims and Causes of Action; (iii) all of the outstanding equity interests of the Wind-Down Entity (as defined below); and (iv) certain other non-real estate related assets, (b) the equity interests of Woodbridge Group of Companies, LLC and Woodbridge Mortgage Investment Fund 1, LLC (together, the “Remaining Debtors”) were cancelled and new equity interests representing all of the newly issued and outstanding equity interests in the Remaining Debtors were issued to the Trust, (c) all of the other Debtors other than the Remaining Debtors were dissolved and (d) the real estate-related assets of the Debtors were automatically vested in the Trust’s wholly-owned subsidiary, Woodbridge Wind-Down Entity LLC (the “Wind-Down Entity”) or one of the Wind-Down Entity’s 43 wholly-owned single-member limited liability companies (the “Wind-Down Subsidiaries”) formed to own the respective real estate assets. The Trust, the Remaining Debtors, the Wind-Down Entity and the Wind-Down Subsidiaries are collectively referred to herein as the “Company”.

As further discussed in Note 8, the Trust has two classes of liquidation trust interests: Class A Liquidation Trust Interests (the “Class A Interests”) and Class B Liquidation Trust Interests (the “Class B Interests”). The holders of Class A Interests and Class B Interests are collectively referred to as “All Interestholders”. Class A Interests and Class B Interests are collectively referred to as “Liquidation Trust Interests”.

On December 24, 2019, the Trust’s Registration Statement on Form 10 became effective under the Securities Exchange Act of 1934 (the “Exchange Act”). The trading symbol for the Trust’s Class A Interests is WBQNL. Bid and asked prices for the Trust’s Class A Interests are quoted on the OTC Link® ATS, the SEC-registered alternative trading system. The Class A Interests are eligible for the Depository Trust Company’s Direct Registration System services. The Class B Interests are not registered with the SEC.

Organization

The Trust does not have directors, executive officers, or employees. All of the management and executive authority of the Trust resides with the Liquidation Trustee, subject to the supervision of a five-member supervisory board (the “Supervisory Board”). The Wind-Down Entity is separately managed by its board of managers.

The Liquidation Trust Interests are non-voting. The holders of the Class A Interests and the Class B Interests have the same rights, except with respect to certification, transferability and payment of distributions. See Note 9 regarding the priority and manner of distribution of available cash.

The Wind-Down Entity, from time to time, makes distributions to the Trust, as available. The Trust in turn makes distributions, from time to time, to the Trust beneficiaries, as available.

The Trust will be terminated upon the first to occur of (i) the making of all distributions required to be made and a determination by the Liquidation Trustee that the pursuit of additional Causes of Action held by the Trust is not justified or (ii) March 31, 2026, subject to the extension of such date with the approval of the Bankruptcy Court.  During the year ended June 30, 2023, the Company concluded that its liquidation activities would not be completed by February 15, 2024, which was the original outside termination date of the Trust, for a number of reasons. First, there had been significant delays in certain legal proceedings where the Company was the plaintiff. Second, a construction defect claim was asserted against one of the Wind-Down Subsidiaries (the “Development Entity”) by the buyer of a single-family home sold by the Development Entity (see Notes 5, 12 and 13). Based on these factors, the Company projected a revised estimated completion date for the Company’s operations of  approximately March 31, 2026 and filed a motion with the Bankruptcy Court to extend the termination date of the Trust to that date. This motion was granted by the Bankruptcy Court on December 20, 2023. However, the Company may seek one or more additional extensions of the termination date if it deems it necessary, or appropriate to facilitate the orderly liquidation of the Trust’s assets, the resolution of the construction defect claim against the Development Entity, or the resolution of the Company’s claims against its insurers and other third parties in connection with the construction defect claim or other reasons.

Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
As of June 30, 2024 and 2023
Pursuant to the Wind-Down Entity’s Limited Liability Company Agreement, the Wind-Down Entity shall dissolve upon the first to occur of the following: (i) the written consent of the Trust, (ii) the entry of a decree of judicial dissolution under Section 18-802 of the Delaware LLC Act and (iii) the sale or other disposition of all of the Wind-Down Assets.

Description of Business

The Company is required to liquidate its assets and distribute available cash to the Trust beneficiaries. The liquidation activities are carried out by the Trust, the Wind-Down Entity and the Wind-Down Subsidiaries. The Company currently operates as one reportable segment.

The Trust is prosecuting various Causes of Action acquired by the Trust pursuant to the Plan and is resolving claims asserted against the Debtors. As of June 30, 2024, the Company is the plaintiff in several pending lawsuits. During the years ended June 30, 2024 and 2023, the Company recorded settlement recoveries of approximately $37,908,000 and $296,000, respectively, (see Note 11 for additional information). The Company also recorded liabilities of 5% of the settlement recoveries as amounts payable to the Liquidation Trustee. The Company has accrued an estimate of the amount of legal costs to be incurred to pursue this litigation, excluding contingent fees. As more fully discussed in Note 2, the Company’s consolidated financial statements do not include any estimate of future net recoveries from litigation and settlement, since the Company cannot reasonably estimate them.

The Wind-Down Entities’ operations are almost complete. As of June 30, 2024, the Wind-Down Subsidiaries owned one performing secured loan and one single-family home subject to a life estate (see Note 4 for additional information).

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

The Trust’s expectations about the amount of any additional distributions and when they will be paid are subject to risks and uncertainties and are based on certain estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of any additional distributions may differ materially, perhaps in adverse ways, from the Trust estimates. Furthermore, it is not possible to predict the timing of any additional distributions, and any such distributions may not be made within the timing referenced in the consolidated financial statements. See Note 9 for information relating to the suspension of distributions, other than distributions solely in respect of Forfeited Assets, which will be made solely to Qualifying Victims (see Note 6).

No assurance can be given that total distributions will equal or exceed the estimate of net assets in liquidation presented in the consolidated statements of net assets in liquidation.

Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
As of June 30, 2024 and 2023
2)	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These consolidated financial statements have been presented in accordance with Accounting Standards Codification (“ASC”) Subtopic 205-30, “Liquidation Basis of Accounting”, as amended by Accounting Standards Update (“ASU”) No. 2013-07, “Presentation of Financial Statements (Topic 205), Liquidation Basis of Accounting”.

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

Liabilities, including estimated costs associated with implementing and completing the Plan, are measured in accordance with U.S. GAAP that otherwise applies to those liabilities. The Company has recorded estimated development costs, estimated reserves for contingent liabilities including potential construction defect claims, and the estimated general and administrative costs to be incurred until the completion of the liquidation of the Company. When estimating development costs, primarily construction costs and professional fees, the Company considered estimates of costs to complete punch list items and to address potential construction defect claims and other costs. Projected general and administrative cost estimates take into account operating costs through the completion of the liquidation of the Company, currently estimated to be approximately March 31, 2026, and an accrual for the administration of potential construction defect claims.

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
As of June 30, 2024 and 2023
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

The measurement of real estate assets is based on current contracts (if any), if contingencies have been removed, estimates and other indications of sales value, net of estimated costs. The performing loan is recorded at the amount of the contractual interest payments and principal repayment of the loan.

In addition, the Company recognizes other amounts to be received based on contractual terms or when the amounts to be received are certain.

Accrued Liquidation Costs

The Company accrues estimated liquidation costs to the extent they are reasonably determinable. These costs consist of (a) estimated development costs including construction costs and professional fees, the costs to complete punch list items, bond refunds and estimated reserves for contingent liabilities including potential construction defect claims and other costs and (b) estimated general and administrative costs including payroll, legal and other professional fees, trustee and board fees, rent and other office related expenses, and other general and administrative costs to operate the Company and the administration of construction defect claims.

Cash Equivalents and Short-Term Investments

The Company considers certificates of deposit that have a maturity date of 90 days or less at the time of investment to be cash equivalents. The Company’s considers certificates of deposit that have a maturity date of more than 90 days to be short-term investments.

Restricted Cash

Restricted cash includes cash that can only be used for certain specified purposes as described in Note 3.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and restricted cash, which are held as deposits in several financial institutions. The deposit balances in any one financial institution may exceed the Federal Deposit Insurance Corporation (the “FDIC”) insurance limit of $250,000. The Company mitigates this risk by using sweep accounts, when available, to reduce deposit balances at any one financial institution consistent with FDIC insurance limits.

Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
As of June 30, 2024 and 2023
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

Net Assets in Liquidation - Restricted for Qualifying Victims

The Company separately presents the portion of net assets in liquidation that are restricted for Qualifying Victims from the net assets in liquidation that are available to All Interestholders (see Note 6).

Reclassifications

The Company has reclassified certain amounts related to its prior period consolidated financial statements to conform to its current period presentation.

3)	Restricted Cash

The Company’s restricted cash as of June 30, 2024 and 2023, is as follows ($ in thousands):

	June 30, 2024	June 30, 2023

Forfeited Assets (Note 6)	$4,125	$3,190
Distributions restricted by the Company related to unresolved claims, distributions for recently allowed claims, uncashed distribution checks, distributions withheld due to pending avoidance actions and distributions that the Trust is waiting for further beneficiary information	786	1,283
Total restricted cash	$4,911	$4,473

Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
As of June 30, 2024 and 2023

4)	Other Assets

The Company’s other assets as of June 30, 2024 and 2023, are as follows ($ in thousands):

	June 30, 2024	June 30, 2023
Accrued interest (a)	$1,790	$1,574
Real estate assets, net (b)	498	960
Settlement receivables, net (c)	67	254
Forfeited Assets (Note 6) (a)	58	435
Escrow receivable (d)	4	150
Other	42	42
Total other assets	$2,459	$3,415

(a)	The Company accrues interest in the amount that it estimates it will earn on its cash on deposit during the period from July 1, 2024 through March 31, 2026 and during the period from July 1, 2023 through March 31, 2026, respectively. Of the accrued interest at June 30, 2024, approximately $36,000 relates to the Forfeited Assets’ restricted cash and approximately $1,790,000 relates to the Company’s remaining cash, cash equivalents, short-term investments and restricted cash. Of the accrued interest at June 30, 2023, approximately $62,000 relates to the Forfeited Assets’ restricted cash and approximately $1,574,000 relates to the Company’s remaining cash, cash equivalents, short-term investments and restricted cash. The accrued interest relating to Forfeited Assets is included in the Forfeited Assets line.

(b)	Real estate assets at June 30, 2024 consisted of one performing loan secured by a property located in the state of Ohio (see Note 13) and one single-family home subject to a life estate located in the state of Florida. Real estate assets at June 30, 2023 consisted of one performing loan secured by a property located in the state of Ohio, one single-family home subject to a life estate located in the state of Florida and one real property located in the state of Hawaii.

During the year ended June 30, 2024, the Company sold the real property located in Hawaii for net proceeds of approximately $500,000. During the year ended June 30, 2023, the Company sold one single-family home, sold one other property, and settled one secured loan for net proceeds of approximately $26,958,000 in the aggregate.

(c)	Net of an allowance for uncollectible settlement receivables, which was approximately $141,000 and $63,000 as of June 30, 2024 and 2023, respectively.

(d)
The escrow receivable as of June 30, 2024 and 2023 relates to one single-family home that was sold during the year ended June 30, 2023. The amount was held back at the close of escrow to cover specific repairs to the property. As repairs are completed, the costs associated with the repairs are deducted from the escrow receivable.

Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
As of June 30, 2024 and 2023

5)	Accrued Liquidation Costs

The following is a summary of accrued liquidation costs as of June 30, 2024 and 2023 ($ in thousands):

	June 30, 2024	June 30, 2023

Development and holding costs	$8,888	$4,757

General and administrative costs:
Legal and other professional fees	7,453	13,308
Directors and officers insurance	3,132	3,442
Payroll and payroll-related	2,273	2,757
Board fees and expenses	525	742
Other	433	493
Total general and administrative costs	13,816	20,742

Total accrued liquidation costs	$22,704	$25,499

During the quarter ended June 30, 2024, the Company accrued development costs of approximately $5.0 million relating to the construction defect claim asserted against one of the Wind-Down Subsidiaries. The development costs are an estimate of the costs to be incurred in the initial phase of repair. The costs are primarily comprised of estimated construction and related costs for an initial phase of repair as well as legal and professional fees for pursuing litigation related to the construction defect and related insurance claims. The Company is currently unable to estimate the costs to complete subsequent phases of repair. See Notes 12 and 13.

As discussed in Note 1, during the year ended June 30, 2024, due to significant delays in certain legal proceedings brought by the Company and a construction defect claim asserted against the Development Entity by the buyer of a single-family home, the Company requested, and the Bankruptcy Court granted, an extension of the termination date of the Trust from February 15, 2024 to March 31, 2026.

The change of the estimated completion date of the Company’s liquidation activities resulted in an additional accrual of accrued liquidation costs of approximately $7.7 million during the quarter ended June 30, 2023. The additional costs were primarily comprised of legal and other professional fees and payroll and payroll-related costs. A portion of the accrued liquidation costs relate to estimated reserves for contingent liabilities including potential construction defect claims and the administration of such claims after the Company’s liquidation activities are completed.

6)	Forfeited Assets - Restricted for Qualifying Victims

The Trust entered into a resolution agreement with the DOJ which provided that the Trust would receive the assets forfeited (“Forfeited Assets”) by Robert and Jeri Shapiro. The agreement provided for the release of specified Forfeited Assets by the DOJ to the Trust and for the Trust to liquidate those assets and distribute the net sale proceeds to Qualifying Victims. Qualifying Victims consist of the former holders of allowed Class 3 and 5 claims as of the Plan Effective Date and their permitted assigns, but do not include former holders of Class 4 claims. Distributions to Qualifying Victims are to be allocated pro-rata based on their net allowed Class 3 and Class 5 claims (“Net Allowed Class 3 and Class 5 Claims”) plus unresolved Class 3 and Class 5 claims without considering the (i) 5% enhancement for contributing their Causes of Action and (ii) 72.5% Class 5 coefficient. As of June 30, 2024, the Net Allowed Class 3 and Class 5 Claims were approximately $881,540,000 and net unresolved Class 3 and Class 5 claims were approximately $50,000 (together referred to as the “Total Net Qualifying Victim Claims”). See Note 13.

In March 2021, the Trust received certain Forfeited Assets from the DOJ, including cash, wine, jewelry, handbags, clothing, shoes, art, gold, an automobile and other assets. The Company recorded the total estimated net realizable value of the Forfeited Assets of approximately $3,459,000. During the year ended June 30, 2024, the Company sold the remaining handbags and art and most of the jewelry. During the year ended June 30, 2023, the Company sold the automobile, some of the jewelry, handbags, clothing, shoes and art.

Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
As of June 30, 2024 and 2023
On February 23, 2024, the Trust received approximately $560,000 in cash from the DOJ that was forfeited by a co-defendant of Robert Shapiro. These additional Forfeited Assets are also to be distributed to Qualifying Victims.

The Forfeited Assets included in the Company’s June 30, 2024 and 2023 consolidated financial statements are as follows ($ in thousands):

	June 30, 2024	June 30, 2023

Restricted cash (Note 3)	$4,125	$3,190
Other assets (Note 4)	58	435
Accrued liquidation costs - primarily legal and professional fees	(73)	(134)
Net assets in liquidation - restricted for Qualifying Victims	$4,110	$3,491

The Company presently expects to distribute the proceeds of the Forfeited Assets to Qualifying Victims as soon as practicable following the sale of the last Forfeited Asset, which is expected to occur by December 31, 2024.

7)	Net Change in Assets and Liabilities

Restricted for Qualifying Victims

The following is a summary of the change in the carrying value of assets and liabilities, net during the year ended June 30, 2024 ($ in thousands):

	Cash	Remeasure-
	Activities	ment	Total

Cash, cash equivalents and short-term investments	$-	$-	$-
Restricted cash	935	-	935
Other assets	(421)	44	(377)
Total assets	$514	$44	$558

Accounts payable and accrued liabilities	$-	$-	$-
Accrued liquidation costs	(61)	-	(61)
Total liabilities	$(61)	$-	$(61)

Change in carrying value of assets and liabilities, net	$575	$44	$619

Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
As of June 30, 2024 and 2023

The following is a summary of the change in the carrying value of assets and liabilities, net during the year ended June 30, 2023 ($ in thousands):

	Cash	Remeasure-
	Activities	ment	Total

Cash, cash equivalents and short-term investments	$-	$-	$-
Restricted cash	795	-	795
Other assets	(831)	8	(823)
Total assets	$(36)	$8	$(28)

Accounts payable and accrued liabilities	$-	$6	$6
Accrued liquidation costs	(40)	-	(40)
Total liabilities	$(40)	$6	$(34)

Change in carrying value of assets and liabilities, net	$4	$2	$6

All Interestholders

The following provides details of the change in carrying value of assets and liabilities, net during the year ended June 30, 2024 ($ in thousands):

	Cash	Remeasure-
	Activities	ment	Total

Cash, cash equivalents and short-term investments	$29,895	$-	$29,895
Restricted cash	8	(1)	7
Other assets	(40,390)	39,826	(564)
Total assets	$(10,487)	$39,825	$29,338

Accounts payable and accrued liabilities	$(2,752)	$2,738	$(14)
Accrued liquidation costs	(7,783)	5,065	(2,718)
Total liabilities	$(10,535)	$7,803	$(2,732)

Change in carrying value of assets and liabilities, net	$48	$32,022	$32,070

The following provides details of the distributions declared, net during the year ended June 30, 2024 ($ in thousands):

Distributions declared	$-
Distributions reversed	407
Distributions (declared) reversed, net	$407

Distributions payable decreased during the year ended June 30, 2024 by approximately $499,000.

Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
As of June 30, 2024 and 2023
The following provides details of the change in carrying value of assets and liabilities, net during the year ended June 30, 2023 ($ in thousands):

	Cash	Remeasure-
	Activities	ment	Total

Cash, cash equivalents and short-term investments	$16,352	$-	$16,352
Restricted cash	14	-	14
Other assets	(30,999)	350	(30,649)
Total assets	$(14,633)	$350	$(14,283)

Accounts payable and accrued liabilities	$(645)	$557	$(88)
Accrued liquidation costs	(15,246)	6,248	(8,998)
Total liabilities	$(15,891)	$6,805	$(9,086)

Change in carrying value of assets and liabilities, net	$1,258	$(6,455)	$(5,197)

The following provides details of the distributions declared, net during the year ended June 30, 2023 ($ in thousands):

Distributions declared	$(25,033)
Distributions reversed	2,602
Distributions (declared) reversed, net	$(22,431)

Distributions payable decreased during the year ended June 30, 2023 by approximately $67,484,000.

8)	Liquidation Trust Interests

The following table summarizes the Liquidation Trust Interests (rounded) for the years ended June 30, 2024 and 2023:

	For the Year Ended June 30,
	2024		2023
Liquidation Trust Interests	Class A	Class B	Class A	Class B

Outstanding at beginning of year	11,515,800	675,617	11,513,535	675,617
Allowed claims	1,896	334	2,881	-
5% enhancement for certain allowed claims	-	-	144	-
Settlement of claims by cancelling Liquidation Trust Interests	(1,222)	-	(760)	-
Outstanding at end of year	11,516,474	675,951	11,515,800	675,617

Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
As of June 30, 2024 and 2023
At the Plan Effective Date, certain claims were disputed. As the claims are resolved, additional Class A Interests and (if applicable) Class B Interests are issued on account of allowed claims and no Class A Interests or (if applicable) Class B Interests are issued on account of disallowed claims. The following table summarizes the Trust’s unresolved claims against the Debtors as they relate to Liquidation Trust Interests (rounded) for the years ended June 30, 2024 and 2023:

	For the Year Ended June 30,
	2024		2023
Liquidation Trust Interests	Class A	Class B	Class A	Class B

Reserved for unresolved claims at beginning of year	13,875	333	90,793	333
Allowed claims	(1,896)	(333)	(1,348)	-
5% enhancement for certain allowed claims	-	-	-	-
Disallowed claims	(9,901)	-	(75,570)	-
Reserved for unresolved claims at end of year	2,078	-	13,875	333

9)	Distributions

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

On August 3, 2023, the Supervisory Board, at the recommendation of the Liquidation Trustee, suspended the making of additional distributions, pending the results of the Company’s investigation of a construction defect claim asserted against the Development Entity by the buyer of a single-family home sold by the Development Entity, other than the distribution solely in respect of Forfeited Assets to be made to Qualifying Victims (see Note 13). There were no distributions declared or paid during the year ended June 30, 2024.

The following distributions were paid during the year ended June 30, 2023 ($ in millions, except for $ per Class A Interest):

				Year Ended June 30, 2023
						Deposits Into
			$ per			Restricted
Date			Class A	Total		Cash
Declared			Interest	Declared	Paid	Account

Eleventh	5/10/2023		$2.18	$25.02	$24.90	$0.12
Tenth	6/15/2022	(a)	$5.63	-	64.19	0.83
Total				$25.02	$89.09	$0.95

(a)	The distribution was declared on June 15, 2022 and was paid on July 15, 2022. The deposit into the restricted cash account with respect to the tenth distribution was made on July 26, 2022.

Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
As of June 30, 2024 and 2023
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

During the years ended June 30, 2024 and 2023, as (a) claims were resolved, (b) claims were recently allowed, (c) addresses for holders of uncashed distribution checks were obtained, (d) pending avoidance actions were resolved and (e) further beneficiary information was received, distributions of approximately $92,000 and $789,000, respectively, were paid to holders of Class A Interests from the restricted cash account and distributions payable were reduced by the same amount.

During the years ended June 30, 2024 and 2023, as a result of claims being disallowed or Class A Interests being cancelled, approximately $407,000 and $2,629,000, respectively, were released from the restricted cash account and distributions payable were reduced by the same amount.

During the year ended June 30, 2023, approximately $20,000 was received from Interestholders that had been overpaid on prior distributions. During the year ended June 30, 2024, no Interestholders repaid amounts related to prior distributions.

As a result of distribution checks that had not been cashed within 180 days of their issuance, Interestholders were deemed to have forfeited their rights to reserved and future Class A Interest distributions. During the year ended June 30, 2023, some Interestholders that had previously been deemed to have forfeited their rights to receive Class A Interest distributions responded and therefore approximately $27,000 was added to the restricted cash account and distributions payable were increased by the same amount. During the year ended June 30, 2024, no Interestholders that had previously been deemed to have forfeited their rights to receive Class A Interest distributions responded.

10)	Related Party Transactions

Terry Goebel, who was a member of the Supervisory Board until his resignation on March 5, 2024, is president and a principal owner of G3 Group LA (“G3”), a construction firm specializing in the development of high-end luxury residences. G3 is owned by Terry Goebel and his son Kelly Goebel. During the year ended June 30, 2023, G3 completed its contract for the development of one single-family home in Los Angeles, California. As of June 30, 2024 and 2023, there were no remaining amounts payable under this contract. During the year ended June 30, 2023, approximately $220,000 was paid by the Company to G3 related to this contract. During the year ended June 30, 2024, no payments were paid by the Company to G3 related to this contract.

The Liquidation Trustee of the Trust is entitled to receive 5% of the total gross amount recovered by the Trust from the pursuit of the Causes of Action. During the years ended June 30, 2024 and 2023, approximately $2,734,000 and $33,000, respectively, were accrued as amounts due to the Liquidation Trustee, respectively. As of June 30, 2024 and 2023, approximately $18,000 and $32,000, respectively, were payable to the Liquidation Trustee. These amounts are included in accounts payable and accrued liabilities in the accompanying consolidated statements of net assets in liquidation. During the years ended June 30, 2024 and 2023, approximately $2,747,000 and $83,000, respectively, were paid to the Liquidation Trustee.

Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
As of June 30, 2024 and 2023
In November 2019, the Trust entered into an arrangement with Akerman LLP, a law firm based in Miami, Florida of which the Liquidation Trustee is a partner, for the provision, at the option of the Trust on an as-needed basis, of e-discovery and related litigation support services in connection with the Trust’s prosecution of the Causes of Action. Under the arrangement, the Trust is charged for the services at scheduled rates per task which, depending on specific task, include flat rates, rates based on volume of data processed, rates based on the number of data users, the hourly rates of Akerman LLP personnel, or other rates. During the years ended June 30, 2024 and 2023, respectively, approximately $432,000 and $428,000, respectively, were paid related to these services and there are no outstanding payables as of June 30, 2024 and 2023.

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

The executive officers of the Wind-Down Entity were entitled to a bonus based on the Wind-Down Entity achieving certain specified cumulative amounts of distributions to the Trust. Effective January 1, 2023, there were no remaining bonus arrangements for the executive officers. Accordingly, no amounts were accrued as of June 30, 2024 and 2023. During the year ended June 30, 2024, no amounts were paid related to bonuses. During the year ended June 30, 2023, approximately $3,273,000 was paid related to bonuses.

11)	Causes of Action

One of the Trust’s liquidation activities is to litigate and/or settle Causes of Action. The main areas of litigation have involved actions against Comerica Bank, nine law firms and 10 individual attorneys. As of June 30, 2024, the case against Comerica Bank was settled and the cases against eight law firms and nine individual attorneys had been settled or dismissed. See Note 13. The Company recognizes recoveries from settlements when an agreement is executed, final court approval is received (if required), and collectability is reasonably assured.

The Trust has also filed numerous avoidance actions, most of which have been resolved, resulting in settlement recoveries by or judgments in favor of the Trust. As of June 30, 2024, 30 legal actions remain pending. Additionally, since February 15, 2019 and as of June 30, 2024, the Trust has obtained default and stipulated judgments related to certain avoidance actions. It is unknown at this time how much, if any, will ultimately be collected on the judgments. Therefore, the Company has not recognized any recoveries from these judgments.

During the years ended June 30, 2024 and 2023, the Company recorded approximately $37,908,000 and $296,000, respectively, from the settlement of Causes of Action. The Company also recorded liabilities of 5% of the settlements as amounts payable to the Liquidation Trustee and an allowance for uncollectible settlement installment receivables. See Note 4 for information about the settlement receivables, net as of June 30, 2024 and 2023.

12)	Commitments and Contingencies

Since the Company uses the liquidation basis of accounting, the Company has accrued estimated liquidation costs to the extent they are reasonably determinable, which includes the items discussed in this footnote.

On December 18, 2023, the Company entered into a new month-to-month lease for office space commencing on January 1, 2024. The lease may be terminated with no less than one month’s notice from the first day of any calendar month. The monthly rent is approximately $2,000. On December 20, 2023, the Company paid a deposit of approximately $2,000 related to the new office lease and on March 22, 2024, the Company paid an additional deposit of approximately $2,000 related to the lease. The amount of rent paid, including common area maintenance and parking charges, during the years ended June 30, 2024 and 2023, was approximately $42,000 and $55,000, respectively.

Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
As of June 30, 2024 and 2023
The Wind-Down Entity has part-time employment agreements with its two executive officers which renew automatically on an annual basis, subject to the right of either party to terminate the agreement at any time and for any reason on thirty days’ advance written notice.

In June 2023, the owner of a single-family home sold by the Development Entity asserted a construction defect claim against the Development Entity. The Development Entity’s soil and geotechnical engineers have developed an initial plan to repair the site. See Note 13. Following the initial repairs, additional costs will be necessary to monitor the home and complete additional repairs; however, the scope of work for subsequent phase(s) will depend on the outcome of the initial repairs. The Development Entity is currently unable to estimate the cost necessary to complete subsequent phase(s) of the repairs and these costs could be material. The amount of the liability exposure in excess of the $5.0 million recorded as of June 30, 2024 is currently unknown.

The Development Entity had purchased insurance policies for risks arising out of the Development Entity’s development of the aforementioned single-family home. The Development Entity tendered the claim to one of its insurance carriers on June 28, 2023; however, the carrier has not yet accepted the claim (see Note 13).

On May 28, 2024, the Development Entity filed a lawsuit against the prior owner, contractors, including G3, and other professionals involved in the development of the site and the construction of the home, seeking to have them pay for or contribute to the costs incurred to address the construction defect claim.

Other than that discussed in Note 13 below, the Company is not presently the defendant in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company other than as described herein.

13)	Subsequent Events

The Company evaluates subsequent events up until the date the consolidated financial statements are issued.

Causes of Action

During the period from July 1, 2024 through September 27, 2024, the Company recognized approximately $3,447,000, net of litigation costs and attorney fees, from the settlement of Causes of Action including the settlement with Haight, Brown & Bonesteel LLP and Ted Handel on July 3, 2024, which were the last remaining law firm and individual attorney against whom the Trust was litigating in the action Goldberg v. Halloran & Sage LLP et el., Case No. 19STCV42900 (Cal. Super. Ct., L.A. Cnty., filed December 2, 2019).

During the period from July 1, 2024 through September 27, 2024, the Company recorded approximately $256,000 payable to the Liquidation Trustee, related to the settlement of Causes of Action.

Distributions

During the period from July 1, 2024 through September 27, 2024, as (a) claims were resolved, (b) claims were recently allowed, (c) addresses for holders of uncashed distribution checks were obtained, (d) pending avoidance actions were resolved and (e) further beneficiary information was received, distributions of approximately $70,000, were paid to holders of Class A Interests from the restricted cash account and distributions payable were reduced by the same amount.

Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
As of June 30, 2024 and 2023
Forfeited Assets

During the period from July 1, 2024 through September 27, 2024, the Company realized net proceeds of approximately $21,000 from the sale of Forfeited Assets.

On September 19, 2024, a distribution of the net sales proceeds of the Forfeited Assets of approximately $4,100,000 was approved which represents a distribution of approximately $4.65 per $1,000 of Total Net Qualifying Victim Claims. The Trust expects to make the distribution, which is to be paid solely to Qualifying Victims, as soon as practicable following the sale of the last Forfeited Asset, which is expected to occur by December 31, 2024.

Construction Defect Claim

On August 7, 2024, the initial repair plans were submitted to the Los Angeles Department of Building and Safety (“LADBS”) for their review and approval. After the plan is approved, the Development Entity will contract to have the repair work performed. During LADBS’ review process, changes to the initial plan could be required. The Development Entity is unable to estimate the increase in costs, if any, resulting from this review process and these costs could be material.

On August 9, 2024, the Development Entity filed a lawsuit against its insurance carriers seeking to have the insurance carriers pay for or contribute to the costs incurred to address the construction defect claim.

Litigation

In July 2024, the Liquidation Trustee received two summonses which named a Debtor as a defendant. Both complaints relate to delinquent real estate taxes on properties located in the state of Ohio that serve as collateral for a loan that is owned by a Wind-Down Subsidiary. In August, the Company responded to both complaints.

Bond Refunds

During the period from July 1, 2024 through September 27, 2024, the Company received approximately $15,000 of bond refunds.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of September, 2024.

By:	/s/ Michael I. Goldberg

Name:	Michael I. Goldberg
Title:	Liquidation Trustee