Form 10-Q
period 2024-09-30
Woodbridge Liquidation Trust
filed 2024-11-12
CIK 1785494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Yes ☐ No  ☒

Woodbridge Liquidation Trust
Form 10-Q
September 30, 2024

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

Woodbridge Liquidation Trust and Subsidiaries Consolidated Statements of Net Assets in Liquidation As of September 30, 2024 and June 30, 2024
($ In Thousands)

	9/30/2024
	(Unaudited)	6/30/2024

Assets
Cash, cash equivalents and short-term investments	$58,421	$56,010
Restricted cash (Note 3)	4,857	4,911
Other assets (Note 4)	2,509	2,459

Total assets	$65,787	$63,380

Liabilities
Accounts payable and accrued liabilities	$281	$23
Distributions payable	695	784
Accrued liquidation costs (Note 5)	21,264	22,704

Total liabilities	$22,240	$23,511

Commitments and Contingencies (Note 12)

Net Assets in Liquidation
Restricted for Qualifying Victims (Note 6)	$4,125	$4,110
All Interestholders	39,422	35,759

Total net assets in liquidation	$43,547	$39,869

See accompanying notes to unaudited consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries Consolidated Statements of Changes in Net Assets in Liquidation For the Three Months Ended September 30, 2024 and 2023
(Unaudited, $ in Thousands)

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Restricted For Qualifying Victims	All Interestholders	Total	Restricted For Qualifying Victims	All Interestholders	Total

Net Assets in Liquidation as of beginning of period	$4,110	$35,759	$39,869	$3,491	$3,282	$6,773

Change in assets and liabilities (Note 7):
Restricted for Qualifying Victims -
Change in carrying value of assets and liabilities, net	15	-	15	20	-	20

All Interestholders:
Change in carrying value of assets and liabilities, net	-	3,644	3,644	-	32,541	32,541
Distributions (declared) reversed, net	-	19	19	-	40	40
Net change in assets and liabilities	-	3,663	3,663	-	32,581	32,581

Net Assets in Liquidation as of end of period	$4,125	$39,422	$43,547	$3,511	$35,863	$39,374

See accompanying notes to unaudited consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2024 and 2023 (Unaudited)

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

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2024 and 2023 (Unaudited)
The Trust will be terminated upon the first to occur of (i) the making of all distributions required to be made and a determination by the Liquidation Trustee that the pursuit of additional Causes of Action held by the Trust is not justified or (ii) March 31, 2026, subject to the extension of such date with the approval of the Bankruptcy Court. The Company may seek one or more additional extensions of the termination date if it deems it necessary, or appropriate to facilitate the orderly liquidation of the Trust’s assets, including the resolution of the construction defect claim against one of the Wind-Down Subsidiaries (the “Development Entity”), or the resolution of the Company’s claims against its insurers and other third parties in connection with the construction defect claim (see Note 12 for additional information) or other reasons.

Description of Business

The Company is required to liquidate its assets and distribute available cash to the Trust beneficiaries. The liquidation activities are carried out by the Trust, the Wind-Down Entity and the Wind-Down Subsidiaries. The Company currently operates as one reportable segment.

The Trust is prosecuting various Causes of Action acquired by the Trust pursuant to the Plan and is resolving claims asserted against the Debtors (see Note 11 for additional information). As of September 30, 2024, the Company is the plaintiff in several pending lawsuits (see Note 12 for additional information).

The Wind-Down Entities’ operations are almost complete. As of September 30, 2024, the Wind-Down Subsidiaries owned one performing secured loan and one single-family home subject to a life estate (see Note 4 for additional information) and the Development Entity is addressing the resolution of the construction defect claim against the Development Entity (see Notes 5 and 12 for additional information)

Pursuant to the Wind-Down Entity’s Limited Liability Company Agreement, the Wind-Down Entity shall dissolve upon the first to occur of the following: (i) the written consent of the Trust, (ii) the entry of a decree of judicial dissolution under Section 18-802 of the Delaware LLC Act and (iii) the sale or other disposition of all of the Wind-Down Assets.

As more fully discussed in Note 2, the Company uses the Liquidation Basis of Accounting. Net assets in liquidation represent the remaining estimated aggregate value available to All Interestholders upon liquidation, with no discount for the timing of proceeds (undiscounted). Actual net liquidation proceeds, other recoveries and liquidation costs may differ materially from the estimated amounts due to the uncertainty in the timing and the cost of completing the liquidation activities.

The Trust’s expectations about the amount of any additional distributions and when they will be paid are subject to risks and uncertainties and are based on certain estimates and assumptions, one or more of which may prove to be incorrect. No assurance can be given that total distributions will equal or exceed the estimate of net assets in liquidation presented in the consolidated statements of net assets in liquidation. The actual amount of any additional distributions may differ materially, perhaps in adverse ways, from the Trust estimates. Furthermore, it is not possible to predict the timing of any additional distributions to All Interestholders, if any. See Note 9 for additional information relating to the suspension of distributions, other than distributions in respect of Forfeited Assets, which will be made solely to Qualifying Victims (see Note 6 for additional information).

2)	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the consolidated financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. These consolidated financial statements have been presented in accordance with Accounting Standards Codification (“ASC”) Subtopic 205-30, “Liquidation Basis of Accounting,” as amended by Accounting Standards Update (“ASU”) No. 2013-07, “Presentation of Financial Statements (Topic 205), Liquidation Basis of Accounting.” The June 30, 2024 consolidated statement of net assets in liquidation included herein was derived from the audited consolidated financial statements as of and for the year ended June 30, 2024 but does not include all disclosures or notes required by U.S. GAAP for complete financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2024 and 2023 (Unaudited)
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

Liabilities, including estimated costs associated with implementing and completing the Plan, are measured in accordance with U.S. GAAP that otherwise apply to those liabilities. These estimated amounts are presented in the accompanying consolidated statements of net assets in liquidation. As additional information becomes available the estimated amounts may change. All changes in the estimated liquidation value of the Company’s assets and liabilities are reflected as a change to the Company’s net assets in liquidation.

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
An allowance for uncollectible settlement installment receivables is recorded when there is doubt about the collectability of the receivable. The Company records escrow receivables at the amount that is expected to be received when the escrow receivable is released. The Forfeited Assets (see Note 6 for additional information) received from the United States Department of Justice (the “DOJ”), other than cash, have been recorded at their estimated net realizable value.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2024 and 2023 (Unaudited)
The Company accrues expected interest earnings when it can reasonably estimate the amount to be received. The Company uses a forward yield curve to estimate the interest rates to be earned and its expected future cash balances to estimate the dollar amount that will earn interest through the expected Trust termination date of March 31, 2026.

The measurement of real estate assets is based on current contracts if contingencies (if any) have been removed,  estimates and other indications of sales value, net of estimated costs. The performing loan is recorded at the amount of the contractual interest payments and principal repayment of the loan, net of estimated costs.

In addition, the Company recognizes other amounts to be received based on contractual terms or when the amounts to be received are certain.

Accrued Liquidation Costs

The Company accrues estimated liquidation costs to the extent they are known and are reasonably determinable. These costs consist of (a) estimated development costs, primarily construction costs and professional fees, the costs to complete punch list items and address the Development Entity’s construction defect claim, bond refunds and estimated reserves for contingent liabilities including potential construction defect claims and the administration of such potential construction defect claims after the company’s liquidation activities are completed (see Notes 5 and 12 for additional information) and other costs and (b) estimated general and administrative costs including payroll, legal and other professional fees, trustee and board fees, rent and other office related expenses, and other general and administrative costs to operate the Company until the completion of the liquidation of the Company, currently estimated to be approximately March 31, 2026.

Cash Equivalents and Short-Term Investments

The Company considers certificates of deposit that have a maturity date of 90 days or less at the time of investment to be cash equivalents. The Company considers certificates of deposit that have a maturity date of more than 90 days to be short-term investments.
Restricted Cash

Restricted cash includes cash that can only be used for certain specified purposes as described in Note 3.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and restricted cash, which are held as deposits in multiple financial institutions. The deposit balances in any one financial institution may exceed the Federal Deposit Insurance Corporation (the “FDIC”) insurance limit of $250,000. The Company mitigates this risk by using sweep accounts, when available, to reduce deposit balances at any one financial institution consistent with FDIC insurance limits.

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
For the Three Months Ended September 30, 2024 and 2023 (Unaudited)
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

Net Assets in Liquidation - Restricted for Qualifying Victims

The Company separately presents the portion of net assets in liquidation that are restricted for Qualifying Victims from the net assets in liquidation that are available to All Interestholders (see Note 6 for additional information).

Reclassifications

The Company has reclassified certain amounts related to its prior period consolidated financial statements to conform to its current period presentation.

3)	Restricted Cash

The Company’s restricted cash as of September 30, 2024 (unaudited), with comparative information as of June 30, 2024, is as follows ($ in thousands):

	September 30, 2024	June 30, 2024

Forfeited Assets (Note 6)	$4,160	$4,125
Distributions restricted by the Company related to unresolved claims, distributions for recently allowed claims, uncashed distribution checks, distributions withheld due to pending avoidance actions and distributions that the Trust is waiting for further beneficiary information	697	786
Total restricted cash	$4,857	$4,911

4)	Other Assets

The Company’s other assets as of September 30, 2024 (unaudited), with comparative information as of June 30, 2024, are as follows ($ in thousands):

	September 30, 2024	June 30, 2024

Accrued interest (a)	$1,864	$1,790
Real estate assets, net (b)	489	498
Settlement receivables, net (c)	97	67
Forfeited Assets (Note 6) (a)(d)	12	58
Other	47	46
Total other assets	$2,509	$2,459

(a)
The Company accrues interest in the amount that it estimates it will earn on its cash on deposit during the period from October 1, 2024 through March 31, 2026 and during the period from July 1, 2024 through March 31, 2026, respectively. The accrued interest relating to Forfeited Assets is included in the Forfeited Assets line.

(b)
Real estate at September 30, 2024 and June 30, 2024 consists of one performing loan secured by properties located in the state of Ohio (see Note 12 for additional information) and one single-family home subject to a life estate located in the state of Florida.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2024 and 2023 (Unaudited)
(c)	Net of an allowance for uncollectible settlement receivables, which was approximately $141,000 as of September 30, 2024 and June 30, 2024.

(d)	Includes accrued interest of approximately $12,000 and $36,000 at September 30, 2024 and June 30, 2024, respectively.

5)	Accrued Liquidation Costs

The following is a summary of the items included in accrued liquidation costs as of September 30, 2024 (unaudited), with comparative information as of June 30, 2024 ($ in thousands):

	September 30, 2024	June 30, 2024

Development costs	$8,749	$8,888

General and administrative costs:
Legal and other professional fees	6,547	7,453
Directors and officers insurance	3,132	3,132
Payroll and payroll-related	1,983	2,273
Board fees and expenses	450	525
Other	403	433
Total general and administrative costs	12,515	13,816

Total accrued liquidation costs	$21,264	$22,704

The Company’s accrued development costs include estimated costs related to the initial phase of repair of the construction defect claim asserted against the Development Entity. The development costs also include legal and professional fees for pursuing litigation related to the construction defect and related insurance claims. The Company is currently unable to estimate the costs to complete subsequent phases of repair or whether all or a portion of the costs of such repair will ultimately be borne by third parties (including the Company’s insurers). See Note 12 for additional information.

Accrued liquidation costs assume the completion of the liquidation activities by March 31, 2026. In addition, a portion of the accrued liquidation costs relate to estimated reserves for contingent liabilities including other potential construction defect claims and the administration of such claims after the Company’s liquidation activities are completed.

6)	Forfeited Assets - Restricted for Qualifying Victims

The Trust entered into a resolution agreement with the DOJ which provided that the Trust would receive the assets forfeited (the “Forfeited Assets”) by Robert and Jeri Shapiro. The agreement provided for the release of specified Forfeited Assets by the DOJ to the Trust and for the Trust to liquidate those assets and distribute the net sale proceeds to Qualifying Victims. Qualifying Victims consist of the former holders of allowed Class 3 and 5 claims as of the Plan Effective Date and their permitted assigns, but do not include former holders of Class 4 claims. Distributions to Qualifying Victims are to be allocated pro-rata based on their net allowed Class 3 and Class 5 claims (the “Net Allowed Class 3 and Class 5 Claims”) plus unresolved Class 3 and Class 5 claims without considering the (i) 5% enhancement for contributing their Causes of Action and (ii) 72.5% Class 5 coefficient. As of September 30, 2024, the Net Allowed Class 3 and Class 5 Claims were approximately $881,540,000 and net unresolved Class 3 and Class 5 claims were approximately $50,000 (together referred to as the “Total Net Qualifying Victim Claims”). Because of the requirement to distribute the net sale proceeds of the Forfeited Assets to Qualifying Victims only, the Forfeited Assets as of September 30, 2024 and June 30, 2024 are presented in the consolidated statement of net assets in liquidation as restricted for Qualifying Victims.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2024 and 2023 (Unaudited)
In March 2021, the Trust received certain Forfeited Assets from the DOJ, including cash and other assets and the Company recorded the total estimated net realizable value of the Forfeited Assets of approximately $3,459,000. On February 23, 2024, the Trust received and recorded approximately $560,000 in cash from the DOJ that was forfeited by a co-defendant of Robert Shapiro. As of September 30, 2024 and June 30, 2024, the Company had sold a majority of the non-cash assets. The Company sold the last non-cash asset in October 2024.

The Forfeited Assets included in the Company’s September 30, 2024 (unaudited) and June 30, 2024 consolidated financial statements are as follows ($ in thousands):

	September 30, 2024	June 30, 2024

Restricted cash (Note 3)	$4,160	$4,125
Other assets (Note 4)	12	58
Accrued liquidation costs - primarily legal and professional fees	(47)	(73)
Net assets in liquidation - restricted for Qualifying Victims	$4,125	$4,110

On September 19, 2024, a distribution of the net sales proceeds of the Forfeited Assets of approximately $4,100,000 was approved by the Supervisory Board, which represents a distribution of approximately $4.65 per $1,000 of Total Net Qualifying Victim Claims. The Trust expects to make the distribution, which is to be paid solely to Qualifying Victims, by December 31, 2024.

7)	Net Change in Assets and Liabilities

Restricted for Qualifying Victims:

The following provides details of the change in the carrying value of assets and liabilities, net during the three months ended September 30, 2024 (unaudited) ($ in thousands):

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2024 and 2023 (Unaudited)
	Cash	Remeasure-
	Activities	ment	Total

Cash, cash equivalents and short-term investments	$-	$-	$-
Restricted cash	35	-	35
Other assets	(61)	15	(46)
Total assets	$(26)	$15	$(11)

Accounts payable and accrued liabilities	$-	$-	$-
Accrued liquidation costs	(26)	-	(26)
Total liabilities	$(26)	$-	$(26)

Change in carrying value of assets and liabilities, net	$-	$15	$15

The following provides details of the change in the carrying value of assets and liabilities, net during the three months ended September 30, 2023 (unaudited) ($ in thousands):
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

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2024 and 2023 (Unaudited)
All Interestholders

The following provides details of the change in the carrying value of assets and liabilities, net during the three months ended September 30, 2024 (unaudited)  ($ in thousands):

	Cash	Remeasure-
	Activities	ment	Total

Cash, cash equivalents and short-term investments	$2,392	$-	$2,392
Restricted cash	-	-	-
Other assets	(3,827)	3,923	96
Total assets	$(1,435)	$3,923	$2,488

Accounts payable and accrued liabilities	$(1)	$259	$258
Accrued liquidation costs	(1,514)	100	(1,414)
Total liabilities	$(1,515)	$359	$(1,156)

Change in carrying value of assets and liabilities, net	$80	$3,564	$3,644

The following provides details of the distributions (declared) reversed, net during the three months ended September 30, 2024 (unaudited) ($ in thousands):

Distributions declared	$-
Distributions reversed	19
Distributions (declared) reversed, net	$19

Distributions payable decreased by approximately $89,000 during the three months ended September 30, 2024.

The following provides details of the change in the carrying value of assets and liabilities, net during the three months ended September 30, 2023 ($ in thousands) (unaudited):

	Cash	Remeasure-
	Activities	ment	Total

Cash, cash equivalents and short-term investments	$14,663	$-	$14,663
Restricted cash	9	-	9
Other assets	(398)	17,519	17,121
Total assets	$14,274	$17,519	$31,793

Accounts payable and accrued liabilities	$(1,212)	$2,485	$1,273
Accrued liquidation costs	(1,942)	(79)	(2,021)
Total liabilities	$(3,154)	$2,406	$(748)

Change in carrying value of assets and liabilities, net	$17,428	$15,113	$32,541

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2024 and 2023 (Unaudited)
The following provides details of the distributions (declared) reversed, net during the three months ended September 30, 2023 ($ in thousands) (unaudited):

Distributions declared	$-
Distributions reversed	40
Distributions (declared) reversed, net	$40

Distributions payable decreased by approximately $40,000 during the three months ended September 30, 2023.

8)	Liquidation Trust Interests

The following table summarizes the Liquidation Trust Interests (rounded) for the three months ended September 30, 2024 and 2023 (unaudited):

	For the Three Months Ended September 30,
	2024		2023
Liquidation Trust Interests	Class A	Class B	Class A	Class B

Outstanding at beginning of period	11,516,474	675,951	11,515,800	675,617
Allowed claims	-	-	-	-
5% enhancement for certain allowed claims	-	-	-	-
Settlement of claims by cancelling Liquidation
Trust Interests	(667)	-	(1,222)	-
Outstanding at end of period	11,515,807	675,951	11,514,578	675,617

At the Plan Effective Date, certain claims were disputed. As those disputed claims are resolved, additional Class A Interests and (if applicable) Class B Interests are issued on account of allowed claims and no Class A Interests or Class B Interests are issued on account of disallowed claims. The following table summarizes the unresolved claims against the Debtors as they relate to Liquidation Trust Interests (rounded) for the three months ended September 30, 2024 and 2023 (unaudited):

	For the Three Months Ended September 30,
	2024		2023
Liquidation Trust Interests	Class A	Class B	Class A	Class B

Reserved for unresolved claims at beginning of period	2,078	-	13,875	333
Allowed claims	-	-	-	-
5% enhancement for certain allowed claims	-	-	-	-
Disallowed claims	-	-	-	-
Reserved for unresolved claims at end of period	2,078	-	13,875	333

9)	Distributions

The Plan provides for a distribution waterfall that specifies the priority and manner of distribution of available cash to all Interestholders, excluding distributions to Qualifying Victims of the net sales proceeds from Forfeited Assets (see Note 6 for additional information). Distributions are to be made (a) to the Class A Interests until they have received distributions of $75.00 per Class A Interest; thereafter (b) to the Class B Interests until they have received distributions of $75.00 per Class B Interest; thereafter (c) to each Liquidation Trust Interest (whether a Class A Interest or Class B Interest) until the aggregate of all distributions made pursuant to this clause equals an amount equivalent to interest, at a per annum fixed rate of 10%, compounded annually, accrued on the aggregate principal amount of all Net Note Claims, Allowed General Unsecured Claims and Net Unit Claims, all as defined in the Plan, treating each distribution pursuant to (a) and (b) above as reductions of such principal amount; and thereafter (d) to the holders of Allowed Subordinated Claims, as defined in the Plan, until such claims are paid in full, including interest, at a per annum fixed rate of 10% or such higher rate as may be agreed to, as provided for in the Plan, compounded annually, accrued on the principal amount of each Allowed Subordinated Claim, as defined.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2024 and 2023 (Unaudited)
On August 3, 2023, the Supervisory Board, at the recommendation of the Liquidation Trustee, suspended the making of additional Trust distributions to Interestholders, pending the result of the investigation of a construction defect claim asserted against the Development Entity by the buyer of a single-family home sold by the Development Entity. Holders of Liquidation Trust Interests are advised that, the Trust has liquidated substantially all of its real estate assets, and given the pending construction defect claim, the Trust is unable to estimate the timing and amount of future distributions, if any, other than the distribution described above solely in respect of Forfeited Assets to be made to Qualifying Victims (see Notes 5, 6 and 12 for additional information).

There were no distributions to Interestholders declared or paid during the three months ended September 30, 2024 or 2023.

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

During the three months ended September 30, 2024, as (a) claims were resolved, (b) claims were recently allowed, (c) addresses for holders of uncashed distribution checks were obtained, (d) pending avoidance actions were resolved and (e) further beneficiary information was received, distributions of approximately $70,000 were paid to holders of Class A Interests from the restricted cash account and distributions payable were reduced by the same amount. No distributions were paid during the three months ended September 30, 2023.

During the three months ended September 30, 2024 and 2023, as a result of claims being disallowed or Class A Interests being cancelled, approximately $19,000 and $40,000, respectively, was released from the restricted cash account and distributions payable were reduced by the same amount.

10)	Related Party Transactions

The Liquidation Trustee of the Trust is entitled to receive 5% of the total gross amount recovered by the Trust from the pursuit of the Causes of Action. During the three months ended September 30, 2024 and 2023, approximately $256,000 and $2,480,000, respectively, were accrued as amounts due to the Liquidation Trustee. As of September 30, 2024 and June 30, 2024, approximately $274,000 and $18,000, respectively, were payable to the Liquidation Trustee. These amounts are included in accounts payable and accrued liabilities in the accompanying consolidated statements of net assets in liquidation. During the three months ended September 30, 2023, approximately $1,212,000, was paid to the Liquidation Trustee. No amounts were paid to the Liquidation Trustee during the three months ended September 30, 2024.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2024 and 2023 (Unaudited)
In November 2019, the Trust entered into an arrangement with Akerman LLP, a law firm based in Miami, Florida, of which the Liquidation Trustee is a partner, for the provision, at the option of the Trust on an as-needed basis, of e-discovery and related litigation support services in connection with the Trust’s prosecution of the Causes of Action. Under the arrangement, the Trust is charged for the services at scheduled rates per task which, depending on the specific task, include flat rates, rates based on volume of data processed, rates based on the number of data users, the hourly rates of Akerman LLP personnel, or other rates. During the three months ended September 30, 2023, approximately $106,000 was paid related to these services. No amounts were paid relating to these services during the three months ended September 30, 2024. There are no outstanding payables to Akerman LLP as of September 30, 2024 and June 30, 2024.

11)	Causes of Action

One of the Trust’s liquidation activities is to litigate and/or settle Causes of Action. The main areas of litigation have involved actions against Comerica Bank, nine law firms and 10 individual attorneys. As of September 30, 2024, the case against Comerica Bank had been settled and the cases against the law firms and the individual attorneys had been settled or dismissed. During the three months ended September 30, 2024, the case against the remaining law firm and one individual attorney was settled. During the three months ended September 30, 2023, the cases against three law firms and three individual attorneys were settled. The Company recognizes recoveries from settlements when an agreement is executed, final court approval is received (if required), and collectability is reasonably assured.

The Trust has also filed numerous avoidance actions, most of which have been resolved, resulting in settlement recoveries by or judgments in favor of the Trust. As of September 30, 2024, 20 legal actions remain pending. Additionally, since February 15, 2019 and as of September 30, 2024, the Trust has obtained default and stipulated judgments related to certain avoidance actions. It is unknown at this time how much, if any, will ultimately be collected on the judgments. Therefore, the Company has not recognized any recoveries from these judgments.

During the three months ended September 30, 2024 and 2023, the Company recorded approximately $3,447,000 and $34,428,000, respectively, from the settlement of Causes of Action. The Company also recorded liabilities of 5% of the settlements as amounts payable to the Liquidation Trustee and an allowance for uncollectible settlement installment receivables. See Note 4 for additional information about the settlement receivables, net as of September 30, 2024 and June 30, 2024.

12)	Commitments and Contingencies

Since the Company uses the liquidation basis of accounting, the Company has accrued estimated liquidation costs to the extent they are reasonably determinable, which includes the items discussed in this footnote.

The Company has a month-to-month lease for office space which may be terminated with no less than one month’s notice from the first day of any calendar month. The monthly rent is approximately $2,000.

The Wind-Down Entity has part-time employment agreements with its two executive officers which renew automatically on an annual basis, subject to the right of either party to terminate the agreement at any time and for any reason on thirty days’ advance written notice.

In June 2023, the owner of a single-family home sold by the Development Entity asserted a construction defect claim against the Development Entity. The claim included damage to a retaining wall, cracking and separation in various areas of the property, and other damage resulting from soil movement. The Development Entity’s engineering consultants are developing a multi-phase repair plan to address the situation. The initial phase will include repair and remediation of a retaining wall.  On August 7, 2024, the Development Entity submitted a building permit application to the Los Angeles Department of Building and Safety (“LADBS”) for the retaining wall repair. During the permitting process, additional review and feedback from LADBS may be received in which case the Development Entity will need to further respond before the permit will be issued. Once the construction permit is issued, the Development Entity may proceed with the initial repair phase.  Following the retaining wall work, additional phases of repair and monitoring will be necessary to address other conditions; however, the scope of work, timing and costs for the additional phases of repair have not been determined.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.	Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2024 and 2023 (Unaudited)
The amount of the Development Entity’s ultimate exposure for the construction defect claim is currently unknown and may be materially in excess of the amount that has been accrued as of September 30, 2024 in the Company’s consolidated financial statements (see Note 5 for additional information). The Company also believes that all or a portion of these costs may ultimately be borne by third parties, including the Development Entity’s insurers, as described further below.

The Development Entity purchased primary and excess coverage insurance policies covering certain risks arising out of the Development Entity’s development of the single-family home which is the subject of the construction defect claim. The Development Entity tendered the claim to its primary insurer on June 28, 2023. The primary insurer has agreed to defend the Development Entity subject to a reservation of rights, but has not agreed to indemnify the Development Entity, nor has it reimbursed the Development Entity for most of the out-of-pocket costs incurred to date, which the Development Entity asserts are covered by the primary policy.

On August 9, 2024, the Development Entity filed a lawsuit against its primary and excess insurers demanding that they defend and indemnify it against the construction defect claim. The lawsuit seeks, among other relief, damages from the primary insurer for amounts the Development Entity has incurred, and may incur, in connection with the investigation and repair of the construction defect claim, as well as declaratory relief against both the primary and excess insurers.  On August 20, 2024, the lawsuit against the insurers was stayed until October 21, 2024. On October 15, 2024, the Development Entity agreed to extend the stay by an additional three months, until January 21, 2025, during which time the parties will seek informal resolution of the dispute. The Development Entity has also agreed to dismiss its claims against the excess insurer without prejudice and subject to a tolling agreement given that it is not yet clear that the excess policy will be triggered.

Additionally, on May 28, 2024, the Development Entity filed a lawsuit against 13 different parties, including the prior owner, contractors, including G3, and other professionals involved in the development of the site and the construction of the home. G3 is a construction firm specializing in the development of high-end luxury residences. G3 is owned by Terry Goebel, who was a member of the Supervisory Board until his resignation on March 5, 2024, and his son Terry Goebel. The lawsuit seeks, among other relief, contribution from these parties for the costs that the Development Entity has incurred, and may incur, in connection with the investigation and repair of the construction defect claim. Based on further investigation after filing of the complaint, the Development Entity dismissed without prejudice three defendants. This litigation is in its preliminary stages, and the Company cannot predict whether the Development Entity will be successful in recovering the costs incurred to date and further costs incurred to address the construction defect claim from these parties.

In July 2024, the Liquidation Trustee received two summonses which named a Debtor as a defendant. Both complaints relate to delinquent real estate taxes on properties located in the state of Ohio that serve as collateral for a loan that is owned by a Wind-Down Subsidiary. In August 2024, the Company responded to both complaints.

The Company is not presently the defendant in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company other than as described herein.

13)	Subsequent Events

The Company evaluates subsequent events up until the date the unaudited consolidated financial statements are issued.

Causes of Action

During the period from October 1, 2024 through November 12, 2024, the Trust recorded approximately $20,000 from the settlement of Causes of Action. The Company recorded approximately $1,000 as the amount due to the Liquidation Trustee on account of such settlements.

Forfeited Assets

During the period from October 1, 2024 through November 12, 2024, the Company realized net proceeds of approximately $1,000 from the sale of  the remaining non-cash asset.

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

Forward-Looking Statements

Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements. Those statements include, without limitation, financial guidance, projections and statements with respect to expectations of future financial condition, changes in net assets in liquidation, cash flows, plans, targets, goals, objectives, performance, and termination and dissolution of the Trust. Such forward-looking statements include, without limitation, statements (other than historical facts) that address future plans, goals, expectations, activities, events or developments. The Trust has tried, where possible, to use words such as “anticipates”, “if”, “believes,” “estimates,” “plans,” “expects,” “intends,” “forecasts”, “initiative, “objective”, “goal, “projects”, “outlook”, “priorities”, “target”, “evaluate”, “pursue”, “seek”, “potential”, “continue”, “designed”, “impact”, “may”, “could”, “would”, “should”, “will” and similar expressions to identify forward-looking statements. Forward-looking statements are based on current expectations and are subject to substantial risks, uncertainties and other factors, many of which are beyond our control and not all of which can be predicted by the Trust. Such risks and uncertainties include the amount of funds needed for construction defect and other claims, the estimated completion date for the Company’s operations, the amount of general and administrative costs, the number and amount of successful Causes of Action  (as defined below) and/or settlements and the ability to recover thereon, the amount of funding required to continue litigations, changes in tax and other governmental rules and regulations applicable to the Trust and its subsidiaries, and other risks identified and described in “Part I. Financial Information, Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K, or contained in any of the Trust’s subsequent filings with the SEC including “Part II. Other Information, Item 1A. Risk Factors” of this Form 10-Q. Accordingly, the Trust cannot guarantee that any forward-looking statements will be realized, as actual results may differ materially from those identified or implied in any forward-looking statement. These risks and uncertainties are beyond the ability of the Trust to control, and in many cases, the Trust cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

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

As of September 30, 2024, the number of Liquidation Trust Interests outstanding in each class is as follows:

Class of Interest

Class A Liquidation Trust Interests	11,515,807

Class B Liquidation Trust Interests	675,951

For each of the classes of Liquidation Trust Interests, the number of Liquidation Trust Interests outstanding will increase to the extent that the disputed claims become allowed claims. In addition, the number of Liquidation Trust Interests outstanding will decrease to the extent that disputed claims are settled by cancelling previously issued Liquidation Trust Interests.

Since the Plan Effective Date through September 30, 2024, the Wind-Down Subsidiaries have disposed of approximately 149 properties for aggregate net sales proceeds of approximately $576.00 million. As of September 30, 2024, the Company owned two real estate assets with a net carrying value of approximately $0.49 million. Given the significantly smaller inventory of remaining real estate assets when compared to the inventory as of the Plan Effective Date, the amount of net proceeds from the sale of real estate assets in the future will be negligible as compared to the amount realized from the Plan Effective Date through September 30, 2024. The Company currently expects to complete its liquidation activities during the fiscal year ending June 30, 2026.

Discussion of the Company’s Operations

For the three months ended September 30, 2024

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
The following is a summary of the Consolidated Statement of Changes in Net Assets in Liquidation for the three months ended September 30, 2024 ($ in thousands):

	Restricted for	All
	Qualifying Victims	Interestholders	Total

Net assets in liquidation as of beginning of period	$4,110	$35,759	$39,869

Change in assets and liabilities:
Restricted for Qualifying Victims -
Change in carrying value of assets and liabilities, net	15	-	15

All Interestholders-
Change in carrying value of assets and liabilities, net	-	3,644	3,644
Distributions (declared) reversed, net	-	19	19
Net change in assets and liabilities	-	3,663	3,663

Net assets in liquidation, as of end of period	$4,125	$39,422	$43,547

Net assets in liquidation – Restricted for Qualifying Victims increased by approximately $0.015 million during the three months ended September 30, 2024.

Net assets in liquidation – All Interestholders increased by approximately $3.66 million during the three-month period ended September 30, 2024. This increase was due to an increase in the net carrying value of assets and liabilities of approximately $3.64 million and distributions reversed of approximately $0.02 million for Class A Interests being cancelled.

The components of the changes in the carrying value of assets and liabilities, net are as follows ($ in thousands):

	Restricted for	All
	Qualifying Victims	Interestholders	Total

Settlement recoveries, net (1)	$-	$3,191	$3,191
Remeasurement of assets and liabilities, net	15	434	449
Other	-	19	19

Change in carrying value of assets and liabilities, net	$15	$3,644	$3,659

(1)	Net of 5% payable to the Liquidation Trustee of approximately $256,000.

During the three months ended September 30, 2024, the Company:

•	Reversed distributions of approximately $0.02 million from Class A Interests being cancelled.

•	Received net proceeds from the sale of Forfeited Assets of approximately $0.02 million.

•	Recorded approximately $3.19 million from the settlement of Causes of Action, net of 5% payable to the Liquidation Trustee.

•	Paid development costs of approximately $0.20 million.

•
Paid general and administrative costs of approximately $1.35 million, including approximately $0.08 million of board member fees and expenses, approximately $0.37 million of payroll and other general and administrative costs and approximately $0.90 million of professional fees.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
For the three months ended September 30, 2023

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

Net assets in liquidation – Restricted for Qualifying Victims decreased by approximately $0.02 million during the three months ended September 30, 2023.

Net assets in liquidation – All Interestholders increased approximately $32.58 million during the three months ended September 30, 2023. This increase was due to an increase in the net carrying value of assets and liabilities of approximately $32.54 million and distributions reversed of approximately $0.04 million  from Class A Interests being cancelled.

The components of the change in the carrying value of assets and liabilities, net are as follows ($ in thousands):

	Restricted for	All
	Qualifying Victims	Interestholders	Total

Settlement recoveries (1)	$-	$31,948	$31,948
Remeasurement of assets and liabilities, net	8	581	589
Sales proceeds in excess of carrying value	12	-	12
Other	-	12	12

Change in carrying value of assets and liabilities, net	$20	$32,541	$32,561

(1)	Net of 5% payable to the Liquidation Trustee of approximately $2,480,000.

During the three months ended September 30, 2023, the Company:

•	Reversed distributions of approximately $0.04 million from Class A Interests being cancelled.

•	Received net proceeds from the sale of Forfeited Assets of approximately $0.05 million.

•	Recorded approximately $31.95 million for the settlement of Causes of Action, net of 5% payable to the Liquidation Trustee.

•	Paid development costs of approximately $0.04 million.

•	Paid holding costs of approximately $0.07 million.

•
Paid general and administrative costs of approximately $3.11 million, including approximately $0.07 million of board member fees and expenses, approximately $0.36 million of payroll and other general and administrative costs, approximately $1.47 million of professional fees and approximately $1.21 million paid to the Liquidation Trustee.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Liquidity and Capital Resources

Liquidity

The Company’s primary sources for meeting its capital requirements are its cash, cash equivalents, short-term investments and restricted cash, receipt of interest earned, and proceeds from liquidating its other remaining assets. The Company’s primary uses of funds are and will continue to be for distributions, if any, and operating costs, including costs related to construction defect claims and other costs. The Company expects to be able to adequately fund its operations over the next twelve months from its primary sources of capital.  However, no assurance can be made in that regard due to the construction defect claim asserted against the Development Entity. At this time, the amount of the liability exposure for this claim cannot be determined and may be in excess of the amount that was accrued or that may be available from third parties, including the Company’s insurers.

Capital Resources

In addition to cash, cash equivalents and short-term investments as of September 30, 2024 of approximately $63.28 million (of which approximately $4.86 million is restricted), the capital resources available to the Company are as follows:

•
Interest Earnings: During the three months ended September 30, 2024, the Company recorded interest earnings of approximately $0.55 million. At September 30, 2024, the Company had approximately $1.88 million of accrued interest recorded. The Company expects to receive approximately $1.52 million of this accrued interest during the remainder of the year ending June 30, 2025.

•
Proceeds from Real Estate Transactions: As of September 30, 2024, the Company owned two real estate assets with an estimated carrying value of approximately $0.49 million. Based on the remaining real estate assets of the Company, future net proceeds will be negligible as compared to the proceeds the Company has realized in prior periods.

•
Causes of Action Recoveries: During the three months ended September 30, 2024, the Company recognized approximately $3.45 million from the settlement of Causes of Action. Based on the limited remaining Causes of Action, future recoveries will be negligible as compared to the proceeds the Company has realized in prior periods.

•
Forfeited Assets: Forfeited Assets consist of restricted cash and other assets. During the three months ended September 30, 2024, the Trust sold a majority of the non cash assets and received net proceeds of approximately $0.02 million. As noted earlier, net sale proceeds from Forfeited Assets are to be distributed only to Qualifying Victims. The Company does not expect to receive any additional Forfeited Assets.  As noted above, the Company sold the last non-cash asset in October 2024.

 Uses of Liquidity

The primary uses of the Company’s liquidity are to pay distributions payable, operating costs and costs related to construction defect claim(s). As of September 30, 2024, the Company’s total liabilities were approximately $22.24 million. The total liabilities recorded as of September 30, 2024 may not be indicative of the Company's future cash needs, which may vary materially from the current estimate.

Given current cash, cash equivalents, short-term investments and restricted cash balances, distributions payable, and expected cash needs, the Company does not expect a deficiency in liquidity in the next twelve months. Due to the uncertain nature of potential recoveries from insurance claims and costs to be incurred, including costs related to construction defect claims and other costs, it is not possible to be certain that the current liquidity will be adequate to cover all future financial needs of the Company.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Distributions

Distributions will be made at the sole discretion of the Liquidation Trustee in accordance with the provisions of the Plan and the Trust Agreement. On August 3, 2023, the Supervisory Board, at the recommendation of the Liquidation Trustee, suspended the making of additional Trust distributions to Interestholders, pending the result of the investigation of a construction defect claim asserted against the Development Entity by the buyer of a single-family home sold by the Development Entity.  Holders of Liquidation Trust Interests are advised that to date, the Trust has liquidated substantially all of its real estate assets, and given the pending construction defect claim, the Trust is unable to estimate the timing and amount of future distributions, if any, other than the distribution described herein solely in respect of Forfeited Assets to be made to Qualifying Victims. (See Notes 5, 6 and 12 to the Consolidated Financial Statement for additional information.)

On September 19, 2024, a distribution of the net sales proceeds of the Forfeited Assets of approximately $4,100,000 was approved by the Supervisory Board, which represents a distribution of approximately $4.65 per $1,000 of Total Net Qualifying Victim Claims. The Trust expects to make the distribution, which is to be paid solely to Qualifying Victims, by December 31, 2024.

As of November 12, 2024, the Liquidation Trustee has declared eleven (11) distributions to the Class A Interestholders. The distributions include a cash distribution on account of the then-allowed claims and a deposit  into a restricted cash account for amounts that are or may become payable (a) in respect of Class A Interests that may be issued in the future upon the allowance of unresolved bankruptcy claims, (b) in respect of Class A Interests on account of recently allowed claims, (c) for holders of Class A Interests who failed to cash distribution checks mailed in respect of prior distributions, (d) for distributions that were withheld due to pending avoidance actions and (e) for holders of Class A Interests for which the Trust is waiting for further beneficiary information.

As claims are resolved, additional Class A Interests may be issued or cancelled (see the Company’s Annual Report on Form 10-K filed on September 27, 2024, “Part 1, Item 1. Business, D. Plan Provisions Regarding the Company, 2. Treatment under the Plan of holders of claims against and equity interests in the Debtors and 3. Assets and liabilities of the Company”). Therefore, the total amount of a distribution declared may change between the date declared and the date paid. The Liquidation Trustee will continue to assess the adequacy of funds held and may make additional cash distributions on account of Class A Interests but does not currently know the timing or amount of any such distribution(s).

Sections 7.6 and 7.18 of the Plan provide that distributions that have not been cashed within 180 calendar days of their issuance shall be null and void and the holder of the associated Liquidation Trust Interests “shall be deemed to have forfeited its rights to any reserved and future Distributions under the Plan,” with such amounts to become “Available Cash” of the Trust for all purposes.  On February 1, 2022, the Trust sent letters to the holders of the Class A Interests who had failed to cash distribution checks in respect of prior distributions, for which checks were issued more than 180 days prior to the date of the letter. The letter informed each recipient that, unless the Trust was contacted on or before February 28, 2022, such recipient’s reserved and future distributions would be deemed forfeited in accordance with the Plan.  The Trust provided this final notice simply as a one-time courtesy and reserves its rights to strictly enforce the Plan’s forfeiture provisions, and any other provision of the Plan, against any person (including any recipient of the final notice) at any time in the future, without further notice.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
The following tables summarize the distributions declared, distributions paid and the activity in the restricted cash account for the periods from February 15, 2019 (inception) through September 30, 2024 and from February 15, 2019 (inception) through November 12, 2024:

			During the Period from February 15, 2019 (inception) through September 30, 2024 ($ in Millions)			During the Period from February 15, 2019 (inception) through November 12, 2024 ($ in Millions)
Date Declared		$ per Class A Interest	Total Declared	Paid	Restricted Cash Account	Total Declared	Paid	Restricted Cash Account

Distributions Declared
First	3/15/2019	$3.75	$44.70	$42.32	$2.38	$44.70	$42.32	$2.38
Second	1/2/2020	4.50	53.44	51.20	2.24	53.44	51.20	2.24
Third	3/31/2020	2.12	25.00	24.19	0.81	25.00	24.19	0.81
Fourth	7/13/2020	2.56	29.97	29.24	0.73	29.97	29.24	0.73
Fifth	10/19/2020	2.56	29.96	29.21	0.75	29.96	29.21	0.75
Sixth	1/7/2021	4.28	50.01	48.67	1.34	50.01	48.67	1.34
Seventh (a)	5/13/2021	2.58	30.04	29.35	0.69	30.04	29.35	0.69
Eighth	10/8/2021	3.44	40.02	39.14	0.88	40.02	39.14	0.88
Ninth	2/4/2022	3.44	39.98	39.15	0.83	39.98	39.15	0.83
Tenth	6/15/2022	5.63	65.02	64.19	0.83	65.02	64.19	0.83
Eleventh	5/10/2023	2.18	25.02	24.90	0.12	25.02	24.90	0.12
Subtotal		$37.04	$433.16	$421.56	$11.60	$433.16	$421.56	$11.60

Distributions Returned / (Reversed)
Disallowed/cancelled (b)		(6.68)		(6.68)
Returned (c)		0.74		0.74
Forfeited (d)		(1.15)		(1.15)
Subtotal		(7.09)		(7.09)

Distributions Paid from Reserve Account (e)		(3.82)		(3.82)

Distributions Payable, Net	as of 9/30/2024:	$0.69	as of 11/12/2024:	$0.69

(a)	The seventh distribution included the cash the Trust received from Fair Funds.
(b)	As a result of claims being disallowed or Class A Interests cancelled.
(c)	Distribution checks returned or not cashed.
(d)	Distributions forfeited as Interestholders did not cash checks that were over 180 days old.
(e)	Paid as claims are allowed or resolved.

Contractual Obligations

The Company has a month-to-month lease for office space. The Company expects that it will continue to lease office space until the liquidation process is completed.

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
Liquidation Basis of Accounting

Under the Liquidation Basis of Accounting, all assets are recorded at their estimated net realizable value or liquidation value, which represents the estimated amount of net cash that may be received upon the disposition of the assets (on an undiscounted basis). Liabilities, including estimated costs associated with implementing and completing the Plan, are measured in accordance with U.S. GAAP that otherwise apply to those liabilities. These estimated amounts are presented in the accompanying consolidated statements of net assets in liquidation. As additional information becomes available the estimated amounts may change. All changes in the estimated liquidation value of the Company’s real estate, or other assets and liabilities are reflected as a change to the Company’s net assets in liquidation.

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

Accrued Liquidation Costs

The estimated costs associated with implementing and completing the Company’s plan of liquidation are recorded as accrued liquidation costs to the extent they are known and reasonably determinable.

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

All changes in the estimated liquidation value of the Company’s real estate, or other assets and liabilities are reflected as a change to the Company’s net assets in liquidation.

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

In connection with the preparation of our Form 10-Q, our management and the Liquidation Trustee assessed the effectiveness of our internal control over financial reporting as of September 30, 2024. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on its assessment, our management and the Liquidation Trustee believe that, as of September 30, 2024, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION
Item 1.	Legal Proceedings

Below are descriptions of pending litigation. In matters in which the Company is the plaintiff, the Company does not have the ability to estimate the ultimate recovery amount until they are settled, and in accordance with the Company’s accounting policy, no recoveries have been recorded in the Company’s consolidated financial statements for these legal proceedings, other than for settlements for which the Trust has entered into a signed settlement agreement and collectability is reasonably assured. In matters in which the Company is the defendant, the Company records a liability when a loss is probable, and the Company can reasonably estimate the amount of the loss.

Trust Litigation - Avoidance Actions

The Trust has pursued over 500 avoidance actions, many of which have been resolved.  As of November 12, 2024, the Trust has entered into settlements in approximately 247 legal actions, with 19 actions still pending.  In addition, as of November 12, 2024, the Trust has settled approximately 245 potential avoidance claims for which litigation was not filed. Since inception and as of November 12, 2024, the resolution of avoidance actions has resulted in aggregate settlements of approximately $22.65 million of cash payments made or due to the Trust and approximately $11.28 million in reductions of claims against the Trust.  Additionally, as of November 12, 2024, the Trust has obtained judgments of approximately $169.95 million, including default judgments of approximately $152.72 million and stipulated judgments of approximately $17.23 million. It is unknown at this time how much, if any, will ultimately be collected on these judgments, as stipulated and default judgments are commonly obtained where the defendant has insufficient assets, if any, to satisfy a judgment. The Trust is currently prosecuting several legal actions to recover preferential payments, fraudulent transfers, and other funds subject to recovery by the bankruptcy estate. These actions were filed in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”), are pending before the Honorable J. Kate Stickles, and generally fall into the following categories:

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

Wind-Down Group Litigation

As disclosed above, during the year ended June 30, 2023, a construction defect claim was asserted against the Development Entity by the buyer of a single-family home sold by the Development Entity.  The Company believes that all or substantially all of the construction defect claim is largely attributable to work performed by third parties before the Development Entity acquired the property.  The following is a summary of the two legal proceedings recently commenced by the Development Entity in connection with the construction defect claim:

•
On May 28, 2024, the Development Entity filed a lawsuit in Los Angeles Superior Court against 13 different parties, including the prior owner, contractors and other professionals involved in the development of the site and the construction of the home. The lawsuit seeks, among other relief, contribution from these parties for the costs that the Development Entity has incurred, and may incur, in connection with the investigation and repair of the construction defect claim.  Based on further investigation after filing of the complaint, the Development Entity dismissed without prejudice three defendants. This litigation is in its preliminary stages.

PART II.  OTHER INFORMATION
Item 1.	Legal Proceedings (Continued)

•
On August 9, 2024, the Development Entity filed a lawsuit in Los Angeles Superior Court against its primary and excess insurers demanding that they defend and indemnify it against the construction defect claim.  The lawsuit seeks, among other relief, damages from the primary insurer for amounts the Development Entity has incurred, and may incur, in connection with the investigation and repair of the construction defect claim, as well as declaratory relief against both the primary and excess insurers. The primary insurer has agreed to defend the Development Entity subject to a reservation of rights, but has not agreed to indemnify the Development Entity, nor has it reimbursed the Development Entity for most of the out-of-pocket costs incurred to date, which the Development Entity asserts are covered by the primary policy.  The Company and the primary insurer have agreed to stay the litigation until January 21, 2025, during which time the parties will seek informal resolution of the dispute. The Development Entity has also agreed to dismiss the suit against the excess insurer without prejudice and subject to a tolling agreement given that it is not yet clear that the excess policy will be triggered.

       In addition, in early July 2024, the Liquidation Trustee received two summonses which named a Debtor as a defendant.  Both complaints, filed in the Lucas County Prosecutors Office in the State of Ohio, relate to delinquent real estate taxes on properties that serve as collateral for a loan that is owned by a Wind-Down Subsidiary.  In August 2024, the Company responded to both complaints.

PART II.  OTHER INFORMATION
Item 1A.	Risk Factors

Please see the applicable risks in Item 1A of our Annual Report on Form 10-K filed with the SEC on September 27, 2024.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In accordance with the Plan, all Liquidation Trust Interests have been issued without registration under the Securities Act.  The Liquidation Trust Interests have been issued only to holders of allowed claims in Class 3, Class 4, and Class 5 under the Plan entirely in exchange for such claims.  See “Item 1.  Business - D. Plan Provisions Regarding the Company - 2. Treatment under the Plan of holders of claims against and equity interests in the Debtors” of our Annual Report on Form 10-K filed with the SEC on September 27, 2024.  During the period from February 15, 2019 (inception) through September 30, 2024, the Trust has issued an aggregate of 11,544,753 Class A Interests and an aggregate of 678,123 Class B Interests.  As of September 30, 2024, the Trust had 11,515,807 Class A Interests and 675,951 Class B Interests outstanding. All Liquidation Trust Interests were issued on the Plan Effective Date or from time to time thereafter as soon as practicable as and when claims in Class 3, Class 4 or Class 5 have become allowed.

During the three months ended September 30, 2024, the Trust did not issue any Liquidation Trust Interests.

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

101
The following financial statements from the Woodbridge Liquidation Trust Annual Report on Form 10-K for the three months ended September 30, 2024, formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated statements of net assets in liquidation as of September 30, 2024 and June 30, 2024, (ii) consolidated statements of changes in net assets in liquidation for the three months  ended September 30, 2024 and 2023, (iii) the notes to the consolidated financial statements. XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Woodbridge Liquidation Trust

Date: November 12, 2024	By:	/s/ Michael I. Goldberg

Michael I. Goldberg,
Liquidation Trustee