Form 10-Q
period 2024-12-31
Woodbridge Liquidation Trust
filed 2025-02-14
CIK 1785494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
or
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
Yes ☐ No ☒

Form 10-Q
December 31, 2024

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

Woodbridge Liquidation Trust and Subsidiaries Consolidated Statements of Net Assets in Liquidation As of December 31, 2024 and June 30, 2024
($ In Thousands)

	12/31/2024
	(Unaudited)	6/30/2024

Assets
Cash, cash equivalents and short-term investments	57,541	56,010
Restricted cash (Note 3)	734	4,911
Other assets (Note 4)	6,899	2,459

Total assets	$65,174	$63,380

Liabilities
Accounts payable and accrued liabilities	$76	$23
Distributions payable	714	784
Accrued liquidation costs (Note 5)	20,776	22,704

Total liabilities	$21,566	$23,511

Commitments and Contingencies (Note 12)

Net Assets in Liquidation
Restricted for Qualifying Victims (Note 6)	$-	$4,110
All Interestholders	43,608	35,759

Total net assets in liquidation	$43,608	$39,869

See accompanying notes to unaudited consolidated financial statements.

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries Consolidated Statements of Changes in Net Assets in Liquidation For the Three Months Ended December 31, 2024 and 2023
(Unaudited, $ in Thousands)

	Three Months Ended December 31, 2024			Three Months Ended December 31, 2023
	Restricted			Restricted
	For Qualifying	All		For Qualifying	All
	Victims	Interestholders	Total	Victims	Interestholders	Total

Net Assets in Liquidation as of beginning of period	$4,125	$39,422	$43,547	$3,511	$35,863	$39,374

Change in assets and liabilities (Note 7):
Restricted for Qualifying Victims:
Change in carrying value of assets and liabilities, net	28	-	28	30	-	30
Distributions (declared) reversed, net	(4,153)	-	(4,153)	-	-	-
Net change in assets and liabilities	(4,125)	-	(4,125)	30	-	30

All Interestholders:
Change in carrying value of assets and liabilities, net	-	4,186	4,186	-	82	82
Distributions (declared) reversed, net	-	-	-	-	333	333
Net change in assets and liabilities	-	4,186	4,186	-	415	415

Net Assets in Liquidation as of end of period	$-	$43,608	$43,608	$3,541	$36,278	$39,819

See accompanying notes to unaudited consolidated financial statements.

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries Consolidated Statements of Changes in Net Assets in Liquidation For the Six Months Ended December 31, 2024 and 2023
(Unaudited, $ in Thousands)

	Six Months Ended December 31, 2024			Six Months Ended December 31, 2023
	Restricted			Restricted
	For Qualifying	All		For Qualifying	All
	Victims	Interestholders	Total	Victims	Interestholders	Total

Net Assets in Liquidation as of beginning of period	$4,110	$35,759	$39,869	$3,491	$3,282	$6,773

Change in assets and liabilities (Note 7):
Restricted for Qualifying Victims:
Change in carrying value of assets and liabilities, net	43	-	43	50	-	50
Distributions (declared) reversed, net	(4,153)	-	(4,153)	-	-	-
Net change in assets and liabilities	(4,110)	-	(4,110)	50	-	50

All Interestholders:
Change in carrying value of assets and liabilities, net	-	7,830	7,830	-	32,623	32,623
Distributions (declared) reversed, net	-	19	19	-	373	373
Net change in assets and liabilities	-	7,849	7,849	-	32,996	32,996

Net Assets in Liquidation as of end of period	$-	$43,608	$43,608	$3,541	$36,278	$39,819

See accompanying notes to unaudited consolidated financial statements.

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2024 and 2023 (Unaudited)

1)     Formation, Organization and Description of Business

Formation

Woodbridge Liquidation Trust (the “Trust”) was established (i) for the purpose of collecting, administering, distributing and liquidating the Trust assets for the benefit of the Trust beneficiaries in accordance with the Liquidation Trust Agreement and the First Amended Joint Chapter 11 Plan of Liquidation of Woodbridge Group of Companies, LLC and its chapter 11 affiliated debtors (each a “Debtor” and collectively, the “Debtors”) dated August 22, 2018 (as amended, modified, supplemented or restated from time to time, the “Plan”); (ii) to resolve disputed claims asserted against the Debtors; (iii) to litigate and/or settle causes of action (“Causes of Action”); and (iv) to pay certain allowed claims and statutory fees, as required by the Plan. The Trust was formed on February 15, 2019 (the “Plan Effective Date”) as a statutory trust under Delaware law.

On the Plan Effective Date, in accordance with the Plan, (a) the following assets automatically vested in the Trust: (i) an aggregate $5,000,000 in cash from the Debtors for the purpose of funding the Trust’s initial expenses of operation; (ii) certain claims and Causes of Action; (iii) all of the outstanding equity interests of the Wind-Down Entity (as defined below); and (iv) certain other non-real estate related assets, (b) the equity interests of Woodbridge Group of Companies, LLC and Woodbridge Mortgage Investment Fund 1, LLC (together, the “Remaining Debtors”) were cancelled and new equity interests representing all of the newly issued and outstanding equity interests in the Remaining Debtors were issued to the Trust, (c) all of the other Debtors other than the Remaining Debtors were dissolved and (d) the real estate-related assets of the Debtors were automatically vested in the Trust’s wholly-owned subsidiary, Woodbridge Wind-Down Entity LLC (the “Wind-Down Entity”) or one of the Wind-Down Entity’s 43 wholly-owned single member LLCs (the “Wind-Down Subsidiaries”) formed to own the respective real estate assets. The Trust, the Remaining Debtors, the Wind-Down Entity and the Wind-Down Subsidiaries are collectively referred to herein as the “Company.” The Wind-Down Entity and the Wind-Down Subsidiaries are collectively referred to herein as the "Wind-Down Group."

As further discussed in Note 8, the Trust has two classes of liquidation trust interests: Class A Liquidation Trust Interests (the “Class A Interests”) and Class B Liquidation Trust Interests (the “Class B Interests”). The holders of Class A Interests and Class B Interests are collectively referred to as “All Interestholders” or  “Interestholders.” Class A Interests and Class B Interests are collectively referred to as “Liquidation Trust Interests.”

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

The Liquidation Trust Interests are non-voting. The holders of the Class A Interests and the Class B Interests have the same rights, except with respect to certification, transferability and payment of distributions. See Note 9 regarding the priority and manner of distribution of available cash to Interestholders.

The Wind-Down Entity, from time to time, makes distributions to the Trust, as available. The Trust in turn makes distributions, from time to time, to the Trust beneficiaries, as available.

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2024 and 2023 (Unaudited)

The Trust will be terminated upon the first to occur of (i) the making of all distributions required to be made and a determination by the Liquidation Trustee that the pursuit of additional Causes of Action held by the Trust is not justified or (ii) March 31, 2026, subject to the extension of such date with the approval of the Bankruptcy Court. The Company may seek one or more additional extensions of the termination date if it deems it necessary, or appropriate to facilitate the orderly liquidation of the Trust’s assets, including the resolution of the construction defect claim against one of the Wind-Down Subsidiaries (the “Development Entity”), the resolution of the Company’s claims against its insurers and other third parties in connection with the construction defect claim (see Notes 12 and 13 for additional information) or other reasons.

Description of Business

The Company is required to liquidate its assets and distribute available cash to the Trust beneficiaries. The liquidation activities are carried out by the Trust, the Wind-Down Entity and the Wind-Down Subsidiaries. The Company currently operates as one reportable segment.

The Trust is prosecuting various Causes of Action acquired by the Trust pursuant to the Plan and is resolving claims asserted against the Debtors (see Note 11 for additional information). As of December 31, 2024, the Company is the plaintiff in several pending lawsuits and is a defendant in two matters (see Notes 12 and 13 for additional information).

The Wind-Down Entities’ operations are almost complete. As of December 31, 2024, the Wind-Down Subsidiaries owned one secured loan (see Notes 4 and 13 for additional information) and one single-family home subject to a life estate and the Development Entity is addressing the resolution of a construction defect claim (see Notes 5, 12 and 13 for additional information).

Pursuant to the Wind-Down Entity’s Limited Liability Company Agreement, the Wind-Down Entity shall dissolve upon the first to occur of the following: (i) the written consent of the Trust, (ii) the entry of a decree of judicial dissolution under Section 18-802 of the Delaware LLC Act and (iii) the sale or other disposition of all of the Wind-Down Assets.

As more fully discussed in Note 2, the Company uses the Liquidation Basis of Accounting. Net assets in liquidation represent the remaining estimated aggregate value available to Interestholders upon liquidation, with no discount for the timing of proceeds (undiscounted). Actual net liquidation proceeds, other recoveries and liquidation costs may differ materially from the estimated amounts due to the uncertainty in the timing and cost of completing the liquidation activities.

The Trust’s expectations about the amount of any additional distributions and when they will be paid are subject to risks and uncertainties and are based on certain estimates and assumptions, one or more of which may prove to be incorrect. No assurance can be given that total distributions will equal or exceed the estimate of net assets in liquidation presented in the consolidated statements of net assets in liquidation. The actual amount of any additional distributions may differ materially, perhaps in adverse ways, from the Trust estimates. Furthermore, it is not possible to predict the timing of any additional distributions to Interestholders, if any. See Note 9 for additional information relating to the suspension of distributions to Interestholders.

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
For the Three and Six Months Ended December 31, 2024 and 2023 (Unaudited)

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

An allowance for uncollectible settlement installment receivables is recorded when there is doubt about the collectability of the receivable. The Company records escrow receivables at the amount that is expected to be received when the escrow receivable is released. The Forfeited Assets (see Note 6 for additional information) received from the United States Department of Justice (the “DOJ”), other than cash, were recorded at their estimated net realizable value.

The Company accrues expected interest earnings when it can reasonably estimate the amount to be received. The Company uses a forward yield curve to estimate the interest rates to be earned and its expected future cash balances to estimate the dollar amount that will earn interest through the expected Trust termination date of March 31, 2026.

The measurement of real estate assets is based on current contracts if contingencies (if any) have been removed, estimates and other indications of sales value, net of estimated costs. The secured loan is recorded at the amount of the contractual interest payments and principal repayment of the loan, net of estimated costs.

The Company maintains liability insurance coverage for construction defects. An insurance recovery is accrued when it is deemed probable and reasonably estimable under the loss recovery model in accordance with ASC 450 “Contingencies” (“ASC 450”). The portion of an insurance claim in excess of costs accrued is recognized upon approval of the claim and receipt of the related payment, under the gain contingency model in accordance with ASC 450.

In addition, the Company recognizes other amounts to be received based on contractual terms or when the amounts to be received are probable and estimable.

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2024 and 2023 (Unaudited)

Accrued Liquidation Costs

The Company accrues estimated liquidation costs to the extent they are known and are reasonably determinable. These costs consist of (a) estimated development costs, primarily the costs to complete punch list items and address the Development Entity’s construction defect claim, and estimated reserves for contingent liabilities including potential construction defect claims and the administration of such potential construction defect claims after the Company’s liquidation activities are completed (see Notes 5, 12 and 13 for additional information) net of bond refunds and (b) estimated general and administrative costs including payroll, legal and other professional fees, trustee and board fees, rent and other office related expenses, and other general and administrative costs to operate the Company until the completion of the liquidation of the Company, currently estimated to be approximately March 31, 2026. Upon the recognition of a loss contingency, the associated costs that are probable and estimable are recognized in accrued liquidation costs.

Cash Equivalents and Short-Term Investments

The Company considers money market accounts and certificates of deposit that have a maturity date of 90 days or less at the time of investment to be cash equivalents. The Company considers certificates of deposit that have a maturity date of more than 90 days to be short-term investments.

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
For the Three and Six Months Ended December 31, 2024 and 2023 (Unaudited)

Reclassifications

The Company has reclassified certain amounts related to its prior period consolidated financial statements to conform to its current period presentation.

3)     Restricted Cash

The Company’s restricted cash as of December 31, 2024 (unaudited), with comparative information as of June 30, 2024, is as follows ($ in thousands):
	December 31, 2024	June 30, 2024

Distributions restricted by the Company (a)	$697	$786
Forfeited Assets (Note 6)	37	4,125
Total restricted cash	$734	$4,911

(a)  Related to unresolved claims, distributions for recently allowed claims, uncashed distribution checks, distributions withheld due to pending avoidance actions and distributions that the Trust is waiting for further beneficiary information.

4)     Other Assets

The Company’s other assets as of December 31, 2024 (unaudited), with comparative information as of June 30, 2024, are as follows ($ in thousands):

	December 31, 2024	June 30, 2024

Insurance receivable (a)	$4,319	$-
Accrued interest (b)	1,952	1,790
Real estate assets, net (c)	483	498
Settlement receivables, net (d)	102	67
Forfeited Assets (Note 6) (b)(e)	-	58
Other	43	46
Total other assets	$6,899	$2,459

(a)     Receivable from insurance carrier for construction defect claim (see Note 13).

(b)  The Company accrues interest in the amount that it estimates it will earn on its cash on deposit during the period from January 1, 2025 through March 31, 2026 and during the period from July 1, 2024 through March 31, 2026, respectively. The accrued interest relating to Forfeited Assets is included in the Forfeited Assets line.

(c)   Real estate at December 31, 2024 and June 30, 2024 consists of one loan secured by properties located in the state of Ohio and one single-family home subject to a life estate located in the state of Florida. The loan was not repaid on its December 15, 2024 maturity date (see Notes 12 and 13 for additional information).

(d)  Net of an allowance for uncollectible settlement receivables, which was approximately $141,000 as of December 31, 2024 and June 30, 2024.

(e)   Includes accrued interest of approximately $36,000 at June 30, 2024.  There was no accrued interest at December 31, 2024.

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2024 and 2023 (Unaudited)

5)     Accrued Liquidation Costs

The following is a summary of the items included in accrued liquidation costs as of December 31, 2024 (unaudited), with comparative information as of June 30, 2024 ($ in thousands):

	December 31, 2024	June 30, 2024

Development and holding costs	$8,930	$8,888

General and administrative costs:
Legal and other professional fees	6,413	7,453
Directors and officers insurance	2,936	3,132
Payroll and payroll-related	1,753	2,273
Board fees and expenses	375	525
Other	369	433
Total general and administrative costs	11,846	13,816

Total accrued liquidation costs	$20,776	$22,704

Accrued liquidation costs assume the completion of the liquidation activities by March 31, 2026. The Company’s accrued development and holding costs include estimated costs related to the initial repair phase of the construction defect claim asserted against the Development Entity. The development costs also include legal and professional fees for pursuing litigation related to the construction defect and related insurance claims. In addition, a portion of the development costs relate to estimated reserves for contingent liabilities including other potential construction defect claims and the administration of such claims after the Company’s liquidation activities are completed.

The Company is currently unable to estimate the costs to complete subsequent phases of repair or whether all or a portion of the costs of such repair will ultimately be borne by third parties (including the Company’s insurers). These additional costs, net of recoveries, including insurance reimbursements, will be recorded when the Company is able to estimate them.  See Notes 12 and 13 for additional information.

6)     Forfeited Assets - Restricted for Qualifying Victims

The Trust entered into a resolution agreement with the DOJ which provided that the Trust would receive the assets forfeited (the “Forfeited Assets”) by Robert and Jeri Shapiro. The agreement provided for the release of specified Forfeited Assets by the DOJ to the Trust and for the Trust to liquidate those assets and distribute the net sale proceeds to Qualifying Victims. Qualifying Victims consisted of the former holders of allowed Class 3 and 5 claims as of the Plan Effective Date and their permitted assigns but did not include former holders of Class 4 claims.

In March 2021, the Trust received certain Forfeited Assets from the DOJ, including cash and other assets and the Company recorded the total estimated net realizable value of the Forfeited Assets of approximately $3,459,000. On February 23, 2024, the Trust received and recorded approximately $560,000 in cash from the DOJ that was forfeited by a co-defendant of Robert Shapiro. As of June 30, 2024, the Company had sold a majority of the non-cash assets. The Company sold the last non-cash asset in October 2024 for approximately $1,000.

Distributions to Qualifying Victims were allocated pro-rata based on their net allowed Class 3 and Class 5 claims (the “Net Allowed Class 3 and Class 5 Claims”) plus unresolved Class 3 and Class 5 claims without considering the (i) 5% enhancement for contributing their Causes of Action and (ii) 72.5% Class 5 coefficient.  As of December 17, 2024, the Net Allowed Class 3 and Class 5 Claims were approximately $881,540,000 and net unresolved Class 3 and Class 5 claims were approximately $50,000 (together referred to as the “Total Net Qualifying Victim Claims”).

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2024 and 2023 (Unaudited)

On December 17, 2024, a distribution of net sales proceeds of approximately $4,153,000 was paid to Qualifying Victims, which represented a distribution of approximately $4.71 per $1,000 of Total Net Qualifying Victim Claims. Approximately $20,000 was withheld by the Company pending receipt of further beneficiary information.

The Forfeited Assets included in the Company’s December 31, 2024 (unaudited) and June 30, 2024 consolidated financial statements are as follows ($ in thousands):

	December 31, 2024	June 30, 2024

Restricted cash (Note 3)	$37	$4,125
Other assets (Note 4)	-	58
Distributions payable	(20)	-
Accrued liquidation costs - primarily legal and professional fees	(17)	(73)
Net assets in liquidation - restricted for Qualifying Victims	$-	$4,110

Because of the requirement to distribute the net sale proceeds of the Forfeited Assets to Qualifying Victims only, the Forfeited Assets are presented in the consolidated statement of net assets in liquidation as Restricted for Qualifying Victims.

7)      Net Change in Assets and Liabilities

Restricted for Qualifying Victims:

The following provides details of the change in the carrying value of assets and liabilities, net (Restricted for Qualifying Victims) during the three months ended December 31, 2024 (unaudited) ($ in thousands):

	Cash	Remeasure-
	Activities	ment	Total

Cash, cash equivalents and short-term investments	$-	$-	$-
Restricted cash	10	-	10
Other assets	(30)	18	(12)
Total assets	$(20)	$18	$(2)

Accounts payable and accrued liabilities	$-	$-	$-
Accrued liquidation costs	(21)	(9)	(30)
Total liabilities	$(21)	$(9)	$(30)

Change in carrying value of assets and liabilities, net	$1	$27	$28

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2024 and 2023 (Unaudited)

The following provides details of the distributions (declared) reversed, net (Restricted for Qualifying Victims) during the three months ended December 31, 2024 (unaudited) ($ in thousands):

Distributions declared	$(4,153)
Distributions reversed	-
Distributions (declared) reversed, net	$(4,153)

Distributions payable related to Qualifying Victims increased by approximately $20,000 during the three months ended December 31, 2024.

The following provides details of the change in the carrying value of assets and liabilities, net (Restricted for Qualifying Victims) during the three months ended December 31, 2023 (unaudited) ($ in thousands):

	Cash	Remeasure-
	Activities	ment	Total

Cash, cash equivalents and short-term investments	$-	$-	$-
Restricted cash	24	-	24
Other assets	(34)	29	(5)
Total assets	$(10)	$29	$19

Accounts payable and accrued liabilities	$-	$-	$-
Distributions payable	-	-	-
Accrued liquidation costs	(11)	-	(11)
Total liabilities	$(11)	$-	$(11)

Change in carrying value of assets and liabilities, net	$1	$29	$30

There were no distributions declared or reversed (Restricted for Qualifying Victims) during the three months ended December 31, 2023.

There was no change in distributions payable relating to Qualifying Victims during the three months ended December 31, 2023.

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2024 and 2023 (Unaudited)

The following provides details of the change in the carrying value of assets and liabilities, net (Restricted for Qualifying Victims) during the six months ended December 31, 2024 (unaudited) ($ in thousands):

	Cash	Remeasure-
	Activities	ment	Total

Cash, cash equivalents and short-term investments	$-	$-	$-
Restricted cash	45	-	45
Other assets	(91)	33	(58)
Total assets	$(46)	$33	$(13)

Accounts payable and accrued liabilities	$-	$-	$-
Accrued liquidation costs	(47)	(9)	(56)
Total liabilities	$(47)	$(9)	$(56)

Change in carrying value of assets and liabilities, net	$1	$42	$43

The following provides details of the distributions (declared) reversed, net (Restricted for Qualifying Victims) during the six months ended December 31, 2024 (unaudited) ($ in thousands):

Distributions declared	$(4,153)
Distributions reversed	-
Distributions (declared) reversed, net	$(4,153)

Distributions payable related to Qualifying Victims increased by approximately $20,000 during the six months ended December 31, 2024.

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2024 and 2023 (Unaudited)

The following provides details of the change in the carrying value of assets and liabilities, net (Restricted for Qualifying Victims) during the six months ended December 31, 2023 (unaudited) ($ in thousands):

	Cash	Remeasure-
	Activities	ment	Total

Cash, cash equivalents and short-term investments	$-	$-	$-
Restricted cash	106	-	106
Other assets	(108)	37	(71)
Total assets	$(2)	$37	$35

Accounts payable and accrued liabilities	$-	$-	$-
Distributions payable	-	-	-
Accrued liquidation costs	(15)	-	(15)
Total liabilities	$(15)	$-	$(15)

Change in carrying value of assets and liabilities, net	$13	$37	$50

There were no distributions declared or reversed (Restricted for Qualifying Victims) during the six months ended December 31, 2023.

There was no change in distributions payable relating to Qualifying Victims during the six months ended December 31, 2023.

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2024 and 2023 (Unaudited)

All Interestholders

The following provides details of the change in the carrying value of assets and liabilities, net (All Interestholders) during the three months ended December 31, 2024 (unaudited) ($ in thousands):

	Cash	Remeasure-
	Activities	ment	Total

Cash, cash equivalents and short-term investments	$(880)	$-	$(880)
Restricted cash	-	-	-
Other assets	(990)	5,392	4,402
Total assets	$(1,870)	$5,392	$3,522

Accounts payable and accrued liabilities	$(260)	$55	$(205)
Accrued liquidation costs	(2,213)	1,754	(459)
Total liabilities	$(2,473)	$1,809	$(664)

Change in carrying value of assets and liabilities, net	$603	$3,583	$4,186

There were no distributions declared or reversed during the three months ended December 31, 2024.

There was no change in distributions payable relating to All Interestholders during the three months ended December 31, 2024.

The following provides details of the change in the carrying value of assets and liabilities, net (All Interestholders) during the three months ended December 31, 2023 ($ in thousands) (unaudited):

	Cash	Remeasure-
	Activities	ment	Total

Cash, cash equivalents and short-term investments	$15,279	$-	$15,279
Restricted cash	-	-	-
Other assets	(18,138)	158	(17,980)
Total assets	$(2,859)	$158	$(2,701)

Accounts payable and accrued liabilities	$(1,280)	$4	$(1,276)
Accrued liquidation costs	(1,617)	110	(1,507)
Total liabilities	$(2,897)	$114	$(2,783)

Change in carrying value of assets and liabilities, net	$38	$44	$82

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2024 and 2023 (Unaudited)

The following provides details of the distributions (declared) reversed, net (All Interestholders) during the three months ended December 31, 2023 ($ in thousands) (unaudited):

Distributions declared	$-
Distributions reversed	333
Distributions (declared) reversed, net	$333

Distributions payable relating to All Interestholders decreased by approximately $349,000 during the three months ended December 31, 2023.

The following provides details of the change in the carrying value of assets and liabilities, net (All Interestholders)  during the six months ended December 31, 2024 (unaudited) ($ in thousands):

	Cash	Remeasure-
	Activities	ment	Total

Cash, cash equivalents and short-term investments	$1,512	$-	$1,512
Restricted cash	-	-	-
Other assets	(4,817)	9,315	4,498
Total assets	$(3,305)	$9,315	$6,010

Accounts payable and accrued liabilities	$(261)	$314	$53
Accrued liquidation costs	(3,726)	1,853	(1,873)
Total liabilities	$(3,987)	$2,167	$(1,820)

Change in carrying value of assets and liabilities, net	$682	$7,148	$7,830

The following provides details of the distributions (declared) reversed, net (All Interestholders) during the six months ended December 31, 2024 (unaudited) ($ in thousands):

Distributions declared	$-
Distributions reversed	19
Distributions declared, net	$19

Distributions payable relating to All Interestholders decreased by approximately $19,000 during the six months ended December 31, 2024.

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2024 and 2023 (Unaudited)

The following provides details of the change in the carrying value of assets and liabilities, net (All Interestholders) during the six months ended December 31, 2023 ($ in thousands) (unaudited):

	Cash	Remeasure-
	Activities	ment	Total

Cash, cash equivalents and short-term investments	$29,942	$-	$29,942
Restricted cash	9	-	9
Other assets	(18,536)	17,677	(859)
Total assets	$11,415	$17,677	$29,092

Accounts payable and accrued liabilities	$(2,492)	$2,489	$(3)
Accrued liquidation costs	(3,559)	31	(3,528)
Total liabilities	$(6,051)	$2,520	$(3,531)

Change in carrying value of assets and liabilities, net	$17,466	$15,157	$32,623

The following provides details of the distributions (declared) reversed, net (All Interestholders) during the six months ended December 31, 2023 ($ in thousands) (unaudited):

Distributions declared	$-
Distributions reversed	373
Distributions (declared) reversed, net	$373

Distributions payable relating to All Interestholders decreased by approximately $389,000 during the six months ended December 31, 2023.

8)       Liquidation Trust Interests

The following table summarizes the Liquidation Trust Interests (rounded) for the six months ended December 31, 2024 and 2023 (unaudited):

	For the Six Months Ended December 31,
	2024		2023
Liquidation Trust Interests	Class A	Class B	Class A	Class B

Outstanding at beginning of period	11,516,474	675,951	11,515,800	675,617
Allowed claims	-	-	84	-
5% enhancement for certain allowed claims	-	-	-	-
Settlement of claims by cancelling Liquidation Trust Interests	(667)	-	(1,222)	-
Outstanding at end of period	11,515,807	675,951	11,514,662	675,617

At the Plan Effective Date, certain claims were disputed. As those disputed claims are resolved, additional Class A Interests and (if applicable) Class B Interests are issued on account of allowed claims and no Class A Interests or Class B Interests are issued on account of disallowed claims. The following table summarizes the unresolved claims against the Debtors as they relate to Liquidation Trust Interests (rounded) for the six months ended December 31, 2024 and 2023 (unaudited):

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2024 and 2023 (Unaudited)

	For the Six Months Ended December 31,
	2024		2023
Liquidation Trust Interests	Class A	Class B	Class A	Class B

Reserved for unresolved claims at beginning of period	2,078	-	13,875	333
Allowed claims	-	-	(84)	-
5% enhancement for certain allowed claims	-	-	-	-
Disallowed claims	-	-	(9,000)	-
Reserved for unresolved claims at end of period	2,078	-	4,791	333

9)       Distributions

The Plan provides for a distribution waterfall that specifies the priority and manner of distribution of available cash to Interestholders, excluding distributions to Qualifying Victims of  net sales proceeds from Forfeited Assets (see Note 6 for additional information). Distributions are to be made (a) to the Class A Interests until they have received distributions of $75.00 per Class A Interest; thereafter (b) to the Class B Interests until they have received distributions of $75.00 per Class B Interest; thereafter (c) to each Liquidation Trust Interest (whether a Class A Interest or Class B Interest) until the aggregate of all distributions made pursuant to this clause equals an amount equivalent to interest, at a per annum fixed rate of 10%, compounded annually, accrued on the aggregate principal amount of all Net Note Claims, Allowed General Unsecured Claims and Net Unit Claims, all as defined in the Plan, treating each distribution pursuant to (a) and (b) above as reductions of such principal amount; and thereafter (d) to the holders of Allowed Subordinated Claims, as defined in the Plan, until such claims are paid in full, including interest, at a per annum fixed rate of 10% or such higher rate as may be agreed to, as provided for in the Plan, compounded annually, accrued on the principal amount of each Allowed Subordinated Claim, as defined.

On August 3, 2023, the Supervisory Board, at the recommendation of the Liquidation Trustee, suspended the making of additional Trust distributions to Interestholders, pending the result of the investigation of a construction defect claim asserted against the Development Entity by the buyer of a single-family home sold by the Development Entity. Holders of Liquidation Trust Interests are advised that the Trust has liquidated substantially all of its real estate assets and resolved nearly all of its Causes of Action, and given the pending construction defect claim, the Trust is unable to estimate the timing and amount of future distributions to Interestholders, if any (see Notes 5, 12 and 13 for additional information).

There were no distributions to Interestholders declared during the three and six months ended December 31, 2024 or 2023. There was a distribution declared and paid to Qualifying Victims in respect of Forfeited Assets during the three months ended December 31, 2024 (see Note 6 for additional information).

As claims are resolved, additional Class A Interests may be issued or cancelled. Therefore, the total amount of a distribution declared may change. In addition, distributions may change if Interestholders that were previously deemed to have forfeited their rights to receive Class A Interest distributions subsequently respond and if overpaid distributions are returned.

For every distribution to Interestholders, a deposit is made into a restricted cash account for amounts (a) payable for Class A Interests that may be issued in the future upon the allowance of unresolved claims, (b) in respect of Class A Interests issued on account of recently allowed claims, (c) for holders of Class A Interests who failed to cash distribution checks mailed in respect of prior distributions, (d) for distributions that were withheld due to pending avoidance actions and (e) for holders of Class A Interests for which the Trust is waiting for further beneficiary information.

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2024 and 2023 (Unaudited)

During the three months ended December 31, 2023, as (a) claims were resolved, (b) claims were recently allowed, (c) addresses for holders of uncashed distribution checks were obtained, (d) pending avoidance actions were resolved and (e) further beneficiary information was received, distributions of approximately $15,000 were paid to holders of Class A Interests from the restricted cash account and distributions payable were reduced by the same amount. During the three months ended December 31, 2024, no amounts were paid to holders of Class A Interests. During the six months ended December 31, 2024 and 2023, distributions of approximately $70,000 and $15,000, respectively, were paid to holders of Class A Interests from the restricted cash account and distributions payable were reduced by the same amounts.

During the three months ended December 31, 2023, as a result of claims being disallowed and Class A Interests being cancelled, approximately $333,000 was released from the restricted cash account, and distributions payable was reduced by the same amount. During the three months ended December 31, 2024, no distributions payable to holders of Class A Interests were released from the restricted cash account, and distributions payable to holders of Class A Interests was unchanged.  During the six months ended December 31, 2024 and 2023, distributions payable to holders of Class A Interests of approximately $19,000 and $373,000, respectively, were released from the restricted cash account and distributions payable were reduced by the same amounts.

10)      Related Party Transactions

The Liquidation Trustee of the Trust is entitled to receive 5% of the total gross amount recovered by the Trust from the pursuit of the Causes of Action. During the three months ended December 31, 2024 and 2023, approximately $5,000 and $4,000, respectively, and during the six months ended December 31, 2024 and 2023, approximately $261,000 and $2,484,000, respectively, were accrued as amounts due to the Liquidation Trustee. As of December 31, 2024 and June 30, 2024, approximately $22,000 and $18,000, respectively, were payable to the Liquidation Trustee. These amounts are included in accounts payable and accrued liabilities in the accompanying consolidated statements of net assets in liquidation. During the three months ended December 31, 2024 and 2023, approximately $257,000 and $1,275,000, respectively, and during the six months ended December 31, 2024 and 2023, approximately $257,000 and $2,487,000, respectively, were paid to the Liquidation Trustee.

In November 2019, the Trust entered into an arrangement with Akerman LLP, a law firm based in Miami, Florida, of which the Liquidation Trustee is a partner, for the provision, at the option of the Trust on an as-needed basis, of e-discovery and related litigation support services in connection with the Trust’s prosecution of the Causes of Action. Under the arrangement, the Trust is charged for the services at scheduled rates per task which, depending on the specific task, include flat rates, rates based on volume of data processed, rates based on the number of data users, the hourly rates of Akerman LLP personnel, or other rates. During the three and six months ended December 31, 2023, approximately $106,000 and $212,000, respectively, were paid related to these services. No amounts were paid relating to these services during the three and six months ended December 31, 2024. There are no outstanding payables to Akerman LLP as of December 31, 2024 and June 30, 2024.

11)      Causes of Action

One of the Trust’s liquidation activities is to litigate and/or settle Causes of Action. The main areas of litigation have involved actions against Comerica Bank, nine law firms and 10 individual attorneys. As of December 31, 2024, all of these cases had been settled or dismissed. During the three months ended December 31, 2024, no cases against law firms and individual attorneys were settled. During the six months ended December 31, 2024, the remaining case against one  law firm and one individual attorney was settled. During the three months ended December 31, 2023, the Trust and the law firm of Rome McGuigan, P.C. agreed to settle the Trust’s pending litigation against that firm and related defendant for $5,000,000. The settlement resulted in proceeds to the Trust of approximately $3,328,000, net of attorney’s fees and other litigation expenses. The settlement was not recorded in the Company’s December 31, 2023 consolidated financial statements because, as of December 31, 2023, it was subject to the California Superior Court granting a motion by Rome McGuigan, P.C. for a court finding that the settlement had been made by the parties in good faith. The California Superior Court granted the motion on January 23, 2024. During the six months ended December 31, 2023, the cases against three law firms and three individual attorneys were settled. The Company recognizes recoveries from settlements when an agreement is executed, final court approval is received (if required), and collectability is reasonably assured.

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2024 and 2023 (Unaudited)

The Trust has also filed numerous avoidance actions, most of which have been resolved, resulting in settlement recoveries by or judgments in favor of the Trust. As of December 31, 2024, 17 legal actions remain pending. Additionally, since February 15, 2019 and as of December 31, 2024, the Trust has obtained default and stipulated judgments related to certain avoidance actions. It is unknown at this time how much, if any, will ultimately be collected on the judgments. Therefore, the Company has not recognized any recoveries from these judgments.

During the three months ended December 31, 2024 and 2023, the Company recorded approximately $103,000 and $82,000, respectively, and during the six months ended December 31, 2024 and 2023, the Company recorded approximately $3,550,000 and $34,510,000, respectively, from the settlement of Causes of Action. The Company also recorded liabilities of 5% of the settlements as amounts payable to the Liquidation Trustee and an allowance for uncollectible settlement installment receivables. See Note 4 for additional information about the settlement receivables, net as of December 31, 2024 and June 30, 2024.

12)      Commitments and Contingencies

Since the Company uses the liquidation basis of accounting, the Company has accrued estimated liquidation costs to the extent they are known and are reasonably determinable, which includes the items discussed in this footnote.

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

In June 2023, the owner of a single-family home sold by the Development Entity asserted a construction defect claim against the Development Entity. The claim included damage to a retaining wall, cracking and separation in various areas of the property, and other damage resulting from soil movement. The Development Entity’s engineering consultants are developing a multi-phase repair plan to address the situation. The initial phase will include repair and remediation of a retaining wall.  On August 7, 2024, the Development Entity submitted a building permit application to the Los Angeles Department of Building and Safety (“LADBS”) for the retaining wall repair.  The Development Entity is in the process of responding to feedback received from LADBS. Following the submittal of responses, additional review and feedback from LADBS may be received in which case the Development Entity will need to further respond before a construction permit will be issued. Once the permit is issued, the Development Entity will proceed with the initial repair phase. Following the retaining wall work, additional phases of repair and monitoring will be necessary to address other conditions; however, the scope of work, timing and costs for the additional phases of repair have not been determined.

The amount of the Development Entity’s ultimate exposure for the construction defect claim is currently unknown and may be materially in excess of the amount that has been accrued as of December 31, 2024 in the Company’s consolidated financial statements (see Note 5 for additional information). The Company also believes that all or a portion of these costs may ultimately be borne by third parties, including the Development Entity’s insurers, as described further below.

The Development Entity purchased primary and excess coverage insurance policies covering certain risks arising out of the Development Entity’s development of the single-family home which is the subject of the construction defect claim. The Development Entity tendered the claim to its primary insurer on June 28, 2023. The primary insurer has agreed to defend the Development Entity subject to a reservation of rights. To date the primary insurer has reimbursed the Development Entity for some, but not all of the out-of-pocket costs incurred by  the Development Entity which it asserts are covered by the primary policy. See Note 13 for additional information.

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2024 and 2023 (Unaudited)

On August 9, 2024, the Development Entity filed a lawsuit against its primary and excess insurers demanding that they defend and indemnify it against the construction defect claim. The lawsuit seeks, among other relief, damages from the primary insurer for amounts the Development Entity has incurred, and may incur, in connection with the investigation and repair of the construction defect claim, as well as declaratory relief against both the primary and excess insurers.  On August 20, 2024, the lawsuit against the insurers was stayed until October 21, 2024. On October 15, 2024, the Development Entity agreed to extend the stay by an additional three months, until January 29, 2025, during which time the parties agreed to seek informal resolution of the dispute. On October 24, 2024, the Development Entity dismissed its claim against the excess insurance carrier without prejudice and subject to a tolling agreement. A case management conference was scheduled for January 29, 2025 (see Note 13 for additional information).

Additionally, on May 28, 2024, the Development Entity filed a lawsuit against 13 different parties, including the prior owner, contractors, including G3, and other professionals involved in the development of the site and the construction of the home. G3 is a construction firm specializing in the development of high-end luxury residences. G3 is owned by Terry Goebel, who was a member of the Supervisory Board until his resignation on March 5, 2024, and his son Terry Goebel. The lawsuit seeks, among other relief, contribution from these parties for the costs that the Development Entity has incurred, and may incur, in connection with the investigation and repair of the construction defect claim. Based on further investigation after filing of the complaint, the Development Entity dismissed without prejudice three defendants. A mediation with the various contractors is scheduled for February 20, 2025. This litigation is in its preliminary stages, and the Company cannot predict whether the Development Entity will be successful in recovering the costs incurred to date and further costs incurred to address the construction defect claim from these parties.

In July 2024, the Liquidation Trustee received two summonses which named a Debtor as a defendant. Both complaints relate to delinquent real estate taxes on properties located in the state of Ohio that serve as collateral for a loan that is owned by a Wind-Down Subsidiary. In August 2024, the Company responded to both complaints. See Note 13 for additional information.

The Company is not presently the defendant in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company other than as described herein.

13)      Subsequent Events

The Company evaluates subsequent events up until the date the unaudited consolidated financial statements are issued.

Construction Defect Claim

On January 27, 2025, the primary insurer approved coverage for the initial repair phase. On January 29, 2025, the parties agreed to extend the stay by an additional three months until April 29, 2025 and a case management conference is scheduled the same day.

On February 7, 2025, the Company was notified by its primary insurance carrier that it was going to receive payment for the costs the Development Entity has incurred, and may incur, in connection with the investigation of the construction defect claim and the initial repair. Through December 31, 2024, the Company had accrued costs totaling $6,413,000. The Company determined that a loss recovery from the primary insurance carrier was probable and reasonably estimable. Therefore, the Company recorded an insurance receivable totaling approximately $4,319,000 as of December 31, 2024 as a recognized subsequent event, included in Other Assets in the accompanying statement of net assets in liquidation (see Note 4). On February 12 and 13, 2025, the Company received payments from its insurance carrier of approximately $4,319,000.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2024 and 2023 (Unaudited)

Causes of Action

During the period from January 1, 2025 through February 14, 2025, the Trust recorded approximately $55,000 from the settlement of Causes of Action. The Company recorded approximately $3,000 as the amount due to the Liquidation Trustee on account of such settlements.

Complaints Related to Delinquent Real Estate Taxes

As of February 14, 2025, the two complaints relating to delinquent real estate taxes on properties that serve as collateral for a secured loan that is owned by Wind-Down Subsidiary remain pending. The owner of the properties located in the state of Ohio had a forbearance agreement with the Lucas County Treasurer relating to delinquent real estate taxes. The forbearance agreement expired on January 31, 2025. These properties are collateral for the Company's secured loan. The state court has entered a consent judgment entry which allows Lucas County to proceed with a foreclosure sale.

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

In connection with the “safe harbor” provisions of the Securities Act of 1933 and the Exchange Act, the Trust has identified and is disclosing important factors, risks and uncertainties that could cause its actual results to differ materially from those projected in forward-looking statements made by the Trust, or on the Trust’s behalf. (See “Part II. Other Information, Item 1A. Risk Factors” of this Form 10-Q.) These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of the Trust’s subsequent filings with the SEC. Because of these factors, risks and uncertainties, the Trust cautions against placing undue reliance on forward-looking statements. Although the Trust believes that the assumptions underlying forward-looking statements are currently reasonable, any of the assumptions could be incorrect or incomplete, and there can be no assurance that forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date on which they are made. Except as may be required by law, the Trust does not undertake any obligation to modify, update or revise any forward-looking statement to take into account or otherwise reflect subsequent events, corrections in or revisions of underlying assumptions, or changes in circumstances arising after the date that the forward-looking statement was made.

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

As of December 31, 2024, the number of Liquidation Trust Interests outstanding in each class is as follows:

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

Since the Plan Effective Date through December 31, 2024, the Wind-Down Subsidiaries have disposed of approximately 149 properties for aggregate net sales proceeds of approximately $576.50 million. As of December 31, 2024, the Company owned two real estate assets with a net carrying value of approximately $0.48 million. Given the significantly smaller inventory of remaining real estate assets when compared to the inventory as of the Plan Effective Date, the amount of net proceeds from the sale of real estate assets in the future will be negligible as compared to the amount realized from the Plan Effective Date through December 31, 2024. The Company currently expects to complete its liquidation activities during the fiscal year ending June 30, 2026.

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Discussion of the Company’s Operations

For the three months ended December 31, 2024

The following is a summary of the Consolidated Statement of Changes in Net Assets in Liquidation for the three months ended December 31, 2024 ($ in thousands):

	Restricted for Qualifying Victims	All Interestholders	Total

Net assets in liquidation as of beginning of period	$4,125	$39,422	$43,547

Change in assets and liabilities:
Restricted for Qualifying Victims:
Change in carrying value of assets and liabilities, net	28	-	28
Distributions (declared) reversed, net	(4,153)	-	(4,153)
Net change in assets and liabilities	(4,125)	-	(4,125)

All Interestholders:
Change in carrying value of assets and liabilities, net	-	4,186	4,186
Distributions (declared) reversed, net	-	-	-
Net change in assets and liabilities	-	4,186	4,186

Net assets in liquidation, as of end of period	$-	$43,608	$43,608

Net assets in liquidation – Restricted for Qualifying Victims decreased by approximately $4.12 million during the three months ended December 31, 2024. This decrease was due to an increase in the net carrying value of assets and liabilities of approximately $0.03 million and distributions declared of approximately $4.15 million.

Net assets in liquidation – All Interestholders increased by approximately $4.19 million during the three months ended December 31, 2024. This increase was due to an increase in the net carrying value of assets and liabilities of approximately $4.19 million.

The components of the changes in the carrying value of assets and liabilities, net are as follows ($ in thousands):

	Restricted for Qualifying Victims	All Interestholders	Total

Remeasurement of assets and liabilities, net (1)	$27	$3,676	$3,603
Settlement recoveries, net (2)	-	97	97
Sales proceeds in excess of carrying value	1	-	1
Other (3)	-	513	513

Change in carrying value of assets and liabilities, net	$28	$4,186	$4,214

(1)     Includes insurance receivable of approximately $4.32 million.

(2)     Net of 5% payable to the Liquidation Trustee of approximately $5,000.

(3) The components of Others are as follows:
Insurance reimbursements	$509
Miscellaneous	4
Total	$513

During the three months ended December 31, 2024, the Company:

•        Received net proceeds from the sale of Forfeited Assets of approximately $1.00  thousand.

•        Distributed net sales proceeds of Forfeited Assets of approximately $4.15 million to Qualifying Victims.

•        Recognized an insurance receivable of approximately $4.32 million relating to the initial repair of the construction defect.

•        Recorded approximately $0.10 million from the settlement of Causes of Action, net of 5% payable to the Liquidation Trustee.

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•         Paid development and holding costs of approximately $0.55 million.

•         Paid general and administrative costs of approximately $1.92 million, including approximately $0.07 million of board member fees and expenses, approximately $0.28 million of payroll and other general and administrative costs, approximately $1.31 million of professional fees and approximately $0.26 million paid to the Liquidation Trustee.

For the three months ended December 31, 2023

The following is a summary of the Consolidated Statement of Changes in Net Assets in Liquidation for the three months ended December 31, 2023 ($ in thousands):

	Restricted for Qualifying Victims	All Interestholders	Total

Net assets in liquidation as of beginning of period	$3,511	$35,863	$39,374

Change in assets and liabilities:
Restricted for Qualifying Victims:
Change in carrying value of assets and liabilities, net	30	-	30
Distributions (declared) reversed, net	-	-	-
Net change in assets and liabilities	30	-	30

All Interestholders:
Change in carrying value of assets and liabilities, net	-	82	82
Distributions (declared) reversed, net	-	333	333
Net change in assets and liabilities	-	415	415

Net assets in liquidation, as of end of period	$3,541	$36,278	$39,819

Net assets in liquidation – Restricted for Qualifying Victims increased by approximately $0.03 million during the three months ended December 31, 2023.

Net assets in liquidation – All Interestholders increased approximately $0.41 million during the three months ended December 31, 2023. This increase was due to an increase in the net carrying value of assets and liabilities of approximately $0.08 million and distributions reversed of approximately $0.33 million from Class A Interests being cancelled.

The components of the change in the carrying value of assets and liabilities, net are as follows ($ in thousands):

	Restricted for Qualifying Victims	All Interestholders	Total

Settlement recoveries (1)	$-	$78	$78
Sales proceeds in excess of carrying value	-	25	25
Remeasurement of assets and liabilities, net	30	(25)	5
Other	-	4	4

Change in carrying value of assets and liabilities, net	$30	$82	$112

(1)      Net of 5% payable to the Liquidation Trustee of approximately $4,000.

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

During the three months ended December 31, 2023, the Company:

•      Reversed distributions of approximately $0.33 million from Class A Interests being cancelled.

•      Received net proceeds of approximately $0.50 million from the sale of the Hawaii property.

•      Recorded approximately $0.08 million for the settlement of Causes of Action, net of 5% payable to the Liquidation Trustee.

•      Paid development and holding costs of approximately $0.08 million and received bond refunds of approximately $0.17 million.

•     Paid general and administrative costs of approximately $3.00 million, including approximately $0.07 million of board member fees and expenses, approximately $0.41 million of payroll and other general and administrative costs, approximately $1.24 million of professional fees and approximately $1.28 million paid to the Liquidation Trustee.

For the six months ended December 31, 2024

The following is a summary of the Consolidated Statement of Changes in Net Assets in Liquidation for the six months ended December 31, 2024 ($ in thousands):

	Restricted for Qualifying Victims	All Interestholders	Total

Net assets in liquidation as of beginning of period	$4,110	$35,759	$39,869

Change in assets and liabilities:
Restricted for Qualifying Victims:
Change in carrying value of assets and liabilities, net	43	-	43
Distributions (declared) reversed, net	(4,153)	-	(4,153)
Net change in assets and liabilities	(4,110)	-	(4,110)

All Interestholders:
Change in carrying value of assets and liabilities, net	-	7,830	7,830
Distributions (declared) reversed, net	-	19	19
Net change in assets and liabilities	-	7,849	7,849

Net assets in liquidation, as of end of period	$-	$43,608	$43,608

Net assets in liquidation – Restricted for Qualifying Victims decreased by approximately $4.11 million during the six months ended December 31, 2024. This decrease was due to an increase in the net carrying value of assets and liabilities of approximately $0.04 million and distributions declared of approximately $4.15 million.

Net assets in liquidation – All Interestholders increased by approximately $7.85 million during the six months ended December 31, 2024. This increase was due to an increase in the net carrying value of assets and liabilities of approximately $7.83 million and distributions reversed of approximately $0.02 million for Class A Interests being cancelled.

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The components of the changes in the carrying value of assets and liabilities, net are as follows ($ in thousands):

	Restricted for Qualifying Victims	All Interestholders	Total

Remeasurement of assets and liabilities, net (1)	$41	$4,009	$4,050
Settlement recoveries, net (2)	-	3,289	3,289
Sales proceeds in excess of carrying value	2	-	2
Other (3)	-	532	532

Change in carrying value of assets and liabilities, net	$43	$7,830	$7,873

(1)     Includes insurance receivable of approximately $4.32 million.

(2)     Net of 5% payable to the Liquidation Trustee of approximately $261,000.

(3)     The components of Others are as follows:

Insurance reimbursements	$509
Miscellaneous	23
Total	$532

During the six months ended December 31, 2024, the Company:

•          Reversed distributions of approximately $0.02 million from Class A Interests being cancelled.

 •         Received net proceeds from the sale of Forfeited Assets of approximately $0.02 million.

 •         Distributed net sales proceeds of Forfeited Assets of approximately $4.15 million to Qualifying Victims.

 •         Recognized an insurance receivable of approximately $4.32 million relating to the initial repair of the construction defect.

•          Recorded approximately $3.29 million from the settlement of Causes of Action, net of 5% payable to the Liquidation Trustee.

•          Paid development and holding costs of approximately $0.75 million.

•         Paid general and administrative costs of approximately $3.27 million, including approximately $0.15 million of board member fees and expenses, approximately $0.65 million of payroll and other general and administrative costs, approximately $2.21 million of professional fees and approximately $0.26 million paid to the Liquidation Trustee.

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

 For the six months ended December 31, 2023

The following is a summary of the Consolidated Statement of Changes in Net Assets in Liquidation for the six months ended December 31, 2023 ($ in thousands):

	Restricted for Qualifying Victims	All Interestholders	Total

Net assets in liquidation as of beginning of period	$3,491	$3,282	$6,773

Change in assets and liabilities:
Restricted for Qualifying Victims:
Change in carrying value of assets and liabilities, net	50	-	50
Distributions (declared) reversed, net	-	-	-
Net change in assets and liabilities	50	-	50

All Interestholders:
Change in carrying value of assets and liabilities, net	-	32,623	32,623
Distributions (declared) reversed, net	-	373	373
Net change in assets and liabilities	-	32,996	32,996

Net assets in liquidation, as of end of period	$3,541	$36,278	$39,819

 Net assets in liquidation – Restricted for Qualifying Victims increased by approximately $0.05 million during the six months ended December 31, 2023.

Net assets in liquidation – All Interestholders increased approximately $32.99 million during the six months ended December 31, 2023. This increase was due to an increase in the net carrying value of assets and liabilities of approximately $32.62 million and distributions reversed of approximately $0.37 million from Class A Interests being cancelled.

The components of the change in the carrying value of assets and liabilities, net are as follows ($ in thousands):

	Restricted for Qualifying Victims	All Interestholders	Total

Settlement recoveries (1)	$-	$32,026	$32,026
Remeasurement of assets and liabilities, net	38	556	594
Sales proceeds in excess of carrying value	12	25	37
Other	-	16	16

Change in carrying value of assets and liabilities, net	$50	$32,623	$32,673

(1)       Net of 5% payable to the Liquidation Trustee of approximately $2,484,000.

During the six months ended December 31, 2023, the Company:

•          Reversed distributions of approximately $0.37 million from Class A Interests being cancelled.

•          Received net proceeds of approximately $0.50 million from the sale of the Hawaii property.

•          Recorded net proceeds from the sale of Forfeited Assets of approximately $0.05 million.

•          Recorded approximately $32.03 million for the settlement of Causes of Action, net of 5% payable to the Liquidation Trustee.

•          Paid development and holding costs of approximately $0.13 million and received bond refunds of approximately $0.17 million.

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

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources

Liquidity

The Company’s primary sources for meeting its capital requirements are its cash, cash equivalents, short-term investments and restricted cash, receipt of interest earned, and proceeds from liquidating its other remaining assets. The Company’s primary uses of funds are and will continue to be for distributions, if any, and operating costs, including costs related to construction defect claims and other costs. The Company expects to be able to adequately fund its operations over the next twelve months from its primary sources of capital.  However, no assurance can be made in that regard due to the construction defect claim asserted against the Development Entity. At this time, the amount of the liability exposure for this claim cannot be determined and may be in excess of the amount that has been accrued or that may be available from third parties, including the Company’s insurers.

Capital Resources

In addition to cash, cash equivalents, short-term investments and restricted cash as of December 31, 2024 of approximately $58.28 million (of which approximately $0.73 million is restricted), the capital resources available to the Company are as follows:

•	Insurance Receivable: As of December 31, 2024, the Company recognized an insurance receivable of approximately $4.32 million related to the construction defect claim.

•
Interest Earnings: During the six months ended December 31, 2024, the Company recorded interest earnings of approximately $1.58 million. At December 31, 2024, the Company had approximately $1.95 million of accrued interest recorded. The Company expects to receive approximately $0.97 million of this accrued interest during the remainder of the year ending June 30, 2025.

•
Proceeds from Real Estate Transactions: As of December 31, 2024, the Company owned two real estate assets with an estimated carrying value of approximately $0.48 million. Based on the remaining real estate assets of the Company, future net proceeds will be negligible as compared to the proceeds the Company has realized in prior periods.

•
Causes of Action Recoveries: During the six months ended December 31, 2024, the Company recognized approximately $3.55 million from the settlement of Causes of Action. Based on the limited remaining Causes of Action, future recoveries will be negligible as compared to the recoveries the Company has realized in prior periods.

Uses of Liquidity

The primary uses of the Company’s liquidity are to pay distributions payable, operating costs, costs related to construction defect claim(s) and costs related to the recovery of the secured loan. As of December 31, 2024, the Company’s total liabilities were approximately $21.57 million. The total liabilities recorded as of December 31, 2024 may not be indicative of the Company's future cash needs, which may vary materially from the current estimate.

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

On August 3, 2023, the Supervisory Board, at the recommendation of the Liquidation Trustee, suspended the making of additional Trust distributions to Interestholders, pending the result of the investigation of a construction defect claim asserted against the Development Entity by the buyer of a single-family home sold by the Development Entity.  Holders of Liquidation Trust Interests are advised that the Trust has liquidated substantially all of its real estate assets and resolved nearly all of its Causes of Action, and given the pending construction defect claim, the Trust is unable to estimate the timing and amount of future distributions to Interestholders, if any (see Notes 5 and 12 to the Consolidated Financial Statements for additional information).

On December 17, 2024, the Company distributed net sales proceeds of Forfeited Assets of approximately $4.15 million to Qualifying Victims.

As of February 14, 2025, the Liquidation Trustee has declared eleven (11) distributions to the Class A Interestholders. The distributions include a cash distribution on account of the then-allowed claims and a deposit into a restricted cash account for amounts that are or may become payable (a) in respect of Class A Interests that may be issued in the future upon the allowance of unresolved bankruptcy claims, (b) in respect of Class A Interests on account of recently allowed claims, (c) for holders of Class A Interests who failed to cash distribution checks mailed in respect of prior distributions, (d) for distributions that were withheld due to pending avoidance actions and (e) for holders of Class A Interests for which the Trust is waiting for further beneficiary information.

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

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table summarizes the distributions declared to Interestholders1, distributions paid and the activity in the restricted cash account for the periods from February 15, 2019 (inception) through December 31, 2024 and from February 15, 2019 (inception) through February 14, 2025:

			During the Period from February 15, 2019 (inception) through December 31, 2024 ($ in Millions)			During the Period from February 15, 2019 (inception) through February 14, 2025 ($ in Millions)
	Date Declared	$ per Class A Interest	Total Declared	Paid	Restricted Cash Account	Total Declared	Paid	Restricted Cash Account

Distributions Declared
First	3/15/2019	$3.75	$44.70	$42.32	$2.38	$44.70	$42.32	2.38
Second	1/2/2020	4.50	53.44	51.20	2.24	53.44	51.20	2.24
Third	3/31/2020	2.12	25.00	24.19	0.81	25.00	24.19	0.81
Fourth	7/13/2020	2.56	29.97	29.24	0.73	29.97	29.24	0.73
Fifth	10/19/2020	2.56	29.96	29.21	0.75	29.96	29.21	0.75
Sixth	1/7/2021	4.28	50.01	48.67	1.34	50.01	48.67	1.34
Seventh (a)	5/13/2021	2.58	30.04	29.35	0.69	30.04	29.35	0.69
Eighth	10/8/2021	3.44	40.02	39.14	0.88	40.02	39.14	0.88
Ninth	2/4/2022	3.44	39.98	39.15	0.83	39.98	39.15	0.83
Tenth	6/15/2022	5.63	65.02	64.19	0.83	65.02	64.19	0.83
Eleventh	5/10/2023	2.18	25.02	24.90	0.12	25.02	24.90	0.12
Subtotal		$37.04	$433.16	$421.56	$11.60	$433.16	$421.56	$11.60

Distributions Returned / (Reversed)
Disallowed/cancelled (b)					(6.68)			(6.68)
Returned (c)					0.74			0.74
Forfeited (d)					(1.15)			(1.15)
Subtotal					(7.09)			(7.09)

Distributions Paid from Reserve Account (e)					(3.82)			(3.82)

Distributions Payable, Net				as of 12/31/2024:	$0.69		as of 2/14/2025:	$0.69

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

_________________________
1 This table does not include a distribution of net proceeds of Forfeited Assets of approximately $4.15 million to the Qualifying Victims on December 17, 2024.  Qualifying Victims consisted of the former holders of allowed Class 3 and 5 claims as of the Plan Effective Date and their permitted assigns but does not include former holders of Class 4 claims.

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

The measurement of real estate assets is based on current contracts (if any), if contingencies have been removed, estimates and other indications of sales value, net of estimated selling costs. The secured loan is recorded at the amount of the contractual interest payments and principal repayment of the loan.

The Company maintains liability insurance coverage for construction defects. An insurance recovery is accrued when it is deemed probable and reasonably estimable under the loss recovery model in accordance with ASC 450. The portion of an insurance claim in excess of costs accrued is recognized upon approval of the claim and receipt of the related payment, under the gain contingency model in accordance with ASC 450.

In addition, the Company recognizes other amounts to be received based on contractual terms or when the amounts to be received are probable and estimable.

Accrued Liquidation Costs

The estimated costs associated with implementing and completing the Company’s plan of liquidation are recorded as accrued liquidation costs to the extent they are known and reasonably determinable. Upon the recognition of a loss contingency, the associated costs that are probable and estimable are recognized in accrued liquidation costs.

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

In connection with the preparation of our Form 10-Q, our management and the Liquidation Trustee assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on its assessment, our management and the Liquidation Trustee believe that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings

Below are descriptions of pending litigation. In matters in which the Company is the plaintiff, the Company does not have the ability to estimate the ultimate recovery amount until they are settled, and in accordance with the Company’s accounting policy, no recoveries have been recorded in the Company’s consolidated financial statements for these legal proceedings, other than for settlements for which the Trust has entered into a signed settlement agreement and collectability is probable. In matters in which the Company is the defendant, the Company records a liability when a loss is probable, and the Company can reasonably estimate the amount of the loss. As of December 31, 2024, the Company recognized a receivable from its primary insurance carrier for the initial repair phase of its construction defect claim as the recovery was probable and estimable.

Trust Litigation - Avoidance Actions

The Trust has pursued over 500 avoidance actions, many of which have been resolved.  As of February 14, 2025, the Trust has entered into settlements in approximately 251 legal actions, with 16 actions still pending.  In addition, as of February 14, 2025, the Trust has settled approximately 245 potential avoidance claims for which litigation was not filed. Since inception and as of February 14, 2025, the resolution of avoidance actions has resulted in aggregate settlements of approximately $22.78 million of cash payments made or due to the Trust and approximately $11.28 million in reductions of claims against the Trust.  Additionally, as of February 14, 2025, the Trust has obtained judgments of approximately $169.95 million, including default judgments of approximately $152.72 million and stipulated judgments of approximately $17.23 million. It is unknown at this time how much, if any, will ultimately be collected on these judgments, as stipulated and default judgments are commonly obtained where the defendant has insufficient assets, if any, to satisfy a judgment.

The Trust is currently prosecuting 16 legal actions to recover preferential payments, fraudulent transfers, and other funds subject to recovery. These actions were filed in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”), are pending before the Honorable J. Kate Stickles, and generally fall into the following categories:

•      Preferential transfers and/or fraudulent transfers (Noteholders and Unitholders). 6 of the actions include claims arising under chapter 5 of the Bankruptcy Code and seek to avoid or recover payments made by the Debtors: (1) during the 90 days prior to the December 4, 2017 bankruptcy filing, including payments to former Noteholders and Unitholders; and/or (2) during the course of the Ponzi scheme (from July 2012 through the December 4, 2017 bankruptcy filing) for interest paid to former Noteholders and Unitholders.

•         Fraudulent transfers and fraud (against former agents). 10 of the actions, which arise under chapter 5 of the Bankruptcy Code and applicable state law governing fraudulent transfers, seek to avoid and recover payments made by the Debtors during the course of the Ponzi scheme (from July 2012 through the December 4, 2017 bankruptcy filing) for commissions to former agents, as well as for fraud, aiding and abetting fraud, and the unlicensed sale of securities asserted by the Trust based on claims contributed to the Trust by defrauded investors. These actions were filed by the Trust in the Bankruptcy Court between November 15, 2019 and December 4, 2019. Actions of this type are also being pursued by the SEC, and it is the Trust’s understanding that any recoveries obtained by the SEC will be transmitted to the Trust pursuant to a Fair Fund established by the SEC.

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

PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings (Continued)

•        On August 9, 2024, the Development Entity filed a lawsuit in Los Angeles Superior Court against its primary and excess insurers demanding that they defend and indemnify it against the construction defect claim.  The lawsuit seeks, among other relief, damages from the primary insurer for amounts the Development Entity has incurred, and may incur, in connection with the investigation and repair of the construction defect claim, as well as declaratory relief against both the primary and excess insurers. The primary insurer has agreed to defend the Development Entity subject to a reservation of rights, but has not reimbursed the Development Entity for all of the out-of-pocket costs incurred to date, which the Development Entity asserts are covered by the primary policy.  The Company and the primary insurer agreed to stay the litigation until January 29, 2025, during which time the parties agreed to seek informal resolution of the dispute. On October 24, 2024, the Development Entity dismissed its claim against the excess insurance carrier without prejudice and subject to a tolling agreement. On January 27, 2025, the primary insurer approved coverage for the initial repair phase. On January 29, 2025, the parties agreed to extend the stay by an additional three months until April 29, 2025 and a case management conference is scheduled for the same day.

In addition, in early July 2024, the Liquidation Trustee received two summonses which named a Debtor as a defendant.  Both complaints, filed in the Lucas County Prosecutors Office in the State of Ohio, relate to delinquent real estate taxes on properties that serve as collateral for a loan that is owned by a Wind-Down Subsidiary.  In August 2024, the Company responded to both complaints. The owner of the properties located in the state of Ohio had a forbearance agreement with the Lucas County Treasurer relating to delinquent real estate taxes. The forbearance agreement expired on January 31, 2025. These properties are collateral for the Company's secured loan. The state court has entered a consent judgment entry which allows Lucas County to proceed with a foreclosure sale.

PART II.  OTHER INFORMATION (CONTINUED)

Item 1A. Risk Factors

Please see the applicable risks in Item 1A of our Annual Report on Form 10-K filed with the SEC on September 27, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In accordance with the Plan, all Liquidation Trust Interests have been issued without registration under the Securities Act.  The Liquidation Trust Interests have been issued only to holders of allowed claims in Class 3, Class 4, and Class 5 under the Plan entirely in exchange for such claims.  See “Item 1.  Business - D. Plan Provisions Regarding the Company - 2. Treatment under the Plan of holders of claims against and equity interests in the Debtors” of our Annual Report on Form 10-K filed with the SEC on September 27, 2024.  During the period from February 15, 2019 (inception) through December 31, 2024, the Trust has issued an aggregate of 11,544,753 Class A Interests and an aggregate of 678,123 Class B Interests.  As of December 31, 2024, the Trust had 11,515,807 Class A Interests and 675,951 Class B Interests outstanding. All Liquidation Trust Interests were issued on the Plan Effective Date or from time to time thereafter as soon as practicable as and when claims in Class 3, Class 4 or Class 5 have become allowed.

During the three months ended December 31, 2024, the Trust did not issue any Liquidation Trust Interests.

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

101
The following financial statements from this Quarterly Report on Form 10-Q for the quarterly period  ended December 31, 2024, formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated statements of net assets in liquidation as of December 31, 2024 and June 30, 2024, (ii) consolidated statements of changes in net assets in liquidation for the three months  ended December 31, 2024 and 2023, (iii) consolidated statements of changes in net assets in liquation for the six months ended December 31, 2024 and 2023 and (iv) the notes to the consolidated financial statements. XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Woodbridge Liquidation Trust

Date: February 14, 2025	By:	/s/ Michael I. Goldberg

Michael I. Goldberg,
Liquidation Trustee