Form 10-Q
period 2025-03-31
Woodbridge Liquidation Trust
filed 2025-05-14
CIK 1785494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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
Yes ☐ No ☒

2

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

Woodbridge Liquidation Trust and Subsidiaries Consolidated Statements of Net Assets in Liquidation As of March 31, 2025 and June 30, 2024
($ In Thousands)

	3/31/2025
	(Unaudited)	6/30/2024

Assets
Cash, cash equivalents and short-term investments	60,725	56,010
Restricted cash (Note 3)	672	4,911
Other assets (Note 4)	2,408	2,459

Total assets	$63,805	$63,380

Liabilities
Accounts payable and accrued liabilities	$38	$23
Distributions payable	664	784
Accrued liquidation costs (Note 5)	19,887	22,704

Total liabilities	$20,589	$23,511

Commitments and Contingencies (Note 12)

Net Assets in Liquidation
Restricted for Qualifying Victims (Note 6)	$-	$4,110
All Interestholders	43,216	35,759

Total net assets in liquidation	$43,216	$39,869

See accompanying notes to unaudited consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries Consolidated Statements of Changes in Net Assets in Liquidation For the Three Months Ended March 31, 2025 and 2024
(Unaudited, $ in Thousands)

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Restricted			Restricted
	For Qualifying	All		For Qualifying	All
	Victims	Interestholders	Total	Victims	Interestholders	Total

Net Assets in Liquidation as of beginning of period	$-	$43,608	$43,608	$3,541	$36,278	$39,819

Change in assets and liabilities (Note 7):
Restricted for Qualifying Victims :
Change in carrying value of assets and liabilities, net	-	-	-	647	-	647
Distributions (declared) reversed, net	-	-	-	-	-	-
Net change in assets and liabilities	-	-	-	647	-	647

All Interestholders:
Change in carrying value of assets and liabilities, net	-	(442)	(442)	-	4,403	4,403
Distributions (declared) reversed, net	-	50	50	-	-	-
Net change in assets and liabilities	-	(392)	(392)	-	4,403	4,403

Net Assets in Liquidation as of end of period	$-	$43,216	$43,216	$4,188	$40,681	$44,869

See accompanying notes to unaudited consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries Consolidated Statements of Changes in Net Assets in Liquidation For the Nine Months Ended March 31, 2025 and 2024
(Unaudited, $ in Thousands)

	Nine Months Ended March 31, 2025			Nine Months Ended March 31, 2024
	Restricted			Restricted
	For Qualifying	All		For Qualifying	All
	Victims	Interestholders	Total	Victims	Interestholders	Total

Net Assets in Liquidation as of beginning of period	$4,110	$35,759	$39,869	$3,491	$3,282	$6,773

Change in assets and liabilities (Note 7):
Restricted for Qualifying Victims :
Change in carrying value of assets and liabilities, net	43	-	43	697	-	697
Distributions (declared) reversed, net	(4,153)	-	(4,153)	-	-	-
Net change in assets and liabilities	(4,110)	-	(4,110)	697	-	697

All Interestholders:
Change in carrying value of assets and liabilities, net	-	7,388	7,388	-	37,026	37,026
Distributions (declared) reversed, net	-	69	69	-	373	373
Net change in assets and liabilities	-	7,457	7,457	-	37,399	37,399

Net Assets in Liquidation as of end of period	$-	$43,216	$43,216	$4,188	$40,681	$44,869

See accompanying notes to unaudited consolidated financial statements.

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2025 and 2024 (Unaudited)

1)
Formation, Organization and Description of Business

Formation

Woodbridge Liquidation Trust (the “Trust”) was established (i) for the purpose of collecting, administering, distributing and liquidating the Trust assets for the benefit of the Trust beneficiaries in accordance with the Liquidation Trust Agreement and the First Amended Joint Chapter 11 Plan of Liquidation of Woodbridge Group of Companies, LLC and its Chapter 11 affiliated debtors (each a “Debtor” and collectively, the “Debtors”), dated August 22, 2018 (as amended, modified, supplemented or restated from time to time, the “Plan”); (ii) to resolve disputed claims asserted against the Debtors; (iii) to litigate and/or settle causes of action (“Causes of Action”); and (iv) to pay certain allowed claims and statutory fees, as required by the Plan. The Trust was formed on February 15, 2019 (the “Plan Effective Date”) as a statutory trust under Delaware law.

On the Plan Effective Date, in accordance with the Plan, (a) the following assets automatically vested in the Trust: (i) an aggregate $5,000,000 in cash from the Debtors for the purpose of funding the Trust’s initial expenses of operation; (ii) certain claims and Causes of Action; (iii) all of the outstanding equity interests of the Wind-Down Entity (as defined below); and (iv) certain other non-real estate related assets, (b) the equity interests of Woodbridge Group of Companies, LLC and Woodbridge Mortgage Investment Fund 1, LLC (together, the “Remaining Debtors”) were cancelled and new equity interests representing all of the newly issued and outstanding equity interests in the Remaining Debtors were issued to the Trust, (c) all of the other Debtors other than the Remaining Debtors were dissolved and (d) the real estate-related assets of the Debtors were automatically vested in the Trust’s wholly-owned subsidiary, Woodbridge Wind-Down Entity LLC (the “Wind-Down Entity”) or one of the Wind-Down Entity’s 43 wholly-owned single member LLCs (the “Wind-Down Subsidiaries”) formed to own the respective real estate assets. The Trust, the Remaining Debtors, the Wind-Down Entity and the Wind-Down Subsidiaries are collectively referred to herein as the “Company.” The Wind-Down Entity and the Wind-Down Subsidiaries are collectively referred to herein as the “Wind-Down Group.”

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

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2025 and 2024 (Unaudited) (Continued)

The Trust will be terminated upon the first to occur of (i) the making of all distributions required to be made and a determination by the Liquidation Trustee that the pursuit of additional Causes of Action held by the Trust is not justified or (ii) March 31, 2026, subject to the extension of such date with the approval of the Bankruptcy Court. If it deems it necessary, or appropriate, the Company will seek one or more additional extensions of the current termination date to facilitate the orderly liquidation of the Trust’s assets, including the resolution of the construction defect claim against one of the Wind-Down Subsidiaries (the “Development Entity”), the resolution of the Company’s claims against its insurers and other third parties in connection with the construction defect claim (see Notes 12 and 13 for additional information) or other reasons. If the Trust is extended beyond March 31, 2026 to allow for additional time to complete the remaining liquidation activities, including resolving pending litigation, the Company will incur costs in addition to those that have been accrued to date.

Description of Business

The Company is required to liquidate its assets and distribute available cash to the Trust beneficiaries. The liquidation activities are carried out by the Trust, the Wind-Down Entity and the Wind-Down Subsidiaries. The Company currently operates as one reportable segment.

The Trust is prosecuting various Causes of Action acquired by the Trust pursuant to the Plan and is resolving claims asserted against the Debtors (see Note 11 for additional information). As of March 31, 2025, the Company is the plaintiff in several pending lawsuits and is a defendant in two matters (see Notes 12 and 13 for additional information).

As of March 31, 2025, the Wind-Down Entities’ operations are almost complete. As of March 31, 2025, the Wind-Down Subsidiaries owned one secured loan (see Notes 4 and 13 for additional information), one single-family home subject to a life estate and the Development Entity is addressing the resolution of a construction defect claim (see Notes 5, 12 and 13 for additional information).

Pursuant to the Wind-Down Entity’s Limited Liability Company Agreement, the Wind-Down Entity shall dissolve upon the first to occur of the following: (i) the written consent of the Trust, (ii) the entry of a decree of judicial dissolution under Section 18-802 of the Delaware LLC Act and (iii) the sale or other disposition of all of the Wind-Down Entity’s assets.

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
For the Three and Nine Months Ended March 31, 2025 and 2024 (Unaudited) (Continued)

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

Liabilities, including estimated costs associated with implementing and completing the Plan, are measured in accordance with U.S. GAAP that otherwise apply to those liabilities. These estimated amounts are presented in the accompanying consolidated statements of net assets in liquidation. As additional information becomes available, the estimated amounts may change. All changes in the estimated liquidation value of the Company’s assets and liabilities are reflected as a change to the Company’s net assets in liquidation.

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

The Company accrues expected interest earnings when it can reasonably estimate the amount to be received. The Company uses a forward yield curve to estimate the interest rates to be earned and its expected future cash balances to estimate the dollar amount that will earn interest through the currently estimated Trust termination date of approximately March 31, 2026.

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

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2025 and 2024 (Unaudited) (Continued)

Accrued Liquidation Costs

The Company accrues estimated liquidation costs to the extent they are known and are reasonably estimable. These costs consist of (a) estimated development costs, primarily costs to address the Development Entity’s construction defect claim and estimated reserves for contingent liabilities including potential construction defect claims and the administration of such potential construction defect claims after the Company’s liquidation activities are completed (see Notes 5 and 12 for additional information) and (b) estimated general and administrative costs including payroll, legal and other professional fees, trustee and board fees, rent and other office related expenses, and other general and administrative costs to operate the Company until the completion of the Company's liquidation activities, currently estimated to be approximately March 31, 2026. Accrued liquidation costs for general and administrative costs consider the estimated recurring historical amounts as well as expected costs to terminate the trust. If the Trust is extended beyond March 31, 2026 to allow for additional time to complete the remaining liquidation activities including resolving pending litigation, the Company will incur costs in addition to those that have been accrued to date.

Upon the recognition of a loss contingency, the associated costs that are probable and estimable are recognized in accrued liquidation costs. As of March 31, 2025, accrued liquidation costs include estimated costs for the initial repair phase, and certain preliminary estimated costs for the evaluation and engineering of subsequent phases of repair. The Company is currently unable to estimate the costs to complete subsequent phases of repair to address the construction defect claim asserted against the Development Entity or whether all or a portion of such costs will be ultimately borne by third parties (including the Company’s insurers). These additional costs will be recorded when the Company is able to estimate them. See Note 12 for additional information.

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
For the Three and Nine Months Ended March 31, 2025 and 2024 (Unaudited) (Continued)

Net Assets in Liquidation - Restricted for Qualifying Victims

The Company separately presents the portion of net assets in liquidation that are restricted for Qualifying Victims from the net assets in liquidation that are available to All Interestholders (see Note 6 for additional information).

Recently Issued Accounting Standards Update

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), “Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 is intended to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses, as well as disclosure of the title and position of the chief operating decision maker (“CODM”) and how the CODM uses the reported measure(s) of segment profit or loss in assessing performance. Public entities with a single reportable segment are required to provide the new disclosures under ASU 2023-07 and all disclosures under Topic 280 on an annual and interim basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of ASU 2023-07 is not expected to have a significant impact on the Company’s financial statement disclosures.

Reclassifications

The Company has reclassified certain amounts related to its prior period consolidated financial statements to conform to its current period presentation.

3)     Restricted Cash

The Company’s restricted cash as of March 31, 2025 (unaudited), with comparative information as of June 30, 2024, is as follows ($ in thousands):

	March 31, 2025		June 30, 2024
Distributions restricted by the Company (a)	$646		$786
Forfeited Assets (Note 6)	26	(b)	4,125
Total restricted cash	$672		$4,911

(a)   Related to unresolved claims, distributions for recently allowed claims, uncashed distribution checks, distributions withheld due to pending avoidance actions and distributions that the Trust is waiting for further beneficiary information.
(b)   Related to accounts payable, accrued liabilities and distributions payable.

4)     Other Assets

The Company’s other assets as of March 31, 2025 (unaudited), with comparative information as of June 30, 2024, are as follows ($ in thousands):

	March 31, 2025	June 30, 2024

Accrued interest (a)	$1,760	$1,790
Real estate assets, net (b)	476	498
Settlement receivables, net (c)	124	67
Forfeited Assets (Note 6) (a)(d)	-	58
Other	48	46
Total other assets	$2,408	$2,459

(a)  The Company accrues interest in the amount that it estimates it will earn on its cash on deposit during the period from April 1, 2025 through March 31, 2026 and during the period from July 1, 2024 through March 31, 2026, respectively. The accrued interest relating to Forfeited Assets is included in the Forfeited Assets line.

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2025 and 2024 (Unaudited) (Continued)

(b)  Real estate assets at March 31, 2025 and June 30, 2024 consist of one loan secured by properties located in the state of Ohio and one single-family home subject to a life estate located in the state of Florida. The loan was not repaid on its December 15, 2024 maturity date (see Notes 12 and 13 for additional information).

(c)   Net of an allowance for uncollectible settlement receivables, which was approximately $141,000 as of March 31, 2025 and June 30, 2024.

(d)   Includes accrued interest of approximately $36,000 at June 30, 2024. There was no accrued interest at March 31, 2025.

5)     Accrued Liquidation Costs

The following is a summary of the items included in accrued liquidation costs as of March 31, 2025 (unaudited), with comparative information as of June 30, 2024 ($ in thousands):

	March 31, 2025	June 30, 2024

Development costs	$9,506	$8,888

General and administrative costs:
Legal and other professional fees	5,848	7,453
Directors and officers insurance	2,582	3,132
Payroll and payroll-related	1,429	2,273
Board fees and expenses	300	525
Other	222	433
Total general and administrative costs	10,381	13,816

Total accrued liquidation costs	$19,887	$22,704

Accrued liquidation costs assume the completion of the liquidation activities by March 31, 2026. If the Trust is extended beyond March 31, 2026 to allow for additional time to complete the remaining liquidation activities, including resolving pending litigation, the Company will incur costs in addition to those that have been accrued to date.

The Company’s accrued development costs consist of costs incurred and to be incurred in connection with the construction defect claim asserted against the Development Entity. These costs include the estimated costs for the initial repair phase of the subject property, as well as estimated preliminary costs for the evaluation and engineering of subsequent repairs. Accrued development costs also include legal and professional fees for pursuing litigation related to the construction defect and related insurance claims but do not include costs that will be incurred for additional repairs to the property once the initial repairs are completed. Additional repairs beyond the initial phase will be necessary, but the scope of work, timing and cost are not currently estimable. These additional costs will be recorded when incurred or when the Company is able to estimate them. A portion of the development costs relate to estimated reserves for contingent liabilities, including other potential construction defect claims, and the administration of such claims after the Company’s liquidation activities are completed.
The Company is currently unable to estimate whether all or a portion of the total costs will ultimately be borne by third parties (including the Company’s insurers). Any insurance recoveries will be recorded when they are deemed probable and estimable. Insurance reimbursements are included in cash, cash equivalents and short-term investments and have not been netted against accrued development costs.
See Note 12 for additional information.

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2025 and 2024 (Unaudited) (Continued)

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

The Forfeited Assets included in the Company’s March 31, 2025 (unaudited) and June 30, 2024 consolidated financial statements are as follows ($ in thousands):

	March 31, 2025	June 30, 2024

Restricted cash (Note 3)	$26	$4,125
Other assets (Note 4)	-	58
Account payable and accrued liabilities	(6)	-
Distributions payable	(20)	-
Accrued liquidation costs - primarily legal and professional fees	-	(73)
Net assets in liquidation - restricted for Qualifying Victims	$-	$4,110

Because of the requirement to distribute the net sale proceeds of the Forfeited Assets to Qualifying Victims only, the Forfeited Assets are presented in the consolidated statement of net assets in liquidation as Restricted for Qualifying Victims.

As of March 31, 2025, the Trust has completed its activities related to the liquidation of the Forfeited Assets.

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2025 and 2024 (Unaudited) (Continued)

7)      Net Change in Assets and Liabilities

Restricted for Qualifying Victims:

The following provides details of the change in the carrying value of assets and liabilities, net (Restricted for Qualifying Victims) during the three months ended March 31, 2025 (unaudited) ($ in thousands):

	Cash	Remeasure-
	Activities	ment	Total

Cash, cash equivalents and short-term investments	$-	$-	$-
Restricted cash	(11)	-	(11)
Other assets	-	-	-
Total assets	$(11)	$-	$(11)

Accounts payable and accrued liabilities	$-	$6	$6
Accrued liquidation costs	(11)	(6)	(17)
Total liabilities	$(11)	$-	$(11)

Change in carrying value of assets and liabilities, net	$-	$-	$-

There were no distributions declared or reversed (Restricted for Qualifying Victims) during the three months ended March 31, 2025.

There was no change in distributions payable relating to Qualifying Victims during the three months ended March 31, 2025.

The following provides details of the change in the carrying value of assets and liabilities, net (Restricted for Qualifying Victims) during the three months ended March 31, 2024 (unaudited) ($ in thousands):

	Cash	Remeasure-
	Activities	ment	Total

Cash, cash equivalents and short-term investments	$-	$-	$-
Restricted cash	595	-	595
Other assets	(38)	84	46
Total assets	$557	$84	$641

Accounts payable and accrued liabilities	$-	$-	$-
Accrued liquidation costs	(6)	-	(6)
Total liabilities	$(6)	$-	$(6)

Change in carrying value of assets and liabilities, net	$563	$84	$647

There were no distributions declared or reversed (Restricted for Qualifying Victims) during the three months ended March 31, 2024.

There was no change in distributions payable relating to Qualifying Victims during the three months ended March 31, 2024.

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2025 and 2024 (Unaudited) (Continued)

The following provides details of the change in the carrying value of assets and liabilities, net (Restricted for Qualifying Victims) during the nine months ended March 31, 2025 (unaudited) ($ in thousands):

	Cash	Remeasure-
	Activities	ment	Total

Cash, cash equivalents and short-term investments	$-	$-	$-
Restricted cash	34	-	34
Other assets	(91)	33	(58)
Total assets	$(57)	$33	$(24)

Accounts payable and accrued liabilities	$-	$6	$6
Accrued liquidation costs	(58)	(15)	(73)
Total liabilities	$(58)	$(9)	$(67)

Change in carrying value of assets and liabilities, net	$1	$42	$43

The following provides details of the distributions (declared) reversed, net (Restricted for Qualifying Victims) during the nine months ended March 31, 2025 (unaudited) ($ in thousands):

Distributions declared	$(4,153)
Distributions reversed	-
Distributions (declared) reversed, net	$(4,153)

Distributions payable related to Qualifying Victims increased by approximately $20,000 during the nine months ended March 31, 2025.

The following provides details of the change in the carrying value of assets and liabilities, net (Restricted for Qualifying Victims) during the nine months ended March 31, 2024 (unaudited) ($ in thousands):

	Cash	Remeasure-
	Activities	ment	Total

Cash, cash equivalents and short-term investments	$-	$-	$-
Restricted cash	701	-	701
Other assets	(146)	121	(25)
Total assets	$555	$121	$676

Accounts payable and accrued liabilities	$-	$-	$-
Accrued liquidation costs	(21)	-	(21)
Total liabilities	$(21)	$-	$(21)

Change in carrying value of assets and liabilities, net	$576	$121	$697

There were no distributions declared or reversed (Restricted for Qualifying Victims) during the nine months ended March 31, 2024.

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2025 and 2024 (Unaudited) (Continued)

There was no change in distributions payable relating to Qualifying Victims during the nine months ended March 31, 2024.

All Interestholders

The following provides details of the change in the carrying value of assets and liabilities, net (All Interestholders) during the three months ended March 31, 2025 (unaudited) ($ in thousands):

	Cash	Remeasure-
	Activities	ment	Total

Cash, cash equivalents and short-term investments	$3,134	$-	$3,134
Restricted cash	(1)	-	(1)
Other assets	(4,838)	347	(4,491)
Total assets	$(1,705)	$347	$(1,358)

Accounts payable and accrued liabilities	$(49)	$5	$(44)
Accrued liquidation costs	(1,708)	836	(872)
Total liabilities	$(1,757)	$841	$(916)

Change in carrying value of assets and liabilities, net	$52	$(494)	$(442)

The following provides details of the distributions (declared) reversed, net (All Interestholders) during the three months ended March 31, 2025 (unaudited) ($ in thousands):

Distributions declared	$-
Distributions reversed	50
Distributions (declared) reversed, net	$50

Distributions payable relating to All Interestholders decreased by approximately $50,000 during the three months ended March 31, 2025.

The following provides details of the change in the carrying value of assets and liabilities, net (All Interestholders) during the three months ended March 31, 2024 (unaudited) ($ in thousands):

	Cash	Remeasure-
	Activities	ment	Total

Cash, cash equivalents and short-term investments	$1,786	$-	$1,786
Restricted cash	(1)	-	(1)
Other assets	(3,963)	4,560	597
Total assets	$(2,178)	$4,560	$2,382

Accounts payable and accrued liabilities	$(260)	$246	$(14)
Accrued liquidation costs	(1,920)	(87)	(2,007)
Total liabilities	$(2,180)	$159	$(2,021)

Change in carrying value of assets and liabilities, net	$2	$4,401	$4,403

There were no distributions declared or reversed during the three months ended March 31, 2024.

Distributions payable relating to All Interestholders decreased by approximately $5,000 during the three months ended March 31, 2024.

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2025 and 2024 (Unaudited) (Continued)

The following provides details of the change in the carrying value of assets and liabilities, net (All Interestholders) during the nine months ended March 31, 2025 (unaudited) ($ in thousands):

	Cash	Remeasure-
	Activities	ment	Total

Cash, cash equivalents and short-term investments	$4,646	$-	$4,646
Restricted cash	(1)	-	(1)
Other assets	(9,655)	9,662	7
Total assets	$(5,010)	$9,662	$4,652

Accounts payable and accrued liabilities	$(310)	$319	$9
Accrued liquidation costs	(5,434)	2,689	(2,745)
Total liabilities	$(5,744)	$3,008	$(2,736)

Change in carrying value of assets and liabilities, net	$734	$6,654	$7,388

The following provides details of the distributions (declared) reversed, net (All Interestholders) during the nine months ended March 31, 2025 (unaudited) ($ in thousands):

Distributions declared	$-
Distributions reversed	69
Distributions declared, net	$69

Distributions payable relating to All Interestholders decreased by approximately $69,000 during the nine months ended March 31, 2025.

The following provides details of the change in the carrying value of assets and liabilities, net (All Interestholders) during the nine months ended March 31, 2024 (unaudited) ($ in thousands):

	Cash	Remeasure-
	Activities	ment	Total

Cash, cash equivalents and short-term investments	$31,728	$-	$31,728
Restricted cash	8	-	8
Other assets	(39,948)	39,686	(262)
Total assets	$(8,212)	$39,686	$31,474

Accounts payable and accrued liabilities	$(2,752)	$2,735	$(17)
Accrued liquidation costs	(5,479)	(56)	(5,535)
Total liabilities	$(8,231)	$2,679	$(5,552)

Change in carrying value of assets and liabilities, net	$19	$37,007	$37,026

The following provides details of the distributions (declared) reversed, net (All Interestholders) during the nine months ended March 31, 2024 (unaudited) ($ in thousands):

Distributions declared	$-
Distributions reversed	373
Distributions (declared) reversed, net	$373

Distributions payable relating to All Interestholders decreased by approximately $394,000 during the nine months ended March 31, 2024.

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2025 and 2024 (Unaudited) (Continued)

8)       Liquidation Trust Interests

The following table summarizes the Liquidation Trust Interests (rounded) for the nine months ended March 31, 2025 and 2024 (unaudited):

	For the Nine Months Ended March 31,
	2025		2024
Liquidation Trust Interests	Class A	Class B	Class A	Class B

Outstanding at beginning of period	11,516,474	675,951	11,515,800	675,617
Allowed claims	-	-	84	-
5% enhancement for certain allowed claims	-	-	-	-
Settlement of claims by cancelling Liquidation
Trust Interests	(667)	-	(1,222)	-
Outstanding at end of period	11,515,807	675,951	11,514,662	675,617

At the Plan Effective Date, certain claims were disputed. As those disputed claims are resolved, additional Class A Interests and (if applicable) Class B Interests are issued on account of allowed claims and no Class A Interests or Class B Interests are issued on account of disallowed claims. The following table summarizes the unresolved claims against the Debtors as they relate to Liquidation Trust Interests (rounded) for the nine months ended March 31, 2025 and 2024 (unaudited):

	For the Nine Months Ended March 31,
	2025		2024
Liquidation Trust Interests	Class A	Class B	Class A	Class B

Reserved for unresolved claims at beginning of period	2,078	-	13,875	333
Allowed claims	-	-	(84)	-
5% enhancement for certain allowed claims	-	-	-	-
Disallowed claims	(1,353)	-	(9,000)	-
Reserved for unresolved claims at end of period	725	-	4,791	333

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

On August 3, 2023, the Supervisory Board, at the recommendation of the Liquidation Trustee, suspended the making of additional Trust distributions to Interestholders, pending the result of the investigation of a construction defect claim asserted against the Development Entity by the buyer of a single-family home sold by the Development Entity. Holders of Liquidation Trust Interests are advised that the Company has liquidated substantially all of its real estate assets and resolved nearly all of its Causes of Action, and given the pending construction defect claim, the Trust is unable to estimate the timing and amount of future distributions to Interestholders, if any (see Notes 5 and 12 for additional information).

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2025 and 2024 (Unaudited) (Continued)

There were no distributions to Interestholders declared during the three and nine months ended March 31, 2025 or 2024. There was a distribution declared and paid to Qualifying Victims in respect of Forfeited Assets during the nine months ended March 31, 2025 (see Note 6 for additional information).

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

During the three months ended March 31, 2024, as (a) claims were resolved, (b) claims were recently allowed, (c) addresses for holders of uncashed distribution checks were obtained, (d) pending avoidance actions were resolved and (e) further beneficiary information was received, distributions of approximately $5,000 were paid to holders of Class A Interests from the restricted cash account and distributions payable were reduced by the same amount. During the three months ended March 31, 2025, no amounts were paid to holders of Class A Interests. During the nine months ended March 31, 2025 and 2024, distributions of approximately $70,000 and $20,000, respectively, were paid to holders of Class A Interests from the restricted cash account and distributions payable were reduced by the same amounts.

During the three months ended March 31, 2025, distributions payable to holders of Class A Interests of approximately $50,000 were released from the restricted cash account, and distributions payable to holders of Class A Interests were reduced by the same amount related to claims disallowed. During the three months ended March 31, 2024, no distributions payable to holders of Class A Interests were released from the restricted cash account, and distributions payable to holders of Class A Interests was unchanged. During the nine months ended March 31, 2025 and 2024, distributions payable to holders of Class A Interests of approximately $69,000 and $373,000, respectively, were released from the restricted cash account and distributions payable were reduced by the same amounts related to cancelled Class A Interest or claims disallowed.

10)      Related Party Transactions

The Liquidation Trustee of the Trust is entitled to receive 5% of the total gross amount recovered by the Trust from the pursuit of the Causes of Action. During the three months ended March 31, 2025 and 2024, approximately $5,000 and $246,000, respectively, and during the nine months ended March 31, 2025 and 2024, approximately $267,000 and $2,730,000, respectively, were accrued as amounts due to the Liquidation Trustee. As of March 31, 2025 and June 30, 2024, approximately $27,000 and $18,000, respectively, were payable to the Liquidation Trustee. These amounts are included in accounts payable and accrued liabilities in the accompanying consolidated statements of net assets in liquidation. During the three months ended March 31, 2024, approximately $261,000 and during the nine months ended March 31, 2025 and 2024, approximately $257,000 and $2,748,000, respectively, were paid to the Liquidation Trustee. During the three months ended March 31, 2025, no amounts were paid to the Liquidation Trustee.

In November 2019, the Trust entered into an arrangement with Akerman LLP, a law firm based in Miami, Florida, of which the Liquidation Trustee is a partner, for the provision, at the option of the Trust on an as-needed basis, of e-discovery and related litigation support services in connection with the Trust’s prosecution of the Causes of Action. Under the arrangement, the Trust is charged for the services at scheduled rates per task which, depending on the specific task, include flat rates, rates based on volume of data processed, rates based on the number of data users, the hourly rates of Akerman LLP personnel, or other rates. During the three and nine months ended March 31, 2024, approximately $90,000 and $302,000, respectively, were paid related to these services. No amounts were paid relating to these services during the three and nine months ended March 31, 2025. There are no outstanding payables to Akerman LLP as of March 31, 2025 and June 30, 2024. See Note 13 for additional information.

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2025 and 2024 (Unaudited) (Continued)

11)      Causes of Action

One of the Trust’s liquidation activities is to litigate and/or settle Causes of Action. The main areas of litigation have involved actions against Comerica Bank, nine law firms and 10 individual attorneys. As of March 31, 2025, all of these cases had been settled or dismissed. During the three months ended March 31, 2025, no cases against law firms and individual attorneys were settled. During the three months ended March 31, 2024, the case against one law firm and one individual attorney was settled. During the nine months ended March 31, 2025, the remaining case against one law firm and one individual attorney was settled. During the nine months ended March 31, 2024, the cases against four law firms and four individual attorneys were settled. The Company recognizes recoveries from settlements when an agreement is executed, final court approval is received (if required), and collectability is reasonably assured.

The Trust has also filed numerous avoidance actions, most of which have been resolved, resulting in settlement recoveries by or judgments in favor of the Trust. As of March 31, 2025, 15 legal actions remain pending. Additionally, since February 15, 2019 and as of March 31, 2025, the Trust has obtained default and stipulated judgments related to certain avoidance actions. It is unknown at this time how much, or if anything, will ultimately be collected on the judgments. Therefore, the Company does not recognize any recoveries from these judgments until collectability is reasonably assured. See Note 13 for additional information.

During the three months ended March 31, 2025 and 2024, the Company recorded approximately $105,000 and $3,328,000, respectively, and during the nine months ended March 31, 2025 and 2024, the Company recorded approximately $3,655,000 and $37,838,000, respectively, from the settlement of Causes of Action. The Company also recorded liabilities of 5% of the settlements as amounts payable to the Liquidation Trustee and an allowance for uncollectible settlement installment receivables. See Note 4 for additional information about the settlement receivables, net as of March 31, 2025 and June 30, 2024.

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

In June 2023, the owner of a single-family home sold by the Development Entity asserted a construction defect claim against the Development Entity. The claim currently alleges soils-related damage to retaining walls, the pool, and indoor and outdoor flooring, among other things, and other damage resulting from water leaks. The Development Entity’s engineering consultants are in the process of completing a multi-phase repair plan to address the situation. The initial phase will include the repair and remediation of a retaining wall. On August 7, 2024, the Development Entity submitted a building permit application to the Los Angeles Department of Building and Safety (“LADBS”) for the retaining wall repair. The Development Entity has since responded to multiple rounds of follow-up requests from LADBS, which required, among other things, the submission of additional engineering studies to LADBS and revisions to the documents initially submitted to LADBS. As of March 31, 2025, the construction permit required to commence repairs for the initial phase of repair had not been issued. Once the permit is issued, the Development Entity will proceed with the initial repair phase. Following the initial repair phase, additional phases of repair and monitoring will be necessary to address other site conditions. The Development Entity has started evaluating the subsequent repairs, including performing engineering studies and site analyses, the results of which are expected to help define the scope of work after the initial wall repair is completed. At this time, the scope of work, timing and cost for the additional phases of repair are not estimable.

In February 2025, the Development Entity was made aware of potential damage resulting from water leaks and seepage at the property. In response, the Development Entity retained additional consultants to assist with the evaluation of the causes of the situation and to determine appropriate remediation measures. In addition, in March 2025, the Development Entity was informed that another glass pane had broken at the property due to ground shifting. Until the initial repair and monitoring activities are completed, the Development Entity is unable to determine whether the recent damages resulted from the same underlying issues currently being addressed.

The amount of the Development Entity’s ultimate exposure for the construction defect claim is currently unknown and may be materially in excess of the amount that has been accrued as of March 31, 2025 in the Company’s consolidated financial statements (see Note 5 for additional information). The Company also believes that all or a portion of these costs may ultimately be borne by third parties, including the Development Entity’s insurers, as described further below.

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2025 and 2024 (Unaudited) (Continued)

The Development Entity purchased primary and excess coverage insurance policies covering certain risks arising out of the Development Entity’s development of the single-family home which is the subject of the construction defect claim. The Development Entity tendered the claim to its primary insurer on June 28, 2023. The insurer that issued the primary and first-layer excess coverage has agreed to defend the Development Entity subject to a reservation of rights. To date this insurer has reimbursed the Development Entity approximately $729,000 relating to some, but not all of the out-of-pocket costs incurred by the Development Entity which it asserts are covered by the primary policy, and this insurer has advanced approximately $4,100,000 to the Development Entity for the estimated cost of the initial repair phase. Insurer advanced funds are included in cash, cash equivalents and short-term investments. The Development Entity has approximately $1,000,000 of remaining coverage with its first-layer excess insurer and will seek coverage from the second-layer excess insurance if the first-layer coverage is exhausted.

Prior to the receipt of any reimbursements and advance payments, on August 9, 2024, the Development Entity filed a lawsuit against its primary and excess insurers demanding that they defend and indemnify it against the construction defect claim. The lawsuit seeks, among other relief, damages from the primary insurer for amounts the Development Entity has incurred, and may incur, in connection with the investigation and repair of the construction defect claim, as well as declaratory relief against both the primary and excess insurers. On August 20, 2024, the lawsuit against the insurers was stayed until October 21, 2024. On October 15, 2024, the Development Entity agreed to extend the stay by an additional three months, until January 29, 2025, during which time the parties agreed to seek informal resolution of the dispute. On October 24, 2024, the Development Entity dismissed its claim against the excess insurance carrier without prejudice and subject to a tolling agreement. On January 27, 2025, the primary insurer approved coverage for the initial repair phase. The case against the primary insurer is currently stayed until July 30, 2025, with a case management conference scheduled for the same day.

Additionally, on May 28, 2024, the Development Entity filed a lawsuit against 13 different parties, including the prior owner, contractors, including G3, and other professionals involved in the development of the site and the construction of the home. G3 is a construction firm specializing in the development of high-end luxury residences. G3 is owned by Terry Goebel, who was a member of the Supervisory Board until his resignation on March 5, 2024, and his son Terry Goebel. The lawsuit seeks, among other relief, contribution from these parties for the costs that the Development Entity has incurred, and may incur, in connection with the investigation and repair of the construction defect claim. Based on further investigation after filing of the complaint, the Development Entity dismissed three defendants without prejudice. A mediation was held on February 20, 2025. The parties agreed to allow each other time to gather and exchange information, as needed. A subsequent mediation date has not been scheduled. This litigation is in its preliminary stages, and the Company cannot predict whether the Development Entity will be successful in recovering the costs incurred to date and further costs incurred to address the construction defect claim from these parties.

In July 2024, the Liquidation Trustee received two summonses which named a Debtor as a defendant. Both complaints relate to delinquent real estate taxes on properties located in the state of Ohio that serve as collateral for a loan that is owned by a Wind-Down Subsidiary. In August 2024, the Company responded to both complaints. The owner of the properties had a forbearance agreement with the Lucas County Treasurer relating to the delinquent real estate taxes. The forbearance agreement expired on January 31, 2025. An Order of Sale was entered on February 13, 2025 by the Lucas County Common Pleas Court and a tax foreclosure sale was scheduled for April 10, 2025. See Note 13 for additional information.

The Company is not presently the defendant in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company other than as described herein.

13)      Subsequent Events

The Company evaluates subsequent events up until the date the unaudited consolidated financial statements are issued.

Construction Defect Claim

On April 21, 2025, the initial case management conference scheduled for April 29, 2025 was continued for another 90 days until July 30, 2025.

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 1.  Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2025 and 2024 (Unaudited) (Continued)

Causes of Action

During the period from April 1, 2025 through May 14, 2025, the Trust recorded approximately $76,000 from the settlement of Causes of Action. Approximately $21,000 of this amount was from the collection of a default judgment which is net of a 30% commission. The Company recorded approximately $4,000 as the amount due to the Liquidation Trustee on account of such settlements.

Secured Note Receivable

On May 13, 2025, the Company received approximately $298,000 representing the payoff of the secured note receivable plus default interest.

Complaints Related to Delinquent Real Estate Taxes

On April 29, 2025, the court issued an Amended Consent Judgment Entry of Foreclosure that authorized the Company, in the event that the secured loan is not paid in full by May 15, 2025, to initiate a commercial foreclosure sale of the Ohio properties that serve as collateral for such loan. As a result of the payoff of the secured loan, the Company is in the process of requesting the dismissal of the pending lawsuit.

Liquidation Trust Interests

The following table summarizes the Liquidation Trust Interests (rounded) for the period from April 1, 2025 through May 14, 2025:

Liquidation Trust Interests	Class A	Class B

Outstanding at April 1, 2025	11,515,807	675,951
Allowed claims	-	-
Settlement of claims by cancelling
Liquidation Trust Interests	-	-
Outstanding at May 14, 2025	11,515,807	675,951

The following table summarizes the unresolved claims against the Debtors as they relate to Liquidation Trust Interest (rounded) for the period from April 1, 2025 through May 14, 2025:

Liquidation Trust Interests	Class A	Class B

Outstanding at April 1, 2025	725	-
Allowed claims	-	-
Disallowed claims	-	-
Outstanding at May 14, 2025	725	-

Related Party Transactions

On May 12, 2025, the Company entered into an arrangement with Akerman LLP for the provision of legal services related to the Trust requesting a private letter ruling from the U.S. Internal Revenue Service concerning the Trust’s status as a liquidating trust under §301.7701.4(d) of the U.S. Treasury Regulations, which could be needed if the Trust requests an extension of the termination date.

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

As of March 31, 2025, the number of Liquidation Trust Interests outstanding in each class is as follows:

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

Since the Plan Effective Date through March 31, 2025, the Wind-Down Subsidiaries have disposed of approximately 149 properties for aggregate net sales proceeds of approximately $576.50 million. As of March 31, 2025, the Company owned two real estate assets with a net carrying value of approximately $0.48 million. Given the significantly smaller inventory of remaining real estate assets when compared to the inventory as of the Plan Effective Date, the amount of net proceeds from the sale of real estate assets in the future will be negligible as compared to the amount realized from the Plan Effective Date through March 31, 2025. The Company currently expects to complete its liquidation activities during the fiscal year ending June 30, 2026.

Discussion of the Company’s Operations

For the three months ended March 31, 2025

The following is a summary of the Consolidated Statement of Changes in Net Assets in Liquidation for the three months ended March 31, 2025 ($ in thousands):

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	Restricted for	All
	Qualifying Victims	Interestholders	Total

Net assets in liquidation as of beginning of period	$-	$43,608	$43,608

Change in assets and liabilities:
Restricted for Qualifying Victims :
Change in carrying value of assets and liabilities, net	-	-	-
Distributions (declared) reversed, net	-	-	-
Net change in assets and liabilities	-	-	-

All Interestholders:
Change in carrying value of assets and liabilities, net	-	(442)	(442)
Distributions (declared) reversed, net	-	50	50
Net change in assets and liabilities	-	(392)	(392)

Net assets in liquidation, as of end of period	$-	$43,216	$43,216

Net assets in liquidation – Restricted for Qualifying Victims did not change during the three months ended March 31, 2025. As of March 31, 2025, the Trust has completed its activities related to the liquidation of the Forfeited Assets.

Net assets in liquidation – All Interestholders decreased by approximately $0.39 million during the three months ended March 31, 2025. This decrease was due to a decrease in the net carrying value of assets and liabilities of approximately $0.44 million and an increase from distributions (declared) reversed, net of approximately of $0.05.

The components of the changes in the carrying value of assets and liabilities, net are as follows ($ in thousands):

	Restricted for	All
	Qualifying Victims	Interestholders	Total

Settlement recoveries, net (1)	$-	$100	$100
Remeasurement of assets and liabilities, net	-	(546)	(546)
Other	-	4	4

Change in carrying value of assets and liabilities, net	$-	$(442)	$(442)

(1) Net of 5% payable to the Liquidation Trustee of approximately $5,000.

During the three months ended March 31, 2025, the Company:

•
Reversed distributions payable of approximately $0.05 million relating to disallowed claims.
•
Recorded approximately $0.10 million from the settlement of Causes of Action, net of 5% payable to the Liquidation Trustee.
•
Paid development costs of approximately $0.42 million.
•
Paid general and administrative costs of approximately $1.35 million, including approximately $0.07 million of board member fees and expenses, approximately $0.76 million of payroll and other general and administrative costs, approximately $0.52 million of professional fees.

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

For the three months ended March 31, 2024

The following is a summary of the Consolidated Statement of Changes in Net Assets in Liquidation for the three months ended March 31, 2024 ($ in thousands):

	Restricted for	All
	Qualifying Victims	Interestholders	Total

Net assets in liquidation as of beginning of period	$3,541	$36,278	$39,819

Change in assets and liabilities:
Restricted for Qualifying Victims :
Change in carrying value of assets and liabilities, net	647	-	647
Distributions (declared) reversed, net	-	-	-
Net change in assets and liabilities	647	-	647

All Interestholders:
Change in carrying value of assets and liabilities, net	-	4,403	4,403
Distributions (declared) reversed, net	-	-	-
Net change in assets and liabilities	-	4,403	4,403

Net assets in liquidation, as of end of period	$4,188	$40,681	$44,869

Net assets in liquidation – Restricted for Qualifying Victims increased by approximately $0.65 million during the three months ended March 31, 2024.

Net assets in liquidation – All Interestholders increased approximately $4.40 million during the three months ended March 31, 2024. This increase was due to an increase in the net carrying value of assets and liabilities of approximately $4.40 million.

The components of the change in the carrying value of assets and liabilities, net are as follows ($ in thousands):

	Restricted for	All
	Qualifying Victims	Interestholders	Total

Settlement recoveries (1)	$-	$3,004	$3,004
Remeasurement of assets and liabilities, net	647	1,424	2,071
Other	-	(25)	(25)

Change in carrying value of assets and liabilities, net	$647	$4,403	$5,050

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
•
Received net proceeds from the sale of Forfeited assets of approximately $5 thousand.
•
Recorded approximately $3.33 million for the settlement of Causes of Action, net of 5% payable to the Liquidation Trustee.
•
Paid development costs of approximately $0.36 million.
•
Paid general and administrative costs of approximately $1.83 million, including approximately $0.07 million of board member fees and expenses, approximately $0.76 million of payroll and other general and administrative costs, approximately $0.74 million of professional fees and approximately $0.26 million to the Liquidation Trustee.

For the nine months ended March 31, 2025

The following is a summary of the Consolidated Statement of Changes in Net Assets in Liquidation for the nine months ended March 31, 2025 ($ in thousands):

	Restricted for	All
	Qualifying Victims	Interestholders	Total

Net assets in liquidation as of beginning of period	$4,110	$35,759	$39,869

Change in assets and liabilities:
Restricted for Qualifying Victims :
Change in carrying value of assets and liabilities, net	43	-	43
Distributions (declared) reversed, net	(4,153)	-	(4,153)
Net change in assets and liabilities	(4,110)	-	(4,110)

All Interestholders:
Change in carrying value of assets and liabilities, net	-	7,388	7,388
Distributions (declared) reversed, net	-	69	69
Net change in assets and liabilities	-	7,457	7,457

Net assets in liquidation, as of end of period	$-	$43,216	$43,216

Net assets in liquidation – Restricted for Qualifying Victims decreased by approximately $4.11 million during the nine months ended March 31, 2025. This decrease was due to an increase in the net carrying value of assets and liabilities of approximately $0.04 million and distributions declared of approximately $4.15 million. As of March 31, 2025, the Trust has completed its activities related to the liquidation of the Forfeited Assets.

Net assets in liquidation – All Interestholders increased by approximately $7.46 million during the nine months ended March 31, 2025. This increase was due to an increase in the net carrying value of assets and liabilities of approximately $7.39 million and an increase from distributions (declared) reversed, net of approximately $0.07 million.

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The components of the changes in the carrying value of assets and liabilities, net are as follows ($ in thousands):

	Restricted for	All
	Qualifying Victims	Interestholders	Total

Remeasurement of assets and liabilities, net (1)	$41	$3,463	$3,504
Settlement recoveries (2)	-	3,388	3,388
Sales proceeds in excess of carrying value	2	-	2
Other (3)	-	537	537

Change in carrying value of assets and liabilities, net	$43	$7,388	$7,431

(1)  Includes insurance recovery of approximately $4.32 million.

(2)  Net of 5% payable to the Liquidation Trustee of approximately $267,000.

(3)  The components of Other are as follows:

Insurance reimbursements	$509
Miscellaneous	28
Total	$537

During the nine months ended March 31, 2025, the Company:

•
Received net proceeds from the sale of Forfeited Assets of approximately $0.02 million.
•
Distributed net sales proceeds of Forfeited Assets of approximately $4.15 million to Qualifying Victims.
•      Reversed distributions payable of approximately $0.07 million relating to disallowed claims or Class A Interests being cancelled.
•
Recognized a loss recovery of approximately $4.32 million from its insurance carrier relating to the initial repair of the construction defect.
•
Recorded approximately $3.65 million from the settlement of Causes of Action, net of 5% payable to the Liquidation Trustee.
•
Paid development costs of approximately $1.16 million.
•
Paid general and administrative costs of approximately $4.62 million, including approximately $0.22 million of board member fees and expenses, approximately $1.41 million of payroll and other general and administrative costs, approximately $2.73 million of professional fees and approximately $0.26 million to the Liquidation Trustee.

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

For the nine months ended March 31, 2024

The following is a summary of the Consolidated Statement of Changes in Net Assets in Liquidation for the nine months ended March 31, 2024 ($ in thousands):

	Restricted for	All
	Qualifying Victims	Interestholders	Total

Net assets in liquidation as of beginning of period	$3,491	$3,282	$6,773

Change in assets and liabilities:
Restricted for Qualifying Victims:
Change in carrying value of assets and liabilities, net	697	-	697
Distributions (declared) reversed, net	-	-	-
Net change in assets and liabilities	697	-	697

All Interestholders:
Change in carrying value of assets and liabilities, net	-	37,026	37,026
Distributions (declared) reversed, net	-	373	373
Net change in assets and liabilities	-	37,399	37,399

Net assets in liquidation, as of end of period	$4,188	$40,681	$44,869

Net assets in liquidation – Restricted for Qualifying Victims increased by approximately $0.70 million during the nine months ended March 31, 2024.

Net assets in liquidation – All Interestholders increased approximately $37.40 million during the nine months ended March 31, 2024. This increase was due to an increase in the net carrying value of assets and liabilities of approximately $37.03 million and an increase from distributions (declared) reversed, net of approximately $0.37 million from Class A Interests being cancelled.

The components of the change in the carrying value of assets and liabilities, net are as follows ($ in thousands):

	Restricted for	All
	Qualifying Victims	Interestholders	Total

Settlement recoveries (1)	$-	$35,030	$35,030
Remeasurement of assets and liabilities, net	685	1,979	2,664
Sales proceeds in excess of carrying value	12	25	37
Other	-	(8)	(8)

Change in carrying value of assets and liabilities, net	$697	$37,026	$37,723

(1)       Net of 5% payable to the Liquidation Trustee of approximately $2,730,000 and an increase in the allowance for uncollectible installment receivables of approximately $78,000 during the nine months ended March 31, 2024.

During the nine months ended March 31, 2024, the Company:

•      Received additional Forfeited Assets of approximately $0.56 million from the DOJ.
•      Recorded net proceeds from the sale of Forfeited Assets of approximately $0.06 million.
•      Reversed distributions payable of approximately $0.37 million relating to disallowed claims or Class A Interest being cancelled.
•      Received net proceeds of approximately $0.50 million from the sale of the Hawaii property.
•      Recorded approximately $37.84 million for the settlement of Causes of Action, net of 5% payable to the Liquidation Trustee.
•      Paid development costs of approximately $0.49 million and received bond refunds of approximately $0.17 million
•      Paid general and administrative costs of approximately $7.94 million, including approximately $0.20 million of board member fees and expenses, approximately $1.53 million of payroll and other general and administrative costs, approximately $3.46 million of professional fees and approximately $2.75 million to the Liquidation Trustee.

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

Capital Resources

In addition to cash, cash equivalents, short-term investments and restricted cash as of March 31, 2025 of approximately $61.40 million (of which approximately $0.67 million is restricted), the capital resources available to the Company are as follows:

•
Interest Earnings: During the nine months ended March 31, 2025, the Company recorded interest earnings of approximately $1.86 million. At March 31, 2025, the Company had approximately $1.76 million of accrued interest recorded. The Company expects to receive approximately $0.50 million of this accrued interest during the remainder of the year ending June 30, 2025.

•
Proceeds from Real Estate Transactions: As of March 31, 2025, the Company owned two real estate assets with an estimated carrying value of approximately $0.48 million. Based on the remaining real estate assets of the Company, future net proceeds will be negligible as compared to the proceeds the Company has realized in prior periods.

•
Causes of Action Recoveries: During the nine months ended March 31, 2025, the Company recognized approximately $3.65 million from the settlement of Causes of Action. Based on the limited remaining Causes of Action, future recoveries will be negligible as compared to the recoveries the Company has realized in prior periods.

Uses of Liquidity

The primary uses of the Company’s liquidity are to pay distributions payable, operating costs, including costs related to construction defect claim(s). As of March 31, 2025, the Company’s total liabilities were approximately $20.59 million. The total liabilities recorded as of March 31, 2025 may not be indicative of the Company's future cash needs, which may vary materially from the current estimate.

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

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Distributions

On August 3, 2023, the Supervisory Board, at the recommendation of the Liquidation Trustee, suspended the making of additional Trust distributions to Interestholders, pending the result of the investigation of a construction defect claim asserted against the Development Entity by the buyer of a single-family home sold by the Development Entity. Holders of Liquidation Trust Interests are advised that the Company has liquidated substantially all of its real estate assets and resolved nearly all of its Causes of Action, and given the pending construction defect claim, the Trust is unable to estimate the timing and amount of future distributions to Interestholders, if any (see Notes 5 and 12 to the Consolidated Financial Statements for additional information).

On December 17, 2024, the Company distributed net sales proceeds of Forfeited Assets of approximately $4.15 million to Qualifying Victims.

As of May 14, 2025, the Liquidation Trustee has declared eleven (11) distributions to the Class A Interestholders. The distributions include a cash distribution on account of the then-allowed claims and a deposit into a restricted cash account for amounts that are or may become payable (a) in respect of Class A Interests that may be issued in the future upon the allowance of unresolved bankruptcy claims, (b) in respect of Class A Interests on account of recently allowed claims, (c) for holders of Class A Interests who failed to cash distribution checks mailed in respect of prior distributions, (d) for distributions that were withheld due to pending avoidance actions and (e) for holders of Class A Interests for which the Trust is waiting for further beneficiary information.

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

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table summarizes the distributions declared to Interestholders1, distributions paid and the activity in the restricted cash account for the periods from February 15, 2019 (inception) through March 31, 2025 and from February 15, 2019 (inception) through May 14, 2025:

			During the Period from February 15, 2019 (inception) through March 31, 2025 ($ in Millions)			During the Period from February 15, 2019 (inception) through May 14, 2025 ($ in Millions)
	Date Declared	$ per Class A Interest	Total Declared	Paid	Restricted Cash Account	Total Declared	Paid	Restricted Cash Account

Distributions Declared
First	3/15/2019	$3.75	$44.70	$42.32	$2.38	$44.70	$42.32	2.38
Second	1/2/2020	4.50	53.44	51.20	2.24	53.44	51.20	2.24
Third	3/31/2020	2.12	25.00	24.19	0.81	25.00	24.19	0.81
Fourth	7/13/2020	2.56	29.97	29.24	0.73	29.97	29.24	0.73
Fifth	10/19/2020	2.56	29.96	29.21	0.75	29.96	29.21	0.75
Sixth	1/7/2021	4.28	50.01	48.67	1.34	50.01	48.67	1.34
Seventh (a)	5/13/2021	2.58	30.04	29.35	0.69	30.04	29.35	0.69
Eighth	10/8/2021	3.44	40.02	39.14	0.88	40.02	39.14	0.88
Ninth	2/4/2022	3.44	39.98	39.15	0.83	39.98	39.15	0.83
Tenth	6/15/2022	5.63	65.02	64.19	0.83	65.02	64.19	0.83
Eleventh	5/10/2023	2.18	25.02	24.90	0.12	25.02	24.90	0.12
Subtotal		$37.04	$433.16	$421.56	$11.60	$433.16	$421.56	$11.60

Distributions Returned / (Reversed)
Disallowed/cancelled (b)					(6.73)			(6.73)
Returned (c)					0.74			0.74
Forfeited (d)					(1.15)			(1.15)
Subtotal					(7.14)			(7.14)

Distributions Paid from Reserve Account (e)					(3.82)			(3.82)

Distributions Payable, Net				as of 3/31/2025:	$0.64		as of 5/14/2025:	$0.64

(a)      The seventh distribution included the cash the Trust received from Fair Funds.
(b)      As a result of claims being disallowed or Class A Interests cancelled.
(c)      Distribution checks returned or not cashed.
(d)      Distributions forfeited as Interestholders did not cash checks that were over 180 days old.
(e)      Paid as claims are allowed or resolved’

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

Critical Accounting Policies and Practices

The Company’s consolidated financial statements are prepared in accordance with U.S. GAAP. The accounting policies and practices that the Company believes are the most critical are discussed below. These accounting policies and practices require management to make decisions on subjective and/or complex matters that may inherently be uncertain. Estimates are required to prepare the consolidated financial statements in conformity with U.S. GAAP. Significant estimates, judgments and assumptions are required in a number of areas, including, but not limited to, the date of the completion of the liquidation of the Company, general and administrative costs to be incurred until the completion of the liquidation activities of the Company, the cost of potential construction defect claims, estimated reserves for contingent liabilities, and the administration of such construction defect claims after the Company’s liquidation activities are completed. In many instances, changes in the accounting estimates are likely to occur from period to period. Actual results may differ from the estimates. The Company believes the current assumptions and other considerations used in preparing the consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in the Company’s consolidated financial statements, the resulting changes could have a material adverse effect on the Company’s net assets in liquidation.

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

The Company accrues expected interest earnings when it can reasonably estimate the amount to be received. The Company uses a forward yield curve to estimate the interest rates to be earned and its expected future cash balances to estimate the dollar amount that will earn interest through the currently expected Trust termination date of approximately March 31, 2026.

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

Accrued Liquidation Costs

The estimated costs associated with implementing and completing the Company’s plan of liquidation are recorded as accrued liquidation costs to the extent they are known and reasonably estimable. Upon the recognition of a loss contingency, the associated costs that are probable and estimable are recognized in accrued liquidation costs.

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

In connection with the preparation of our Form 10-Q, our management and the Liquidation Trustee assessed the effectiveness of our internal control over financial reporting as of March 31, 2025. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on its assessment, our management and the Liquidation Trustee believe that, as of March 31, 2025, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings

           Below are descriptions of pending litigation. In matters in which the Company is the plaintiff, the Company does not have the ability to estimate the ultimate recovery amount until they are settled, and in accordance with the Company’s accounting policy, no recoveries have been recorded in the Company’s consolidated financial statements for these legal proceedings, other than for settlements for which the Trust has entered into a signed settlement agreement and collectability is reasonably assured and insurance recoveries that are probable and reasonably estimable. In matters in which the Company is the defendant, the Company records a liability when a loss is probable, and the Company can reasonably estimate the amount of the loss.

Trust Litigation - Avoidance Actions

The Trust has pursued over 500 avoidance actions, many of which have been resolved. As of May 14, 2025, the Trust has entered into settlements in approximately 254 legal actions, with 13 actions still pending. In addition, as of May 14, 2025, the Trust has settled approximately 245 potential avoidance claims for which litigation was not filed. Since inception and as of May 14, 2025, the resolution of avoidance actions has resulted in aggregate settlements of approximately $22.89 million of cash payments made or due to the Trust and approximately $11.28 million in reductions of claims against the Trust. Additionally, as of May 14, 2025, the Trust has outstanding judgments of approximately $169.92 million, including default judgments of approximately $152.69 million and stipulated judgments of approximately $17.23 million. As of May 14, 2025, the Trust has collected approximately $0.03 million related to these judgments. It is unknown at this time how much of the remaining outstanding judgments, if any, will ultimately be collected on these judgments, as stipulated and default judgments are commonly obtained where the defendant has insufficient assets, if any, to satisfy a judgment.

The Trust is currently prosecuting 13 legal actions to recover preferential payments, fraudulent transfers, and other funds subject to recovery. These actions were filed in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”), are pending before the Honorable J. Kate Stickles, and generally fall into the following categories:

•
Preferential transfers and/or fraudulent transfers (Noteholders and Unitholders). 5 of the actions include claims arising under chapter 5 of the Bankruptcy Code and seek to avoid or recover payments made by the Debtors: (1) during the 90 days prior to the December 4, 2017 bankruptcy filing, including payments to former Noteholders and Unitholders; and/or (2) during the course of the Ponzi scheme (from July 2012 through the December 4, 2017 bankruptcy filing) for interest paid to former Noteholders and Unitholders.

•        Fraudulent transfers and fraud (against former agents). 8 of the actions, which arise under chapter 5 of the Bankruptcy Code and applicable state law governing fraudulent transfers, seek to avoid and recover payments made by the Debtors during the course of the Ponzi scheme (from July 2012 through the December 4, 2017 bankruptcy filing) for commissions to former agents, as well as for fraud, aiding and abetting fraud, and the unlicensed sale of securities asserted by the Trust based on claims contributed to the Trust by defrauded investors. These actions were filed by the Trust in the Bankruptcy Court between November 15, 2019 and December 4, 2019. Actions of this type are also being pursued by the SEC, and it is the Trust’s understanding that any recoveries obtained by the SEC will be transmitted to the Trust pursuant to a Fair Fund established by the SEC.

Wind-Down Group Litigation

As disclosed above, during the year ended June 30, 2023, a construction defect claim was asserted against the Development Entity by the buyer of a single-family home sold by the Development Entity. The Company believes that all or substantially all of the construction defect claim is largely attributable to work performed by third parties before the Development Entity acquired the property. The following is a summary of the two legal proceedings commenced by the Development Entity in connection with the construction defect claim:

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

•
On August 9, 2024, the Development Entity filed a lawsuit in Los Angeles Superior Court against its primary and excess insurers demanding that they defend and indemnify it against the construction defect claim. The lawsuit seeks, among other relief, damages from the primary insurer for amounts the Development Entity has incurred, and may incur, in connection with the investigation and repair of the construction defect claim, as well as declaratory relief against both the primary and excess insurers. The primary insurer has agreed to defend the Development Entity subject to a reservation of rights, but has not reimbursed the Development Entity for all of the out-of-pocket costs incurred to date, which the Development Entity asserts are covered by the primary policy. The Company and the primary insurer agreed to stay the litigation until January 29, 2025, during which time the parties agreed to seek informal resolution of the dispute. On October 24, 2024, the Development Entity dismissed its claim against the excess insurance carrier without prejudice and subject to a tolling agreement. On January 27, 2025, the primary insurer approved coverage for the initial repair phase. On January 29, 2025, the parties agreed to extend the stay by an additional three months until April 29, 2025 and a case management conference was scheduled for the same day. On April 21, 2025, the initial case management conference scheduled for April 29, 2025 was continued for another 90 days until July 30, 2025.

In addition, in early July 2024, the Liquidation Trustee received two summonses which named a Debtor as a defendant. Both complaints, filed in the Lucas County Prosecutors Office in the State of Ohio, relate to delinquent real estate taxes on properties that serve as collateral for a loan that is owned by a Wind-Down Subsidiary. In August 2024, the Company responded to both complaints. The owner of the properties, the borrower of the loan, had a forbearance agreement with the Lucas County Treasurer relating to the delinquent real estate taxes. The forbearance agreement expired on January 31, 2025. An Order of Sale was entered on February 13, 2025 by the Lucas County Common Pleas Court (the “Court”) and a tax foreclosure sale was scheduled for April 10, 2025. On April 8, 2025, the tax foreclosure sale scheduled for April 10, 2025 was cancelled. On April 29, 2025, the Court issued an Amended Consent Judgment Entry of Foreclosure that authorized the Wind-Down Subsidiary, in the event that its secured loan is not paid in full by May 15, 2025, to initiate a commercial foreclosure sale of the properties securing its loan. On May 13, 2025, the Company received approximately $298,000 representing the payoff of the secured note receivable plus default interest. As a result of the payoff of the secured loan, the Company is in the process of requesting the dismissal of the pending lawsuit.

PART II.  OTHER INFORMATION (CONTINUED)

Item 1A. Risk Factors

Please see the applicable risks in Item 1A of our Annual Report on Form 10-K filed with the SEC on September 27, 2024.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

In accordance with the Plan, all Liquidation Trust Interests have been issued without registration under the Securities Act. The Liquidation Trust Interests have been issued only to holders of allowed claims in Class 3, Class 4, and Class 5 under the Plan entirely in exchange for such claims. See “Item 1. Business - D. Plan Provisions Regarding the Company - 2. Treatment under the Plan of holders of claims against and equity interests in the Debtors” of our Annual Report on Form 10-K filed with the SEC on September 27, 2024. During the period from February 15, 2019 (inception) through March 31, 2025, the Trust has issued an aggregate of 11,544,753 Class A Interests and an aggregate of 678,123 Class B Interests. As of March 31, 2025, the Trust had 11,515,807 Class A Interests and 675,951 Class B Interests outstanding. All Liquidation Trust Interests were issued on the Plan Effective Date or from time to time thereafter as soon as practicable as and when claims in Class 3, Class 4 or Class 5 have become allowed.

During the three months ended March 31, 2025, the Trust did not issue any Liquidation Trust Interests.

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

Item 3.
Defaults upon Senior Securities

None.

Item 4.
Mine Safety Disclosures

None.

Item 5.
Other Information

None.

PART II.  OTHER INFORMATION (CONTINUED)
Item 6.  Exhibits

Exhibit Number and Description

2.1	First Amended Joint Chapter 11 Plan of Liquidation of Woodbridge Group of Companies, LLC and its Affiliated Debtors dated August 22, 2018, incorporated herein by reference to the Registration Statement on Form 10 filed by the Trust on October 25, 2019.

3.1	Certificate of Trust of Woodbridge Liquidation Trust dated February 14 and effective February 15, 2019, incorporated herein by reference to the Registration Statement on Form 10 filed by the Trust on October 25, 2019.

3.2	Liquidation Trust Agreement of Woodbridge Liquidation Trust dated February 15, 2019, as amended by Amendment No. 1 dated August 21, 2019 and Amendment No. 2 dated September 13, 2019, incorporated herein by reference to the Registration Statement on Form 10 filed by the Trust on October 25, 2019.

3.3	Amendment No. 3 to Liquidation Trust Agreement dated as of November 1, 2019, incorporated herein by reference to Amendment No. 1 to Registration Statement on Form 10 filed by the Trust on December 13, 2019.

3.4	Amendment No. 4 to Liquidation Trust Agreement dated as of February 5, 2020, incorporated herein by reference to the Current Report on Form 8-K filed by the Trust on February 6, 2020.

3.5	Amendment No. 5 to Liquidation Trust Agreement dated as of May 9, 2024, incorporated herein by reference to Form 10-Q filed by the Trust on May 13, 2024.

3.6	Amended and Restated Bylaws of Woodbridge Liquidation Trust effective August 21, 2019, incorporated herein by reference to the Registration Statement on Form 10 filed by the Trust on October 25, 2019.

10.1	Limited Liability Company Agreement of Woodbridge Wind-Down Entity LLC dated February 15, 2019, incorporated herein by reference to the Registration Statement on Form 10 filed by the Trust on October 25, 2019.

10.2	First Amendment to Limited Liability Agreement of Woodbridge Wind-Down Entity LLC dated November 30, 2022, incorporated herein by reference to the Current Report on Form 8-K filed by the Trust on December 1, 2022.

10.3	Second Amendment to Limited Liability Agreement of Woodbridge Wind-Down Entity LLC dated as of March 27, 2023, incorporated herein by reference to the Current Report on Form 8-K filed by the Trust on March 29, 2023.

10.4	Third Amendment to Limited Liability Agreement of Woodbridge Wind-Down Entity LLC dated as of April 28, 2023, incorporated herein by reference to the Current Report on Form 8-K filed by the Trust on May 1, 2023.

10.5	Indemnification Agreement dated November 12, 2019 between Woodbridge Wind-Down Entity LLC and Marion W. Fong, incorporated herein by reference to Amendment No. 1 to Registration Statement on Form 10 filed by the Trust on December 13, 2019.

10.6	Part-Time Employment Agreement dated November 30, 2022 between Woodbridge Wind-Down Entity and Marion W. Fong, incorporated herein by reference to the Current Report on Form 8-K filed by the Trust on December 1, 2022.

10.7	Part-Time Employment Agreement dated November 30, 2022 between Woodbridge Wind-Down Entity and David Mark Kemper, incorporated herein by reference to the Current Report on Form 8-K filed by the Trust on December 1, 2022.

10.8	Indemnification Agreement dated November 12, 2019 between Woodbridge Wind-Down Entity LLC and David Mark Kemper, incorporated herein by reference to Amendment No. 1 to Registration Statement on Form 10 filed by the Trust on December 13, 2019.

10.09	Stipulation and Settlement Agreement between the United States and Woodbridge Liquidation Trust, as approved by order of the United States Bankruptcy Court for the District of Delaware entered September 17, 2020, incorporated herein by reference to the Form 10-K filed by the Trust on September 28, 2020.

31.1*	Certification of Liquidation Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Liquidation Trustee pursuant to 18 U.S.C. 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Findings of Fact, Conclusions of Law, and Order Confirming the First Amended Joint Chapter 11 Plan of Liquidation of Woodbridge Group of Companies, LLC and its Affiliated Debtors, entered October 26, 2018, incorporated herein by reference to the Registration Statement on Form 10 filed by the Trust on October 25, 2019.

101	The following financial statements from this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated statements of net assets in liquidation as of March 31, 2025 and June 30, 2024, (ii) consolidated statements of changes in net assets in liquidation for the three months ended March 31, 2025 and 2024, (iii) consolidated statements of changes in net assets in liquation for the nine months ended March 31, 2025 and 2024 and (iv) the notes to the consolidated financial statements. XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Woodbridge Liquidation Trust

Date: May 14, 2025	By:	/s/ Michael I. Goldberg

Michael I. Goldberg,
Liquidation Trustee