Form 10-K
period 2025-06-30
Woodbridge Liquidation Trust
filed 2025-09-25
CIK 1785494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025
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

At December 31, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A Liquidation Trust Interests held by non-affiliates of the registrant was approximately $31.46 million based upon the average bid and ask price of $2.75. As of December 31, 2024, there were approximately 11.44 million Class A Liquidation Trust Interests held by non-affiliates.

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

Statements Regarding Forward-Looking Statements. This Annual Report, and other filings by the Trust with the U.S. Securities and Exchange Commission (“SEC”), or written statements made by the Trust in press releases or in other communications, oral or written, may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act” and, together with the Securities Act, the “Acts”). Such statements include, without limitation, statements (other than historical facts) that address future plans, goals, expectations, activities, events or developments. The Trust has tried, where possible, to use words such as “anticipates”, “if”, “believes,” “estimates,” “plans,” “expects,” “intends,” “forecasts”, “initiative”, “objective”, “goal, “projects”, “outlook”, “priorities”, “target”, “evaluate”, “pursue”, “seek”, “potential”, “continue”, “designed”, “impact”, “may”, “could”, “would”, “should”, “will” and similar expressions to identify forward-looking statements. Forward-looking statements are based on current expectations and are subject to substantial risks, uncertainties and other factors, many of which are beyond our control and not all of which can be predicted by the Trust. Such risks and uncertainties include the amount of funds needed for construction defect and other claims, estimated completion date for the Company’s liquidation activities, the amount of general and administrative costs, the number and amount of successful Causes of Action (as defined below) and/or settlements and the ability to recover thereon, the amount of funding required to continue litigations, changes in tax and other governmental rules and regulations applicable to the Trust and its subsidiaries, and other risks identified and described in “Item 1A. Risk Factors” of this Annual Report. Accordingly, the Trust cannot guarantee that any forward-looking statements will be realized, as actual results may differ materially from those identified or implied in any forward-looking statement. These risks and uncertainties are beyond the ability of the Trust to control, and in many cases, the Trust cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

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

Part I
Item 1.
Business

A.
Overview

The Trust and its wholly-owned subsidiary Woodbridge Wind-Down Entity LLC (the “Wind-Down Entity”) were formed pursuant to the Plan. The purpose of the Trust is to prosecute various causes of action owned by the Trust (the “Causes of Action”), to litigate and resolve claims filed against the Debtors, to pay allowed administrative and priority claims against the Debtors (including professional fees), to receive cash from certain sources and, in accordance with the Plan, to make distributions of cash to Interestholders subject to the retention of various reserves and after the payment of Trust expenses and administrative and priority claims. The Trust has no other purpose. Sources of cash for the Trust have included the net proceeds from settlements of various Causes of Action, remittances of cash distributed from the Wind-Down Entity, “Fair Fund” recoveries from the SEC, and assets forfeited to the U.S. Department of Justice (“DOJ”) by former owners and principals of the Debtors (“Forfeited Assets”).

The Wind-Down Entity was formed to develop (as applicable), market, and sell the real estate assets owned by its subsidiaries (the “Wind-Down Subsidiaries” and, with the Wind-Down Entity, the “Wind-Down Group”), in order to generate cash to be remitted to the Trust after the payment of Wind-Down Group expenses and subject to the retention of various reserves. The Wind-Down Entity has sold all of its real estate assets. Its primary activity is managing the resolution of a construction defect claim asserted against one of the Wind-Down Subsidiaries (the “Development Entity”) by the buyer of a single-family home sold by the Development Entity for approximately $60 million.

The Trust, the Remaining Debtors (as defined in Section B of this Item 1) and the Wind-Down Group are collectively referred to in this Annual Report as the “Company.”

With the exception of one real estate asset that the Trust acquired through a settlement, and receivables due to the Trust from other settlements, the Company has completed the liquidation of its real estate assets. Currently, aside from activity related to the construction defect claim described above, the primary activity of the Company is completing the pursuit of four Causes of Action and collecting settlement receivables.  The one real estate asset is expected to be sold near the end of the Trust’s life.

Most of the Debtors filed for chapter 11 bankruptcy protection in December 2017 (certain other Debtors filed cases on later dates). During the Bankruptcy Cases, the major constituencies reached agreements on several matters, including new management for the Debtors, the manner and timing of the liquidation of the Debtors’ assets, and relative priorities of distributions among creditors. Certain of these agreements were embodied in the Plan, which was confirmed in October 2018 and became effective on February 15, 2019. Under the Plan, holders of certain claims against the Debtors received Class A Interests, which became registered pursuant to Section 12(g) of the Exchange Act on December 24, 2019.

Pursuant to the Plan, the Trust was to have been terminated upon the first to occur of (i) the making of all distributions required to be made and a determination by the “Liquidation Trustee” that the pursuit of additional Causes of Action held by the Trust is not justified or (ii) February 15, 2024, subject to the extension of such date with the approval of the Bankruptcy Court. During the year ended June 30, 2023, the Company concluded that its liquidation activities would not be completed by February 15, 2024, which was the original outside termination date of the Trust, for a number of reasons. First, there had been significant delays in certain legal proceedings where the Company was the plaintiff. Second, as noted above, a construction defect claim was asserted against the Development Entity by the buyer of a single-family home sold by the Development Entity for approximately $60 million. Based on these factors, the Company projected a revised estimated completion date for the Company’s liquidation activities of approximately March 31, 2026 and filed a motion with the Bankruptcy Court to extend the termination date of the Trust to that date. This motion was granted by the Bankruptcy Court on December 20, 2023.

The Company has now concluded that its liquidation activities will not be completed by March 31, 2026 due to the pending construction defect claim against the Development Entity and related litigation. This litigation includes the Development Entity’s claims against its primary and excess layer insurers, and the prior owner, contractors, and other professionals involved in the development of the site and the construction of the home. The Company currently projects a revised estimated completion date for the Company’s liquidation activities of approximately February 15, 2027. The Company is required to file a motion with the Bankruptcy Court to extend the termination date of the Trust beyond March 31, 2026 by September 30, 2025. On September 22, 2025, the Company filed a motion with the Bankruptcy Court to extend the termination date of the Trust to February 15, 2027. This motion has not yet been ruled on by the Bankruptcy Court. The Company believes that the Bankruptcy Court will grant the extension.

Part I
Item 1.
Business (Continued)

The Company may seek one or more additional extensions of the termination date if it deems it necessary or appropriate to facilitate the orderly liquidation of the Trust’s assets, the resolution of the construction defect claim against the Development Entity, or the resolution of the Development Entity’s litigation against its insurers and other third parties in connection with the construction defect claim.

The Trust is administered by a Liquidation Trustee. The Liquidation Trustee is authorized, subject to the oversight of a supervisory board currently consisting of five members (the “Supervisory Board”), to carry out the purposes of the Trust. The Wind-Down Entity is currently managed by a “Board of Managers” consisting of a single member.

Pursuant to the Plan and the Liquidation Trust Agreement of the Trust (as amended, the “Trust Agreement”), a copy of which is referenced as Exhibits 3.2, 3.3, 3.4 and 3.5 to this Annual Report, distributions to Interestholders are made after giving effect to the payment of costs and expenses incurred by the Trust, including the cost of collecting, administering, distributing, and liquidating the Trust assets, such as fees and expenses of the Liquidation Trustee, premiums for directors’ and officers’ insurance, fees and expenses of attorneys and consultants and the retention of reserves. Furthermore, cash received by the Trust from the Wind-Down Group is net of the payment of Wind-Down Group costs and the retention of reserves by the Wind-Down Group for contingent liabilities.

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

Part I
Item 1.
Business (Continued)

Since the Plan Effective Date, the Liquidation Trustee and the Supervisory Board have authorized eleven cash distributions to the holders of Class A Interests1. The following table shows the Trust’s eleven cash distributions declared to Class A Interestholders since its February 15, 2019 Plan Effective Date:

On August 3, 2023, the Supervisory Board, at the recommendation of the Liquidation Trustee, suspended the making of additional Trust distributions to Interestholders, pending the result of the investigation of a construction defect claim asserted against the Development Entity by the buyer of a single-family home sold by the Development Entity for approximately $60 million. At this time, it is unlikely that there will be another distribution, if any, to Interestholders until the construction defect claim and its related litigation are resolved. Holders of Liquidation Trust Interests are advised that the Company has liquidated substantially all of its real estate assets and resolved nearly all of its Causes of Action, and given the pending construction defect claim, the Trust is unable to estimate the timing and amount of future distributions.

1Separately, on December 17, 2024, a distribution of net sales proceeds of approximately $4.15 million was paid to Qualifying Victims.

Part I
Item 1.
Business (Continued)

The Trust’s distributions have primarily come from the net proceeds of real estate sales, except for the ninth distribution, which included the Trust’s net proceeds from the settlement of litigation against Comerica Bank. Reflective of the progress toward the completion of its liquidation activities, the following two tables show the Company’s decreasing number of real estate assets and amount of net carrying value of the real estate assets since the Plan Effective Date and through June 30, 2025:

Number of Real Estate Assets
Number of Assets
0
2
4
6
8
10
12
14
16
18
20
19
14
14
13
11
8
7
5
5
5
3
2
2
2
2
2
1
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
3/31/2023
6/30/2023
9/30/2023
12/31/2023 *
3/31/2024
6/30/2024
6/30/2025
As of Date

Net Value of Real Estate Assets
($Millions)
$700
$600
$500
$400
$300
$200
$100
$-
$ Millions
$582.71
$372.50
$312.23
$289.34
$243.93
$154.98
$154.98
$140.86
$101.37
$85.41
$94.54
$29.06
$29.05
$29.44
$2.19
$0.77
$0.76
$0.47
$0.46
$0.50
$0.24
2/15/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
3/31/2023
6/30/2023
9/30/2023
12/31/2023 *
3/31/2024
6/30/2024
6/30/2025
As of Date

* One real estate asset was sold, and one other asset was reclassified as a real estate asset.

Part I
Item 1.
Business (Continued)

As of the Plan Effective Date, consolidated net assets in liquidation of the Trust were estimated to be $383.49 million. As shown in the chart below, the total distributed cash and distributions payable as of June 30, 2025 were approximately $426.01 million. The Trust’s consolidated net assets in liquidation as of June 30, 2025 were approximately $37.33 million.

The Company has liquidated all but one real estate asset with a net carrying value of approximately $0.24 million and has a small number of unresolved Causes of Action remaining. As a result, the primary and remaining focus of the Wind-Down Group is resolving the construction defect claim asserted against the Development Entity and the related litigation, as summarized in the following paragraphs.
In June 2023, the owner of a single-family home sold by the Development Entity for approximately $60 million asserted a construction defect claim against the Development Entity. The claim currently alleges soils-related damage to retaining walls, the pool, indoor and outdoor flooring, among other things, and other damage resulting from water leaks. The Development Entity’s engineering consultants have been evaluating a multi-phase repair plan to address the situation.

The recommended scope of work for the initial phase includes the repair and remediation of a retaining wall. On August 7, 2024, the Development Entity submitted a building permit application to the Los Angeles Department of Building and Safety (LADBS”) for the retaining wall repair. As of June 30, 2025, the building permit for the initial repair had not been approved but is expected to be approved in the third quarter of 2025. Based on current information, the initial phase is expected to take three to six months. Once the initial retaining wall repair is completed, the retaining wall and site will need to be monitored for a period of time.

The Development Entity’s consultants and engineers are evaluating the scope of repairs that will be needed after the retaining wall is repaired. Engineering studies, site soils analyses and site monitoring are in process, the results of which are expected to help define the required additional scope of work. Thus far, certain repairs have been identified to repair the pool, pool deck and cracks in the interior ceilings and floors. Additional repairs may be identified based on the results of additional testing and site evaluation and after the retaining wall is repaired.

In addition, there have been other construction defect claims that have required immediate repair. In October 2024, the Development Entity was notified about a potential leak in the pool that was causing water levels to decrease more rapidly than usual. A leak specialist was retained to test and identify the leak location and underground pipes were replaced. In February 2025, the Development Entity was made aware of potential damage resulting from water leaks and seepage in the garage and other areas of the home. In response, the Development Entity retained consultants to assist with determining the causes of the situation and appropriate remediation measures. In March 2025, the Development Entity was informed that another glass pane had broken at the property due to ongoing movement on the site. The Development Entity has completed some repairs in response to these claims, but until the initial repair of the retaining wall and monitoring activities are completed, the Development Entity is unable to complete all necessary repairs. In addition, the Development Entity is unable to determine whether these damages resulted from the same underlying issues currently being addressed. The Company also believes that all or a portion of these costs may ultimately be borne by third parties, including the Development Entity’s insurers. The Development Entity purchased primary and two excess layer coverage insurance policies covering certain risks arising out of the Development Entity’s development of the single-family home which is the subject of the construction defect claim. The Development Entity has exhausted its primary coverage and has approximately $700,000 of remaining coverage with its first excess layer insurer, and has tendered its claim to the second excess layer insurer. At this time, the second excess layer insurer has reserved its rights, as further described in “Item 3. Legal Proceedings”.
Additionally, on May 28, 2024, the Development Entity filed a lawsuit against several parties, including the prior owner, contractors, and other professionals involved in the development of the site and the construction of the home. The lawsuit seeks, among other relief, contribution from these parties for the costs that the Development Entity has incurred, and may incur, in connection with the investigation and repair of the construction defect claim. This litigation, as further described in “Item 3. Legal Proceedings”, is in its preliminary stages, and the Company cannot predict whether the Development Entity will be successful in any recovery or the timeframe for any such recovery.
The amount of the Development Entity’s ultimate exposure for the construction defect claim is currently unknown and may be materially in excess of the $9.1 million of development cost and legal and professional fees that have been accrued as of June 30, 2025 in the Company’s consolidated financial statements. Based on current information available to it, the Development Entity believes that the repairs to address the construction defect claims can be completed by February 15, 2027; however, it may take longer based on the results of the initial phase of repair and subsequent monitoring and repair scope. Accordingly, at this time, it is unlikely that there will be another distribution, if any, to Interestholders until the construction defect claim and its related litigation are resolved.

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

2.
The Wind-Down Entity

On the Plan Effective Date and by operation of the Plan, the Wind-Down Entity became a wholly-owned subsidiary of the Trust. The Wind-Down Entity was organized for the purpose of accepting, holding, and administering the Debtors’ real estate assets and distributing the net proceeds of liquidating such real estate assets to the Trust in accordance with the Plan and the Limited Liability Company Agreement of the Wind-Down Entity (as amended, the “Wind-Down Entity LLC Agreement”), consistent with the purposes of the Trust. As of the Plan Effective Date, the Wind-Down Group received, in the aggregate, assets consisting of approximately $31.34 million in cash and approximately $585.00 million of real estate and other assets.

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

Part I
Item 1.
Business (Continued)

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

Part I
Item 1.
Business (Continued)

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

The Wind-Down Entity is required to advise the Trust regarding its affairs on at least a monthly basis, reasonably make available such information as is necessary for any reporting by the Trust and advise the Trust of material actions. Excess cash of the Wind-Down Entity (cash that is in excess of budgeted reserves for ongoing liquidation activities and other anticipated obligations including potential construction defect claims and expenses as determined by the Board of Managers) is required to be remitted to the Trust on a quarterly basis, and the Wind-Down Entity is restricted in its ability to invest or gift any of its assets or make asset acquisitions.

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

2.
Treatment under the Plan of holders of claims against and equity interests in the Debtors

The Plan identified 12 types of Claims against and equity interests in the Debtors, eight of which were “classified” (i.e., placed into formalized classes under the Plan) and four of which are not. Claims required to be paid in full under the Plan are referred to as “Unimpaired Claims.” Four types of claims are not classified—(i) claims arising under Bankruptcy Code sections 503(b), 507(a)(2), 507(b), or 1114(e)(2) (“Administrative Claims”), (ii) claims by professionals employed in the Bankruptcy Cases pursuant to Bankruptcy Code sections 327, 328, 1103, or 1104 for compensation or reimbursement of costs and expenses relating to services provided during the period from the Petition Date through and including the Plan Effective Date (“Professional Fee Claims”), (iii) tax claims entitled to priority under Bankruptcy Code section 507(a)(8) (“Priority Tax Claims”), and (iv) debtor-in-possession financing claims (“DIP Claims”). The foregoing claims are all Unimpaired Claims and have been paid in full. Although the amounts may be subject to negotiation based on the Debtors’ and creditors’ records, and to ultimate determination, if necessary, in the Bankruptcy Court, liabilities resulting from any such Administrative Claims, Professional Fee Claims, Priority Tax Claims, and DIP Claims that are allowed are analogous, in substance, to accounts payable. As of September 25, 2025, there were no allowed and unpaid DIP Claims and there were no unpaid Administrative Claims, Priority Tax Claims or Professional Fee Claims.

The remaining eight types are claims and equity interests that have been classified. Classified claims and equity interests are treated in accordance with the priorities established under the Bankruptcy Code.

Part I
Item 1.
Business (Continued)

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

Holders of Class 1 Claims are creditors of the Wind-Down Entity, and holders of Class 2 Claims are creditors of the Trust. Although the amounts may be subject to negotiation based on the Debtors’ and creditors’ records, and to ultimate determination, if necessary, in the Bankruptcy Court, liabilities resulting from any such claims that are allowed are analogous, in substance, to accounts payable. As of September 25, 2025, there were no allowed and unpaid Class 1 Claims or Class 2 Claims.

Under the Plan, three Classes of claims, when the claims are allowed under the Plan, entitle the holders thereof to become holders of Liquidation Trust Interests. The holders of these claims belonged, as of the Petition Date, to one or more of the following categories:

•
Standard Note Claims (Class 3)

•
General Unsecured Claims (Class 4)

•
Unit Claims (Class 5)

Standard Note Claims are Claims arising from any and all investments, interests or other rights with respect to any of the seven Debtors identified as a “Fund Debtor” under the Plan that were styled, marketed or sold as “notes,” “mortgages,” or “loans.” As of September 25, 2025, the aggregate outstanding amount of allowed Class 3 Standard Note Claims (net of prepetition distributions of interest) was approximately $702.71 million, including those Class 6 Non-Debtor Loan Note Claims that were reclassified as Class 3 Standard Note Claims in accordance with the Plan and there were no outstanding disputed Class 3 Standard Note Claims.

Part I
Item 1.
Business (Continued)

General Unsecured Claims include any unsecured, non-priority claim asserted against any of the Debtors that is not a Note Claim, Subordinated Claim or Unit Claim, and generally include the claims of trade vendors, landlords, general liability claimants, utilities, contractors, employees and numerous others. As of September 25, 2025, the aggregate outstanding amount of allowed Class 4 General Unsecured Claims was approximately $5.99 million, and there are no outstanding disputed Class 4 General Unsecured Claims.

Unit Claims are Claims arising from any and all investments, interests or other rights with respect to any of the seven Debtors identified as a “Fund Debtor” under the Plan that were styled, marketed or sold as “units.” As of September 25, 2025, the aggregate outstanding amount of allowed Class 5 Unit Claims was approximately $178.85 million, and there are no outstanding disputed Class 5 Unit Claims (in each case, net of prepetition distributions of interest).

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

Part I
Item 1.
Business (Continued)

3.
Assets and liabilities of the Company

The following are the Company’s consolidated statements of net assets in liquidation as of the Plan Effective Date and June 30, 2025 ($ in millions):

	Plan
	Effective Date	June 30, 2025

Cash, cash equivalents and short-term investments	$36.02	$60.23
Restricted cash	0.32	0.64
Other assets:
Net real estate assets held for sale, net	582.71	0.24
Miscellaneous	2.29	3.04
Subtotal other assets	585.00	3.28

Total assets	$621.34	$64.15

Accounts payable and accrued liabilities	5.78	0.04
Distributions payable	-	0.64
Accrued liquidation costs	232.07	26.14

Total liabilities	$237.85	$26.82

Total net assets in liquidation - All
Interestholders	$383.49	$37.33

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

Part I
Item 1.
Business (Continued)

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

With respect to disputed claims, upon resolution of any disputed claims and to the extent such claims become allowed claims, holders of such Claims in the Plan’s Class 3 were granted Liquidation Trust Interests.

As of September 25, 2025, approximately $887.55 million of Class 3, Class 4 and Class 5 Claims have been allowed. The percentage recovery to be received by each Class A Interestholder will be based on (i) the amount of cash ultimately available for distribution to such holders; and (ii) the actual amount of Class 3, Class 4, and Class 5 Claims that were allowed.

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

Part I
Item 1.
Business (Continued)

The following tables summarize the distributions declared to Interestholders2, distributions paid and the activity in the restricted cash account for the periods from February 15, 2019 (inception) through June 30, 2025 and from February 15, 2019 through September 25, 2025:

			During the Period from February 15, 2019 (inception) through June 30, 2025 ($ in Millions)			During the Period from February 15, 2019 (inception) through September 25, 2025 ($ in Millions)

	Date Declared	$ per Class A Interest	Total Declared	Paid	Restricted Cash Account	Total Declared	Paid	Restricted Cash Account

Distributions Declared
First	3/15/2019	$3.75	$44.70	$42.32	$2.38	$44.70	$42.32	2.38
Second	1/2/2020	4.50	53.44	51.20	2.24	53.44	51.20	2.24
Third	3/31/2020	2.12	25.00	24.19	0.81	25.00	24.19	0.81
Fourth	7/13/2020	2.56	29.97	29.24	0.73	29.97	29.24	0.73
Fifth	10/19/2020	2.56	29.96	29.21	0.75	29.96	29.21	0.75
Sixth	1/7/2021	4.28	50.01	48.67	1.34	50.01	48.67	1.34
Seventh (a)	5/13/2021	2.58	30.04	29.35	0.69	30.04	29.35	0.69
Eighth	10/8/2021	3.44	40.02	39.14	0.88	40.02	39.14	0.88
Ninth	2/4/2022	3.44	39.98	39.15	0.83	39.98	39.15	0.83
Tenth	6/15/2022	5.63	65.02	64.19	0.83	65.02	64.19	0.83
Eleventh	5/10/2023	2.18	25.02	24.90	0.12	25.02	24.90	0.12
Subtotal		$37.04	$433.16	$421.56	$11.60	$433.16	$421.56	$11.60

Distributions Reversed
Disallowed (b)					(6.73)			(6.73)
Returned (c)					0.74			1.28
Forfeited (d)					(1.15)			(1.15)
Subtotal					(7.14)			(6.60)

Distributions Paid from Reserve Account (e)					(3.82)			(3.83)

Distributions Payable, Net:				as of 6/30/2025:	$0.64		as of 9/25/2025:	$1.17

(a)
The seventh distribution included the cash the Trust received from Fair Funds.
(b)
As a result of claims being disallowed or Class A Interests cancelled.
(c)
Distribution checks returned or not cashed.
(d)
Distributions forfeited as Interestholders did not cash checks that were over 180 days old.
(e)
Paid as claims are allowed or resolved.

As claims are resolved, additional Class A Interests may be issued or cancelled (see “Part 1, Item 1. Business, D. Plan Provisions Regarding the Company, 2. Treatment under the Plan of holders of claims against and equity interests in the Debtors and 3. Assets and liabilities of the Company”). Therefore, the total amount of a distribution declared may change. In addition, distributions may change if Interestholders that were previously deemed to have forfeited their rights to receive Class A Interest distributions subsequently respond and if distributions are returned.

On August 3, 2023, the Supervisory Board, at the recommendation of the Liquidation Trustee, suspended the making of additional Trust distributions to Interestholders, pending the result of the investigation of a construction defect claim asserted against the Development Entity by the buyer of a single-family home sold by the Development Entity for approximately $60 million. At this time, it is unlikely that there will be another distribution, if any, to Interestholders until the construction defect claim and its related litigation are resolved. Holders of Liquidation Trust Interests are advised that the Trust has liquidated substantially all of its real estate assets and resolved nearly all of its Causes of Action, and given the pending construction defect claim, the Trust is unable to estimate the timing and amount of future distributions.

2 This table does not include a distribution of net proceeds of Forfeited Assets of approximately $4.15 million to Qualifying Victims on December 17, 2024.  Qualifying Victims consisted of the former holders of allowed Class 3 and 5 claims as of the Plan Effective Date and their permitted assigns but does not include former holders of Class 4 claims.

Part I
Item 1.
Business (Continued)

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

Part I
Item 1.
Business (Continued)

The Liquidation Trustee is permitted to invest cash of the Trust, including any earnings thereon or proceeds therefrom, any cash realized from the liquidation of the assets of the Trust, or any cash that is remitted to the Trust from the Wind-Down Entity or any other person. Investments by the Liquidation Trustee are not required to comply with Bankruptcy Code section 345(b). Accordingly, the Liquidation Trustee will not be required to obtain a secured bond from financial institutions at which Trust funds are deposited or invested. However, investments must be investments that are permitted to be made by a “liquidating trust” within the meaning of Treasury Regulation section 301.7701-4(d), as reflected in such regulation, or under applicable guidelines, rulings, or other controlling authorities. Accordingly, cash is expected to be held in demand and time deposits, such as short-term certificates of deposit, in banks or other savings institutions, or other temporary, liquid investments such as Treasury bills.

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

Additionally, approval by the Supervisory Board or, in the absence of such approval, an order of the Bankruptcy Court is necessary concerning any of the following matters:

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

Part I
Item 1.
Business (Continued)

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

Subject to the Plan and the Wind-Down Entity LLC Agreement, the Board of Managers also is charged with the supervision and oversight of the Chief Executive Officer. In addition to the Chief Executive Officer, the Wind-Down Entity had three employees as of September 25, 2025.

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

Part I
Item 1.
Business (Continued)

•
exercise such other powers as deemed by the Chief Executive Officer to be necessary and proper to implement the provisions of the Plan.

Each of the Wind-Down Subsidiaries is managed by the Wind-Down Entity, its sole member. The Wind-Down Entity’s Chief Executive Officer serves as Chief Executive Officer of each of the Wind-Down Subsidiaries.

Distributions of cash or other assets of the Wind-Down Group are to be made as and when determined by the Board of Managers in its sole discretion, provided however that on the first business day that is 30 calendar days after each calendar quarter-end, the Wind-Down Entity is to remit to the Trust as of such quarter-end any cash in excess of its budgeted amount for liquidation activities, reserves for contingent liabilities, including potential construction defect claims, other anticipated expenses and other Plan obligations.

3.
Current year plan of operations

Trust

During the remainder of the fiscal year ending June 30, 2026, the Trust’s primary activities will consist of closing out the four remaining unresolved Causes of Action, collecting payments from six settlement receivables, and pursuing the collection of judgments. However, the Trust is unable to make its final distribution to Interestholders and terminate the Trust until the Development Entity resolves the construction defect claim and its related litigation.

Holders of Liquidation Trust Interests are advised that, at this time, it is unlikely that there will be another distribution, if any, to Interestholders until the construction defect claim and its related litigation are resolved. The Trust is unable to predict when this will occur.

Wind-Down Group

During the remainder of the fiscal year ending June 30, 2026, the Wind-Down Group’s primary activity will continue to consist of its efforts to resolve the construction defect claim asserted against the Development Entity and the related litigation. The Development Entity recently commenced the initial phase of repair relating to the retaining wall. This scope of work is expected to be completed by the first quarter of 2026. Once completed, the Development Entity intends to start the subsequent repairs and monitor the property to assess the scope of additional repairs that will be required. The Development Entity also intends to continue to pursue its claims against its insurance carriers and other potentially responsible parties.

4.
Termination and dissolution of the Company

The Trust is required to be terminated, and the Liquidation Trustee discharged from duties, at such time as: (i) the Liquidation Trustee determines that the pursuit of additional Causes of Action held by the Trust is not likely to yield sufficient additional proceeds to justify further pursuit of such Causes of Action and (ii) all distributions required to be made by the Liquidation Trustee to the holders of allowed claims and to the Interestholders under the Plan and the Trust Agreement have been made. Notwithstanding the above, the Trust has a limited life and was originally to be terminated no later than February 15, 2024 unless the Bankruptcy Court, upon motion made within the six-month period before such date (and in the event of further extension, upon a motion made at least six months before the end of the preceding extension), determines that a fixed period extension is necessary to facilitate or complete the recovery on, and liquidation of, the Trust’s assets. However, the Bankruptcy Court may not grant an extension that, together with any prior extensions, exceeds three years unless the Trust has obtained a favorable letter ruling from the Internal Revenue Service to the effect that the further extension would not adversely affect the status of the Trust as a liquidating trust for federal income tax purposes.

During the year ended June 30, 2023, the Company concluded that its liquidation activities would not be completed by February 15, 2024 for a number of reasons. First, there had been significant delays in certain legal proceedings where the Company was the plaintiff. Second, a construction defect claim was asserted against the Development Entity by the buyer of a single-family home sold by the Development Entity for approximately $60 million. Based on these factors, the Company projected a revised estimated completion date for the Company’s liquidation activities of approximately March 31, 2026 and filed a motion with the Bankruptcy Court to extend the termination date of the Trust to that date. This motion was granted by the Bankruptcy Court on December 20, 2023.

Part I
Item 1.
Business (Continued)

The Company has now concluded that its liquidation activities will not be completed by March 31, 2026 due to the pending construction defect claim against the Development Entity and related litigation. This litigation includes the Development Entity’s claims against its primary and excess insurers, and the prior owner, contractors, and other professionals involved in the development of the site and the construction of the home. The Company currently projects a revised estimated completion date for the Company’s liquidation activities of approximately February 15, 2027.

The Company is required to file a motion with the Bankruptcy Court to extend the termination date of the Trust beyond March 31, 2026 by September 30, 2025. On September 22, 2025, the Company filed a motion with the Bankruptcy Court to extend the termination date of the Trust to February 15, 2027.  This motion has not yet been ruled on by the Bankruptcy Court. The Company believes that the Bankruptcy Court will grant the extension.

The Company may seek one or more additional extensions of the termination date if it deems it necessary or appropriate to facilitate the orderly liquidation of the Trust’s assets, the resolution of the construction defect claim against the Development Entity, or the resolution of the Development Entity’s claims against its insurers and other third parties in connection with the construction defect claim. But for the construction defect claim and its related litigation, the Trust would have completed its liquidation activities, made its final distribution to Interestholders and terminated the Trust.

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

Risks Relating to the Liquidation Trust Interests

The Trust cannot predict the timing or amount of future distributions to the Interestholders, if any. On August 3, 2023, the Supervisory Board, at the recommendation of the Liquidation Trustee, suspended the making of additional Trust distributions to Interestholders, pending the result of the investigation of a construction defect claim asserted against the Development Entity by the buyer of a single-family home sold by the Development Entity for approximately $60 million. At this time, it is unlikely that there will be another distribution, if any, to Interestholders until the construction defect claim and its related litigation are resolved. Holders of Liquidation Trust Interests are advised that the Trust has liquidated substantially all of its real estate assets and resolved nearly all of its Causes of Action, and given the pending construction defect claim, the Trust is unable to estimate the timing and amount of future distributions.

The Company has concluded that its liquidation activities will not be completed by March 31, 2026 due to the pending construction defect claim against the Development Entity and related litigation. This litigation includes the Development Entity’s claims against its primary and excess insurers, and the prior owner, contractors, and other professionals involved in the development of the site and the construction of the home. The Company currently projects a revised estimated completion date for the Company’s liquidation activities of approximately February 15, 2027. The Company is required to file a motion with the Bankruptcy Court to extend the termination date of the Trust beyond March 31, 2026 by September 30, 2025. On September 22, 2025, the Company filed a motion with the Bankruptcy Court to extend the termination date of the Trust to February 15, 2027.  This motion has not yet been ruled on by the Bankruptcy Court. The Company believes that the Bankruptcy Court will grant the extension.

The Company may seek one or more additional extensions of the termination date if it deems it necessary or appropriate to facilitate the orderly liquidation of the Trust’s assets, the resolution of the construction defect claim against the Development Entity, or the resolution of the Development Entity’s litigation against its insurers and other third parties in connection with the construction defect claim.

The Liquidation Trust Interests are not suitable as a long-term investment. The Company is a liquidating trust and has substantially completed its liquidation.

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

Part I
Item 1A.
Risk Factors (Continued)

The Class A Interests are thinly traded. The Class A Interests are not listed on any national securities exchange but instead are traded on the over-the-counter market (OTC Link® ATS) under the symbol WBQNL. Accordingly, the Class A Interests may not be suitable for investors preferring highly liquid securities and may present challenges in profit-taking and other trading risks.

The market price for Class A Interests may be volatile. Many factors could cause the market price of Class A Interests to rise and fall, including the following:

•
Declaration and payment of distributions;

•
Timing and costs necessary to address the construction defect claim;

•
Developments affecting the prosecution of the unresolved Causes of Action;

•
Actual or anticipated fluctuations in the Trust’s or the Wind-Down Group’s quarterly or annual financial results;

•
Various market factors or perceived market factors, including rumors, whether or not correct, involving the Trust and the Wind-Down Group;

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

Risks Relating to Real Estate Assets

The Wind-Down Group may remain subject to potential liabilities for construction defects for an extended period of time following the sale of its properties. In connection with its sales of developed real properties and pursuant to applicable law, the Wind-Down Group may face potential claims for construction defects for up to 10 years following the completion of construction or sale. There can be no assurance that contractors’ guaranties and warranties will be adequate to indemnify the Wind-Down Group against all such claims. In the ordinary course of business, the Wind-Down Group obtained liability insurance in order to address its potential liability for construction defects on major assets. If contractors’ guaranties and insurance policies were to prove insufficient, or insurance carriers refuse to provide coverage under our policies, the Wind-Down Group may become exposed to further costs, including potentially expensive litigation and significant adverse judgments. Any significant liabilities in excess of what is accrued at June 30, 2025 resulting from such post-sale obligations may adversely affect the Wind-Down Group’s financial position, net assets in liquidation and cash flow which could, in turn, adversely affect the Trust’s ability to make distributions to its Interestholders. Furthermore, the amount of cash available for distribution to the Trust upon completion of the Wind-Down Group’s activities may be affected by reserves that the Wind-Down Group may set aside in order to make reasonable provision for future or unknown construction defect claims. There is also no guarantee that the estimated reserves will be sufficient to cover unknown future liabilities.

The Wind-Down Group’s working capital may not be sufficient to cover construction defect claims and its liquidation activities, and the Wind-Down Group has no ability to access third-party capital. As of August 31, 2025, and June 30, 2025, the Wind-Down Group had existing unrestricted cash and cash equivalents of approximately $11.61 million and $11.98 million, respectively. The Wind-Down Group does not have access to any line of credit.

The Company has liquidated substantially all of its real estate assets. The Company’s real estate asset portfolio as of June 30, 2025, consists of one single-family home subject to a life estate, with an aggregate net carrying value of $0.24 million. The Company does not expect to add any new real estate assets. The Company is uncertain when the single-family home subject to a life estate will be liquidated, or the amount it will receive upon its liquidation, which may be less than its carrying value. Accordingly, the Company’s real estate asset represents a very limited source of future distributions to the Trust.

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

The Trust does not expect to generate or receive cash other than from limited sources. Currently, the Trust’s primary source of cash is from interest income. Future remittances from the Wind-Down Entity will depend on the resolution and outcome of the construction defect claim and its related litigation.

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

Risks Relating to Uncertainties Relating to Remaining Causes of Action

The amount and timing of receipts, if any, from our four remaining Causes of Action is inherently speculative and risky and cannot be predicted with certainty. The Trust does not expect to receive the proceeds of the limited remaining unresolved Causes of Action unless and until it successfully obtains judgments or concludes settlements with respect to such unresolved Causes of Action and is successful in recovering on such judgments or settlements. The Trust may not be successful in litigating unresolved Causes of Action or, if it is successful, there could be a significant delay before any recovery is obtained. The outcome of litigation is inherently speculative and uncertain, and there can be no assurance that the Trust will obtain a favorable judgment or settlement with respect to any particular unresolved Cause of Action. Due to the speculative and risky nature of litigation and settlement efforts, the Company is unable to make any meaningful determination of the potential outcome or value, in the aggregate, of the unresolved Causes of Action.

Even if there is a recovery based on the unresolved Causes of Action, there can be no assurances that there will be sufficient funds to make any distributions to Interestholders. Even if the Trust obtains a judgment or settlement based on the unresolved Causes of Action, it may not be able to collect the amount of the judgment or settlement. If the Trust successfully recovers funds on account of such judgment or settlement, there can be no assurance that the Interestholders will receive any proceeds from such judgment or settlement. Before Interestholders receive distributions, the Liquidation Trustee must pay Trust expenses and may set aside funds for future expenses, contingent liabilities, including potential construction defect claims.

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

The Company’s success depends on the continuing contributions of its key personnel. The Wind-Down Group has a skilled management team to oversee the resolution of construction defect claims and the accounting and financial reporting for the Trust. However, it does not have agreements with any key personnel that hinders such individuals’ ability to quit at will and, thus, any executive officer or key employee may terminate his or her relationship with the Wind-Down Group at any time upon relatively short notice.

Being a public company is expensive and administratively burdensome. The Trust is subject to the periodic reporting requirements of the Exchange Act. The Trust’s status as a reporting company under the Exchange Act causes the Trust to incur additional legal, accounting, financial reporting and other expenses.

Risks Relating to Taxes

If the Trust is not treated as a liquidating trust for federal tax purposes, there may be adverse tax consequences to the Trust and the Interestholders. Pursuant to the Plan and the Trust Agreement, the Trust was organized with the intention that it conform to the requirements of a liquidating trust under applicable IRS rules. However, not all aspects of the formation of the Trust are expressly addressed in such rules, and the requirements of such rules are not always specific. No legal opinions have been requested from counsel, and no rulings have been requested from the IRS, as to the tax treatment of the Trust. Accordingly, there can be no assurance that the IRS will not determine that the Liquidation Trust does not qualify as a liquidating trust. If the Trust does not qualify as a liquidating trust, there may be adverse federal income tax consequences, including taxation of the income of the Trust at the entity level, which could reduce the amount of Trust cash available for distributions to Interestholders or result in tax assessments of Interestholders upon their receipt of distributions.

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

The Wind-Down Entity’s and the Trust’s actual operating costs, including reserves for construction defect claims that are included in accrued liquidation costs, may be more than the estimated amounts. The length of time required to complete the liquidation activities may be longer than the time currently estimated and the actual amount of costs will likely be different than the amounts included in the consolidated financial statements and may be materially more than estimated.

The Company’s consolidated financial statements do not include any future recoveries from unresolved Causes of Action, default, stipulated and summary judgments or insurance recoveries. The Company’s consolidated financial statements are prepared using the Liquidation Basis of Accounting, under which future recoveries, other than insurance recoveries, are recorded only if the Company has executed an agreement, final court approval is received (if applicable), and collectability is reasonably assured. Because the Company is unable to reasonably estimate future recoveries, if any, from unresolved Causes of Action, default, stipulated and summary judgments. such items have not been recognized in the Company’s consolidated financial statements. An insurance recovery is accrued when it is deemed probable and reasonably estimable under the loss recovery model in accordance with ASC 450 “Contingencies” (“ASC 450”). The portion of an insurance claim in excess of costs accrued is recognized upon approval of the claim and receipt of the related payment, under the gain contingency model in accordance with ASC 450. Therefore, the Company’s consolidated financial statements are not expected to provide prospective investors in the Liquidation Trust Interests with meaningful information regarding such future recoveries.

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

As of the date of this filing, we have not encountered cybersecurity challenges that have materially impaired our operations or financial standing, and we are not aware of any cybersecurity risks that are reasonably likely to materially affect our operations or financial standing. However, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on our operations or financial standing. For additional information regarding risks from cybersecurity threats, please refer to “Item 1A “Risk Factors,” in this annual report on Form 10-K.

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

The Cybersecurity Committee receives prompt updates from officers regarding material cybersecurity incidents that come to management’s attention. The Cybersecurity Committee receives quarterly updates which address relevant cybersecurity issues and risks, if any. These reports are provided by the officers of the Wind-Down Entity, which include our Chief Executive Officer and Chief Operating Officer.

Part I

Item 1C.
Cybersecurity (Continued)

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

SEC Reporting

If a cyber incident is identified, the Company conducts an objective analysis of both quantitative and qualitative factors to determine if the cyber incident is material. An incident is considered material if there’s a substantial likelihood that a reasonable Interestholder would consider it important. If a cyber incident is identified, the Company assesses materiality and if the incident is determined material, the Company will file a Form 8-K within four business days of determining the event was material. The disclosure would include the material aspects of the incident’s nature, scope, and timing as well as the material impact on the Company.

Financial reports (10-Q and 10-K) will include disclosure of cybersecurity risks, governance, and any material incidents. The cybersecurity disclosures are reviewed and approved by the Cybersecurity Committee, Audit Committee, the officers of the Wind-Down Entity, and the Liquidation Trustee as part of the overall approval of all applicable 8-K, 10-Q and 10-K filings.

Item 2.
Properties

As of September 25, 2025, the Company’s real estate assets consist of one single-family home subject to a life estate located in the state of Florida.

Part I
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

Trust Litigation - Avoidance Actions

The Trust has pursued over 500 avoidance actions, many of which have been resolved. As of September 25, 2025, the Trust has entered into settlements in approximately 254 legal actions, with four actions still pending. In addition, as of September 25, 2025, the Trust has settled approximately 255 potential avoidance claims for which litigation was not filed. Since inception and as of September 25, 2025, the resolution of avoidance actions has resulted in aggregate settlements of approximately $22.89 million of cash payments made or due to the Trust and approximately $11.28 million in reductions of claims against the Trust.

Additionally, as of September 25, 2025, the Trust has obtained judgments of approximately $174.53 million, including default judgments of approximately $152.72 million, stipulated judgments of approximately $17.23 million and summary judgments of approximately $4.58 million. The Trust has engaged a third-party firm to pursue the collection of these judgments. As of September 25, 2025, the Trust has collected approximately $0.04 million related to these judgments and approximately $82.53 million of these judgments are considered uncollectable. It is unknown at this time how much of the remaining judgments, if any, will ultimately be collected on these judgments, as stipulated, default and summary judgments are commonly obtained where the defendant has insufficient assets, if any, to satisfy a judgment.

The Trust is currently prosecuting four legal actions to recover fraudulent transfers, and other funds subject to recovery by the bankruptcy estate. These actions were filed in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) and are pending before the Honorable J. Kate Stickles. These actions for fraudulent transfer and fraud against former agents, which arise under chapter 5 of the Bankruptcy Code and applicable state law governing fraudulent transfers, seek to avoid and recover payments made by the Debtors during the course of the Ponzi scheme (from July 2012 through the December 4, 2017 bankruptcy filing) for commissions to former agents, as well as for fraud, aiding and abetting fraud, and the unlicensed sale of securities asserted by the Trust based on claims contributed to the Trust by defrauded investors. These actions were filed by the Trust in the Bankruptcy Court between November 15, 2019 and December 4, 2019. To the extent actions of this type are also being pursued by the SEC, it is the Trust’s understanding that any recoveries obtained by the SEC will be transmitted to the Trust pursuant to a Fair Fund established by the SEC.

Wind-Down Group Litigation

As disclosed above, during the year ended June 30, 2023, a construction defect claim was asserted against the Development Entity by the buyer of a single-family home sold by the Development Entity for approximately $60 million. The Company believes that all or substantially all of the alleged construction defects are attributable to work performed by third parties. The following is a summary of the two legal proceedings commenced by the Development Entity in connection with the alleged construction defects:

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

•
On August 9, 2024, the Development Entity filed suit in Los Angeles Superior Court against its insurers from whom it had purchased primary and excess layer liability insurance to protect against the risks associated with the development of the single-family home. The lawsuit seeks, among other relief, damages from the primary and two excess layer insurers for amounts the Development Entity has incurred, and may incur, in connection with the investigation and repair of the construction defect claim, as well as declaratory relief against the primary and excess layer insurers. On August 20, 2024, the lawsuit against the insurers was stayed until October 21, 2024. On October 15, 2024, the Development Entity agreed to extend the stay by an additional three months, until January 29, 2025, during which time the parties agreed to seek informal resolution of the dispute. On October 24, 2024, the Development Entity dismissed its claim against the second excess layer insurance carrier without prejudice and subject to a tolling agreement. On January 27, 2025, the primary and first excess layer insurer approved coverage for the initial repair phase. The case against the primary and first excess layer insurer is currently stayed until the initial case management conference, which is currently scheduled to occur on October 30, 2025.  The Trust may add the second excess layer insurer to the litigation if the second excess layer insurer refuses to provide coverage after the primary and first excess layer policy is exhausted.

Part I

Item 4.
Mine Safety Disclosures

Not applicable.

Part II

Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Trust has two classes of common equity: Class A Interests and Class B Interests. Neither class is listed on any national securities exchange.

Class A Interests are traded on the over-the-counter market (OTC Link® ATS) under the trading symbol WBQNL. Over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. As of September 25, 2025, there were approximately 7,135 holders of record of the Class A Interests.

Since issuance, Class B Interests have not been transferable except by operation of law or by will or the laws of descent and distribution. Accordingly, there has not been any established public trading market for the Class B Liquidation Trust Interests or any available price quotations. As of September 25, 2025, there were approximately 1,183 holders of record of the Class B Interests.

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

 As claims are resolved, additional Class A Interests may be issued or cancelled (see “Part 1, Item 1. Business, D. Plan Provisions Regarding the Company, 2. Treatment under the Plan of holders of claims against and equity interests in the Debtors and 3. Assets and liabilities of the Company”). Therefore, the total amount of a distribution declared may change between the date declared and the date paid. In addition, distributions may change if Interestholders that were previously deemed to have forfeited their rights to receive Class A Interest distributions subsequently respond and if distributions are returned.

On August 3, 2023, the Supervisory Board, at the recommendation of the Liquidation Trustee, suspended the making of additional Trust distributions to Interestholders, pending the result of the investigation of a construction defect claim asserted against the Development Entity by the buyer of a single-family home sold by the Development Entity for approximately $60 million. At this time, it is unlikely that there will be another distribution, if any, to Interestholders until the construction defect claim and its related litigation are resolved. Holders of Liquidation Trust Interests are advised that the Trust has liquidated substantially all of its real estate assets and resolved nearly all of its Causes of Action, and given the pending construction defect claim, the Trust is unable to estimate the timing and amount of future distributions.

Part II
Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (Continued)

Sales of Unregistered Securities

In accordance with the Plan, all Liquidation Trust Interests have been issued without registration under the Securities Act. The Liquidation Trust Interests have been issued only to holders of allowed claims in Class 3, Class 4, and Class 5 entirely in exchange for such claims. See “Item 1. Business - D. Plan Provisions Regarding the Company - 2. Treatment under the Plan of holders of claims against and equity interests in the Debtors” of this Annual Report. During the period from February 15, 2019 (inception) through June 30, 2025, the Trust has issued an aggregate of 11,544,753 Class A Interests and an aggregate of 678,123 Class B Interests. As of June 30, 2025, the Trust has 11,515,807 Class A Interests and 675,951 Class B Interests outstanding. All Liquidation Trust Interests were issued on the Plan Effective Date or from time to time thereafter as soon as practicable as and when claims in Class 3, Class 4 or Class 5 have become allowed.

During the three months ended June 30, 2025, the Trust did not issue any Liquidation Trust Interests.

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

As of June 30, 2025, the number of Liquidation Trust Interests outstanding in each class is as follows:

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

Since the Plan Effective Date through June 30, 2025, the Wind-Down Subsidiaries have disposed of approximately 150 properties for aggregate net sales proceeds of approximately $576.80 million. As of June 30, 2025, the Company owned one real estate asset with a net carrying value of approximately $0.24 million. Going forward, the Company’s most significant activity will be overseeing the resolution of the construction defect claim asserted against the Development Entity and its related litigation. The Company’s most significant sources of cash are expected to be from interest income and potentially from litigation proceeds from insurance carriers and other responsible parties. The Company currently expects to complete its liquidation activities by February 15, 2027, although the Company may require additional time to facilitate the orderly liquidation of the Trust’s assets, the resolution of the construction defect claim against the Development Entity, the resolution of the Company’s claims against its insurers and other third parties in connection with the construction defect claim, or for other reasons.

Part II
Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Discussion of the Company’s Operations

For the Year ended June 30, 2025

The following is a summary of the Consolidated Statement of Changes in Net Assets in Liquidation for the year ended June 30, 2025 ($ in thousands):

	Restricted for Qualifying Victims	All Interestholders	Total

Net assets in liquidation as of beginning of period	$4,110	$35,759	$39,869

Change in assets and liabilities:
Restricted for Qualifying Victims :
Change in carrying value of assets and liabilities, net	43	-	43
Distributions (declared) reversed, net	(4,153)	-	(4,153)
Net change in assets and liabilities	(4,110)	-	(4,110)

All Interestholders:
Change in carrying value of assets and liabilities, net	-	1,491	1,491
Distributions (declared) reversed, net	-	84	84
Net change in assets and liabilities	-	1,575	1,575

Net assets in liquidation, as of end of period	$-	$37,334	$37,334

Net assets in liquidation – Restricted for Qualifying Victims decreased by approximately $4.11 million during the year ended June 30, 2025. This decrease was due to an increase in the net carrying value of assets and liabilities of approximately $0.04 million and distributions of the proceeds of Forfeited Assets of approximately $4.15 million. As of June 30, 2025, the Trust has completed its activities related to the liquidation of Forfeited Assets.

Net assets in liquidation – All Interestholders increased by approximately $1.57 million during the year ended June 30, 2025. This increase was due to an increase in the net carrying value of assets and liabilities of approximately $1.49 million, and distributions reversed of approximately $0.08 million for Class A Interests being cancelled.

The components of the changes in the carrying value of assets and liabilities, net are as follows ($ in thousands):

	Restricted for Qualifying Victims	All Interestholders	Total

Settlement recoveries (1)	$-	$3,437	$3,437
Remeasurement of assets and liabilities, net	42	(7,178)	(7,178)
Sales proceeds in excess of carrying value	1	62	103
Other (2)	-	5,170	5,170

Change in carrying value of assets and liabilities, net	$43	$1,491	$1,532

(1)
Net of 5% payable to the Liquidation Trustee of approximately $270,000 and an increase in the allowance for uncollectible settlement receivables of approximately $34,000.
(2)
The components of Other are as follows:

Insurance reimbursements	$5,141
Miscellaneous	29
Total	$5,170

During the year ended June 30, 2025, the Company:

•
Received net proceeds from the sale of Forfeited Assets of approximately $0.22 million.

•
Distributed net sales proceeds of Forfeited Assets of approximately $4.15 million to Qualifying Victims.

•
Reversed distributions of approximately $0.08 million from Class A Interests being cancelled.

Part II
Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•
Received net proceeds of approximately $0.29 million from the payoff of one secured loan.

•
Recognized a loss recovery of approximately $4.10 million from its insurance carriers relating to the initial repair of the construction defect and received reimbursements of approximately $1.04 million for out-of-pocket costs incurred.

•
Recorded approximately $3.44 million from the settlement of other Causes of Action, net of 5% payable to the Liquidation Trustee, and an increase in the allowance for uncollectible settlement installment receivable.

•
Accrued interest earnings through February 15, 2027 of approximately $3.47 million of which approximately $0.03 million relates to Forfeited Assets’ restricted cash, and approximately $3.43 million relates to the Company’s remaining cash, cash equivalents, restricted cash and short-term investments.

•
The Company accrued additional costs to be incurred relating to the construction defect claim asserted against the Development Entity of approximately $5.77 million. The additional accrual reflects an increase in estimated costs for the initial phase and additional repair and cost estimates for the subsequent phases of repair.

•
The Company accrued approximately $5.47 million relating to changing the estimated completion date of the Company’s liquidation activities from March 31, 2026 to February 15, 2027. The additional costs are primarily legal and other professional fees and payroll and payroll-related costs.

•
Paid development costs of approximately $1.55 million, primarily related to the construction defect claim.

•
Paid general and administrative costs of approximately $5.90 million, including approximately $0.29 million of board member fees and expenses, approximately $1.76 million of payroll and other general and administrative costs, approximately $3.59 million of professional fees and approximately $0.26 million paid to the Liquidation Trustee.

For the year ended June 30, 2024

The following is a summary of the Consolidated Statement of Changes in Net Assets in Liquidation for the year ended June 30, 2024 ($ in thousands):

	Restricted for Qualifying Victims	All Interestholders	Total

Net assets in liquidation as of beginning of period	$3,491	$3,282	$6,773

Change in assets and liabilities:
Restricted for Qualifying Victims :
Change in carrying value of assets and liabilities, net	619	-	619
Distributions (declared) reversed, net	-	-	-
Net change in assets and liabilities	619	-	619

All Interestholders:
Change in carrying value of assets and liabilities, net	-	32,070	32,070
Distributions (declared) reversed, net	-	407	407
Net change in assets and liabilities	-	32,477	32,477

Net assets in liquidation, as of end of period	$4,110	$35,759	$39,869

Net assets in liquidation – Restricted for Qualifying Victims increased by approximately $0.62 million during the year ended June 30, 2024.

Net assets in liquidation – All Interestholders increased approximately $32.48 million during the year ended June 30, 2024. This decrease was due to an increase in the net carrying value of assets and liabilities of approximately $32.07 million and distributions reversed of $0.41 million for claims being disallowed.

Part II
Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The components of the change in the carrying value of assets and liabilities, net are as follows ($ in thousands):

	Restricted for Qualifying Victims	All Interestholders	Total

Settlement recoveries (1)	$-	$35,096	$35,096
Remeasurement of assets and liabilities, net	633	(3,052)	(2,419)
Sales proceeds in excess of carrying value	(14)	25	11
Other	-	1	1

Change in carrying value of assets and liabilities, net	$619	$32,070	$32,689

(1)
Net of 5% payable to the Liquidation Trustee of approximately $2,734,000 and an increase in the allowance for uncollectible installment receivables of approximately $78,000.

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

•
Paid development costs of approximately $0.70 million, for costs primarily related to the construction defect claim.

•
Paid general and administrative costs of approximately $9.90 million, including approximately $0.27 million of board member fees and expenses, approximately $1.92 million of payroll and other general and administrative costs, approximately $4.96 million of professional fees and approximately $2.75 million paid to the Liquidation Trustee.

Liquidity and Capital Resources

Liquidity

The Company’s primary sources for meeting its capital requirements are its cash, cash equivalents and short-term investments, receipt of interest earned, and proceeds from liquidating its other remaining assets. The Company’s primary uses of funds are and will continue to be for distributions, if any, and costs relating to the resolution of the construction defect claim and its related litigation and other costs. The Company expects to be able to adequately fund its liquidation activities over the next twelve months from its primary sources of capital; however, no assurance can be made in that regard. At this time, the amount of the liability exposure for the construction defect claim cannot be determined and may be in excess of the estimated liquidation costs accrued as of June 30, 2025.

Part II
Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Capital Resources

In addition to consolidated cash, cash equivalents and short-term investments as of June 30, 2025 of approximately $60.87 million (of which approximately $0.64 million is restricted), the capital resources available to the Company are as follows:

•
Interest Earnings: During the year ended June 30, 2025, the Company recorded interest earnings of approximately $3.48 million. Unless there is a change in the forward yield curve the Company used to estimate the interest rates to be earned or there is a change in its expected future cash balances, the Company does not expect to record a significant amount of interest earnings in the year ending June 30, 2026. At June 30, 2025, the Company had approximately $2.88 million of accrued interest recorded. The Company expects to receive approximately $1.89 million of this accrued interest during the year ending June 30, 2026.

•
Proceeds from Real Estate Transactions: As of June 30, 2025, the Company owned one real estate asset with an estimated net carrying value of approximately $0.24 million. Based on the remaining real estate asset of the Company, future net proceeds will be negligible as compared to the proceeds the Company has realized in prior periods.

•
Causes of Action Recoveries: During the year ended June 30, 2025, the Company recognized approximately $3.74 million from the settlement of Causes of Action. Based on the limited remaining Causes of Action, future recoveries will be negligible as compared to the proceeds the Company has realized in prior periods.

Uses of Liquidity

The primary uses of the Company’s liquidity are to pay distributions payable, operating costs, and costs related to construction defect claim(s). As of June 30, 2025, the Company’s total liabilities were approximately $26.82 million. The total liabilities recorded as of June 30, 2025 may not be indicative of the costs paid in future periods, which may vary materially from the current estimate.

Given current cash, cash equivalents, short-term investments and restricted cash balances, distributions payable, and expected cash needs, the Company does not expect a deficiency in liquidity in the next twelve months. However, due to the uncertain nature of potential recoveries from insurance claims and costs to be incurred, including costs relating to the construction defect claim and other costs, it is not possible to be certain that the current liquidity will be adequate to cover all future financial needs of the Company.

Distributions

Distributions will be made at the sole discretion of the Liquidation Trustee in accordance with the provisions of the Plan and the Trust Agreement. On August 3, 2023, the Supervisory Board, at the recommendation of the Liquidation Trustee, suspended the making of additional Trust distributions to Interestholders, pending the result of the investigation of a construction defect claim asserted against the Development Entity by the buyer of a single-family home sold by the Development Entity for approximately $60 million. At this time, it is unlikely that there will be another distribution, if any, to Interestholders until the construction defect claim and its related litigation are resolved. Holders of Liquidation Trust Interests are advised that the Trust has liquidated substantially all of its real estate assets and resolved nearly all of its Causes of Action, and given the pending construction defect claim, the Trust is unable to estimate the timing and amount of future distributions.

As of September 25, 2025, the Liquidation Trustee has declared eleven distributions to the Class A Interestholders. The distributions include a cash distribution on account of the then-allowed claims and a deposit is made into a restricted cash account for amounts that are or may become payable (a) in respect of Class A Interests that may be issued in the future upon the allowance of unresolved bankruptcy claims, (b) in respect of Class A Interests on account of recently allowed claims, (c) for holders of Class A Interests who failed to cash distribution checks mailed in respect of prior distributions, (d) for distributions that were withheld due to pending avoidance actions and (e) for holders of Class A Interests for which the Trust is waiting for further beneficiary information.

Part II
Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

As claims are resolved, additional Class A Interests may be issued or cancelled (see “Part 1, Item 1. Business, D. Plan Provisions Regarding the Company, 2. Treatment under the Plan of holders of claims against and equity interests in the Debtors and 3. Assets and liabilities of the Company”). Therefore, the total amount of a distribution declared may change. In addition, distributions may change if Interestholders that were previously deemed to have forfeited their rights to receive Class A Interest distributions subsequently respond, and if distributions are returned.

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

The following tables summarize the distributions declared Interestholders3, distributions paid and the activity in the restricted cash account for the periods from February 15, 2019 (inception) through June 30, 2025 and from February 15, 2019 (inception) through September 25, 2025:

			During the Period from February 15, 2019 (inception) through June 30, 2025 ($ in Millions)			During the Period from February 15, 2019 (inception) through September 25, 2025 ($ in Millions)

	Date Declared	$ per Class A Interest	Total Declared	Paid	Restricted Cash Account	Total Declared	Paid	Restricted Cash Account

Distributions Declared
First	3/15/2019	$3.75	$44.70	$42.32	$2.38	$44.70	$42.32	2.38
Second	1/2/2020	4.50	53.44	51.20	2.24	53.44	51.20	2.24
Third	3/31/2020	2.12	25.00	24.19	0.81	25.00	24.19	0.81
Fourth	7/13/2020	2.56	29.97	29.24	0.73	29.97	29.24	0.73
Fifth	10/19/2020	2.56	29.96	29.21	0.75	29.96	29.21	0.75
Sixth	1/7/2021	4.28	50.01	48.67	1.34	50.01	48.67	1.34
Seventh (a)	5/13/2021	2.58	30.04	29.35	0.69	30.04	29.35	0.69
Eighth	10/8/2021	3.44	40.02	39.14	0.88	40.02	39.14	0.88
Ninth	2/4/2022	3.44	39.98	39.15	0.83	39.98	39.15	0.83
Tenth	6/15/2022	5.63	65.02	64.19	0.83	65.02	64.19	0.83
Eleventh	5/10/2023	2.18	25.02	24.90	0.12	25.02	24.90	0.12
Subtotal		$37.04	$433.16	$421.56	$11.60	$433.16	$421.56	$11.60

Distributions Returned / (Reversed)
Disallowed/cancelled (b)					(6.73)			(6.73)
Returned (c)					0.74			1.28
Forfeited (d)					(1.15)			(1.15)
Subtotal					(7.14)			(6.60)

Distributions Paid from Reserve Account (e)					(3.82)			(3.83)

Distributions Payable, Net			as of 6/30/2025:		$0.64	as of 9/25/2025:		$1.17

(a)
The seventh distribution included the cash the Trust received from recoveries of Fair Funds.
(b)
As a result of claims being disallowed or Class A Interests cancelled.
(c)
Distribution checks returned or not cashed.
(d)
Distributions forfeited as Interestholders did not cash checks that were over 180 days old.
(e)
Paid as claims are allowed or resolved.

3 This table does not include a distribution of net proceeds of Forfeited Assets of approximately $4.15 million to the Qualifying Victims on December 17, 2024. Qualifying Victims consisted of the former holders of allowed Class 3 and 5 claims as of the Plan Effective Date and their permitted assigns but does not include former holders of Class 4 claims.

Part II
Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Since its inception, the Company has made substantial progress toward completion of its liquidation activities and has liquidated all but one real estate asset with a net carrying value of approximately $0.24 million. Holders of Liquidation Trust Interests are advised that given the pending construction defect claim, in particular, the Trust is unable to estimate the timing and amount of future distributions. At this time, it is unlikely that there will be another distribution, if any, to Interestholders until the construction defect claim and its related litigation are resolved and the Trust is unable to predict when this will occur.

On December 17, 2024, a distribution of net sales proceeds of approximately $4.15 million was paid to Qualifying Victims, which represented a distribution of approximately $4.71 per $1,000 of Total Net Qualifying Victim Claims. Approximately $20,000 was withheld by the Company pending receipt of further beneficiary information. As of September 25, 2025, approximately $12,000 is payable to Qualifying Victims.

Contractual Obligations

The Company has a month-to-month lease for office space, and it expects that it will continue to lease office space until the liquidation process is completed.

The Wind-Down Entity has part-time employment agreements with its two executive officers that are renewed automatically on an annual basis, subject to the right of either party to terminate the agreement at any time and for any reason on thirty days’ advance written notice.

Critical Accounting Policies and Practices

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accounting policies and practices that the Company believes are the most critical are discussed below. These accounting policies and practices require management to make decisions on subjective and/or complex matters that may inherently be uncertain. Estimates are required to prepare the consolidated financial statements in conformity with U.S. GAAP. Significant estimates, judgments and assumptions are required in a number of areas, including, but not limited to, general and administrative costs to be incurred until the completion of the liquidation activities of the Company, the cost of potential construction defect claims, estimated reserves for contingent liabilities, the estimated date of the completion of the Company’s liquidation activities and the administration of such claims after the Company’s liquidation activities are completed. In many instances, changes in the accounting estimates are likely to occur from period to period. Actual results may differ from the estimates. The Company believes the current assumptions and other considerations used in preparing the consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in the Company’s consolidated financial statements, the resulting changes could have a material adverse effect on the Company’s net assets in liquidation.

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

Part II
Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The Company accrues expected interest earnings when it can forecast the interest rate to be paid on its cash on deposit. The Company uses a forward yield curve to estimate the interest rates to be earned and its expected future cash balances to estimate the dollar amount that will earn interest through the currently expected Trust termination date of February 15, 2027.

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

In addition, the Company recognizes other amounts to be received based on contractual terms or when the amounts to be received are estimable.

Accrued Liquidation Costs

The estimated costs associated with implementing and completing the Company’s plan of liquidation are recorded as accrued liquidation costs to the extent they are known and reasonably estimable. Upon the recognition of a loss contingency, the associated costs that are probable and estimable are recognized in accrued liquidation costs.

Changes in Carrying Value

On a quarterly basis, the Company reviews the estimated net realizable values, liquidation costs and the estimated date of the completion of the Company’s liquidation activities and records any significant changes. If the Company has a change in its plan for the disposition of an asset, the carrying value will be adjusted to reflect this change in the period that the change is approved. The change in value may also include a change to the accrued liquidation costs related to the asset.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.

In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2025. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on its assessment, our management believes that, as of June 30, 2025, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.
Other Information

None.

Item 9C.
Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

None.

Part III
Item 10.
Directors, Executive Officers and Corporate Governance

The Liquidation Trustee

The Trust does not have directors or executive officers. All of the management and executive authority over the Trust reside in the Liquidation Trustee, subject to the supervision of the Supervisory Board.

Michael I. Goldberg, Esq., the Liquidation Trustee, age 61, has served as the Liquidation Trustee since inception of the Trust on February 15, 2019. Prior to that time, Mr. Goldberg served as a member of the Debtors’ independent board of managers and had been the SEC’s designee to that Board. Mr. Goldberg was unanimously selected to be the Liquidation Trustee by the Unsecured Creditors’ Committee, the Noteholder Committee, and the Unitholder Committee in the Debtors’ Bankruptcy Cases. Mr. Goldberg has been a partner in the law firm of Akerman LLP since 1997, where he is chair of the Fraud & Recovery Practice Group, a comprehensive fraud management team focusing on Ponzi schemes, receiverships, and EB-5 fraud. Mr. Goldberg has managed some of the largest Ponzi scheme liquidation recoveries in United States history and routinely testifies as a qualified expert witness on Ponzi schemes in federal and state court cases. Mr. Goldberg currently is the Receiver for Jay Peak and Q Resort, Inc., the owners and operators of a ski resort in northern Vermont, and for the Champlain Towers South condominium association in Surfside, Florida. For over 25 years, Mr. Goldberg has practiced law in the area of fraud and recovery and bankruptcy and reorganizations, regularly serving as a court-appointed fiduciary in unwinding Ponzi schemes. Mr. Goldberg holds Bachelor of Arts and Juris Doctor degrees from Boston University and a Master of Business Administration from New York University. He is admitted to practice law in state and federal courts in Florida and New York.

The Liquidation Trustee serves for the duration of the Trust, subject to earlier death, resignation or removal. The Liquidation Trustee may resign at any time by giving the Interestholders and the Supervisory Board at least sixty (60) days written notice of his or her intention to do so. The Liquidation Trustee may be removed and replaced by an order of the Bankruptcy Court upon the motion of the Supervisory Board and a showing of good cause, except that any proposed removal and replacement of Michael Goldberg as Liquidation Trustee will require a determination by the Bankruptcy Court that “cause” exists for such removal and replacement using the standard under Bankruptcy Code section 1104 made after notice of such proposed removal and replacement has been provided to the SEC. Under Bankruptcy Code section 1104, “cause” includes fraud, dishonesty, incompetence, or gross mismanagement of the affairs of the Trust.

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

Jay Beynon, age 78, has been a member of the Supervisory Board since inception of the Trust and was appointed to such office in accordance with the Plan and Trust Agreement. Beginning in February 2018 and continuing until February 15, 2019, Mr. Beynon served as a member of the Ad Hoc Noteholder Group in the Bankruptcy Cases. Mr. Beynon is a real estate investor and, prior to his retirement in 2011, was a businessman with over 27 years’ experience, including as founder and chief executive officer of The Beynon Company, a graphic design agency, and the founder of Hot Rod Speed Works, the designer and fabricator of custom automobiles.

Raymond C. Blackburn, M.D., age 76, has been a member of the Supervisory Board since inception of the Trust and was appointed to such office in accordance with the Plan and Trust Agreement. Beginning in January 2018 and continuing until February 15, 2019, Dr. Blackburn served as a member of the Ad Hoc Unitholder Committee in the Bankruptcy Cases. Dr. Blackburn is a licensed physician in Texas and holds a Bachelor of Arts in Chemistry from Oakwood University and a Doctor of Medicine from Loma Linda University School of Medicine. Dr. Blackburn specialized in and practiced dermatology in Dallas, Texas for nearly 38 years. Retired since August 2016, Dr. Blackburn maintains an active medical license in Texas. He is a retired member of the Dallas County Medical Society, the Texas State Medical Society and the American Academy of Dermatology.

Lynn Myrick, age 81, has been a member of the Supervisory Board since inception of the Trust and was appointed to such office in accordance with the Plan and Trust Agreement. Ms. Myrick was appointed to the Unsecured Creditors’ Committee in the Bankruptcy Cases on April 3, 2018 by the U.S. Trustee’s Office, succeeding to her husband Ron Myrick’s position after his death, and continued to serve on that committee until February 15, 2019. Retired since 2013, Ms. Myrick worked as an elementary school teacher and has experience in charitable fund-raising for the Boston Ballet and the Southwest Florida Symphony Society. Ms. Myrick holds an Associate of the Arts in Interior Design and a Bachelor of Science from the University of Louisville.

Part III
Item 10.
Directors, Executive Officers and Corporate Governance (Continued)

John J. O’Neill, age 82, has been a member of the Supervisory Board since inception of the Trust and was appointed to such office in accordance with the Plan and Trust Agreement. Beginning in December 2017 and continuing until February 15, 2019, Mr. O’Neill served as a member of the Unsecured Creditors’ Committee in the Bankruptcy Cases, having been appointed to such position by the U.S. Trustee’s Office. Retired since 2014, Mr. O’Neill is a former account executive at Merrill Lynch and the former president of an independently owned beverage distributor. Mr. O’Neill holds a Bachelor of Arts in Business Administration from Dickinson State University.

M. Freddie Reiss, age 78, has been a member of the Supervisory Board since August 21, 2019, at which time he was appointed to such office by the Supervisory Board. Mr. Reiss currently serves as the sole member of the Audit Committee and the sole member of the Cybersecurity Committee of the Supervisory Board. Additionally, Mr. Reiss has been a member of the Board of Managers since its inception and was appointed to such office under the Plan. Prior to that time, Mr. Reiss served as a member of the Debtors’ Board of Managers during the Bankruptcy Cases. Mr. Reiss is the former Senior Managing Director of the Corporate Finance/Restructuring Practice at FTI Consulting, an independent global business advisory firm, a position from which he retired in 2013. Mr. Reiss is currently an Independent Director of Blackrock TCP Tennenbaum Capital Corp. (August 2016 to May 2025), Blackrock Direct Lending Corp. (December 2020 to May 2025), Epsilyte Inc. (March 2024 to current), and QLESS Inc. (June 2024 to March 2025). Mr. Reiss was an independent director of Peer Street Inc. (April 2023 to July 2024), Amyris Inc. (August 2023 to March 2024), Eva Automation Inc. (March 2020 to January 2024), and Arclight and Pacific Theatres (August 2020 to July 2021). Mr. Reiss has over thirty years’ experience in strategic planning, cash management, liquidation analysis, covenant negotiations, forensic accounting and valuation. He specializes in advising on bankruptcies, reorganizations, business restructurings and providing expert witness testimony in respect of underperforming companies. Mr. Reiss is a certified insolvency and restructuring advisor, a certified public accountant in New York and California and a certified turnaround professional. He has been inducted into the American College of Bankruptcy and the Turnaround Management Association’s Hall of Fame. Mr. Reiss is a member of the American Institute of Certified Public Accountants and has completed the Director Education and Certification Program at the John E. Anderson School of Management of the University of California at Los Angeles. He holds a B.B.A. from City College of New York’s Bernard Baruch School of Business and a Master of Business Administration from City University of New York’s Baruch College.

Management of the Wind-Down Group

Marion W. Fong, age 61, has been the Chief Executive Officer of the Wind-Down Entity since January 1, 2023 and the Chief Financial Officer of the Wind-Down Entity since February 2019. Ms. Fong serves in the same capacity for the Wind-Down Subsidiaries. Ms. Fong is the founder and principal of Mariposa Real Estate Advisors, LLC (January 2001 to present), which provides real estate financial consulting services to public and private real estate companies, institutional investors, developers, operators and lenders. Ms. Fong has over 35 years’ experience in the real estate industry, including knowledge of many aspects of real estate development, acquisitions, dispositions, transaction structuring, workouts and restructuring and capital access. Ms. Fong was a partner in the Real Estate Advisory Service Group of Ernst & Young LLP and was a Senior Manager at Kenneth Leventhal & Company. Ms. Fong was admitted to the Counselors of Real Estate in 2000 and earned her Bachelor of Arts in Economics from Occidental College.

The Chief Executive Officer of the Wind-Down Entity is subject to the supervision of a Board of Managers. As of September 25, 2025, M. Freddie Reiss (whose biography is above) is the sole member of the Board of Managers.

David Mark Kemper II, age 47, has been the Chief Operating Officer of the Wind-Down Entity since February 2019 and was the Chief Investment Officer of the Wind-Down Entity from February 2019 through December 31, 2022. Mr. Kemper serves in the same capacity for the Wind-Down Subsidiaries. Prior to such appointment, Mr. Kemper served as financial advisor at Province, Inc., a nationally recognized financial advisory firm focusing on growth opportunities, restructurings and fiduciary-related services (March 2017 to February 2019), where he represented unsecured creditors in corporate bankruptcies and provided management and restructuring services to various companies. During the past five years, Mr. Kemper also has served as managing director of LandCap Advisors, a company engaged in providing real estate consulting services, where Mr. Kemper provided clients with real estate management and restructuring, lease advisory, valuation and feasibility, transaction advisory, portfolio, and project management services. Mr. Kemper has over 20 years’ experience in financial advisory, real estate and accounting services. Mr. Kemper holds a B.A. in Accounting from St. Mary’s University.

Insider Trading Policy

The Trust has adopted an Insider Trading Policy which governs the purchase and sale of the Trusts securities by “Woodbridge Insiders,” which includes the Liquidation Trustee, the Chief Executive Officer and manager of the Wind-Down Entity, the members of the Supervisory Board and the officers and employees of the Trust. A copy of the Insider Trading Policy has been filed as an Exhibit to this Annual Report.

Part III
Item 11.
Executive Compensation

Summary Compensation Table

Name and Principal Position at June 30, 2025 (1)	Fiscal Year	Base	Bonus		All Other Compensation (2)		Total

Michael I. Goldberg, Esq.	2025	$121,108	$269,905	(3)	NA		$391,013
Liquidation Trustee	2024	$140,334	$2,733,568	(3)	NA		$2,873,902

Marion W. Fong	2025	$420,000		(4)	$22,439		$442,439
Wind-Down Entity, CEO & CFO	2024	$420,000		(4)		(2)	$420,000

David Mark Kemper II	2025	$300,000		(4)	$21,541		$321,541
Wind-Down Entity, COO	2024	$300,000		(4)		(2)	$300,000

(1)
Includes all individuals who may be considered the executive officers of the Trust or the Wind-Down Entity.

(2)
In addition to salary and bonus, the named executive officers (other than Mr. Goldberg) may receive other annual compensation in the form of health, dental, vision and life insurance coverages. For fiscal year ended June 30, 2024, the total value of health, dental, vision, life insurance coverages did not exceed $10,000 in the aggregate for any named executive officer.

(3)
Mr. Goldberg is eligible for incentive compensation equal to 5% of total gross settlement amounts by the Trust from the pursuit of Causes of Action as further discussed below. Bonus amounts are attributed to the fiscal year in which they are settled. During fiscal years ended June 30, 2025 and 2024, $257,451 and $2,747,446, respectively, were paid.

(4)
Bonuses are attributed to the fiscal year in which they are earned. Ms. Fong and Mr. Kemper were each eligible for bonuses through December 31, 2022. The part-time employment agreements that became effective on January 1, 2023 do not provide for bonuses.

Liquidation Trustee of the Trust

As compensation in respect of service as Liquidation Trustee, Mr. Goldberg, as a partner at Akerman LLP, is entitled to (i) base compensation at an hourly rate of $598.95 per hour for calendar years 2025 and 2024 (these rates are net of a discount from Mr. Goldberg’s customary rates) and (ii) incentive compensation equal to 5% of total gross amounts recovered by the Trust from the pursuit of Causes of Action. Mr. Goldberg is not entitled to equity compensation, perquisites or personal benefits.

Mr. Goldberg’s base compensation was not determined by the Supervisory Board, but instead was established by, and the amount is fixed under, the Trust Agreement. Such base compensation cannot be modified except by amendment of the Trust Agreement. Amendment of the Trust Agreement effecting a modification of the compensation of the Supervisory Board would require either (a) an order of the Bankruptcy Court or (b) a written amendment signed by the Liquidation Trustee, which amendment has received the prior written approval of a majority of the members of the Supervisory Board. It is the understanding of the Supervisory Board that the base compensation is intended to compensate Mr. Goldberg for his time spent performing services as Liquidation Trustee. The Supervisory Board believes that base compensation at an hourly rate is standard and customary for bankruptcy and insolvency trustees, and that $598.95 per hour does not exceed Mr. Goldberg’s customary hourly rate for legal services performed by him as a partner of Akerman LLP.

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

The Fong Part-Time Agreement established an initial term of part-time employment commencing on January 1, 2023 and expiring on December 31, 2023. The initial term thereafter is subject to automatic renewal until terminated. The Fong Part-Time Agreement sets forth Ms. Fong’s duties as Chief Executive Officer and Chief Financial Officer and her compensation and rights to reimbursement of costs and expenses and indemnification. The Fong Part-Time Agreement is terminable by the death of Ms. Fong or by either the Wind-Down Entity or Ms. Fong at any time and for any reason on at least 30 days’ advance written notice.

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

The Kemper Part-Time Agreement establishes an initial term of part-time employment commencing on January 1, 2023 and expiring on December 31, 2023. The initial term thereafter is subject to automatic renewal until terminated. The Kemper Part-Time Agreement sets forth Mr. Kemper’s duties as Chief Operating Officer and his compensation and rights to reimbursement of costs and expenses and indemnification. The Kemper Part-Time Agreement is terminable by the death of Mr. Kemper or by either the Wind-Down Entity or Mr. Kemper at any time and for any reason on at least 30 days’ advance written notice.

Part III
Item 11.
Executive Compensation (Continued)

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

During the fiscal year ended June 30, 2025, there were no deliberations by the Supervisory Board regarding the compensation of Mr. Goldberg.

Compensation of Supervisory Board and Board of Managers

Each member of the Supervisory Board that does not serve on the Audit or Cybersecurity Committees receives (or received), as compensation in respect of service on the Supervisory Board, (i) $10,000 per month through January 31, 2020, (ii) $7,500 per month from February 1, 2020 through January 31, 2021, (iii) $5,000 per month from February 1, 2021 through January 31, 2022, and (iv) $2,500 per month for each calendar month thereafter until termination of the Trust in accordance with the Plan (prorated as appropriate if a member commences his or her service other than on the first day of a month or terminates his or her service other than on the last day of a month). The sole member of the Supervisory Board that serves on the Audit Committee receives, as compensation in respect of service, $7,500 per month. Further, the sole member of the Supervisory Board that serves on the Cybersecurity Committee receives additional compensation of $5,000 per month. All Supervisory Board members also are entitled to reimbursement by the Trust of all actual, reasonable and documented out-of-pocket expenses incurred in connection with their service on the Supervisory Board.

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

Each member of the Board of Managers (other than the CEO) received as compensation in respect of service on the Board of Managers, (i) $20,000 per month through January 31, 2020 and (ii) $15,000 per month for each calendar month of service thereafter. The Wind-Down Entity is required to reimburse each Manager in respect of all actual, reasonable and documented out-of-pocket expenses incurred by such Manager in accordance with Wind-Down Entity policies. Effective December 31, 2022, the number of members of the Board of Managers was reduced from three to two.

Part III
Item 11.
Executive Compensation (Continued)

Effective April 1, 2023, the two remaining members of the Board of Managers agreed to voluntarily reduce their monthly compensation from $15,000 per month per manager for each calendar month of service to $10,000 per month per manager for each calendar month of service.

Effective April 29, 2023, the number of members of the Board of Managers was further reduced from two to one. Effective May 1, 2023, no compensation is paid for being a member of the Board of Managers, except for reimbursement for actual, reasonable, and documented out-of-pocket expenses.

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

Part III
Item 11.
Executive Compensation (Continued)

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

Part III
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the equity securities of the Trust beneficially owned by each member of the Supervisory Board, the Liquidation Trustee and each executive officer named in the Summary Compensation Table (see “Item 11. Executive Compensation” of this Annual Report), and all members of the Supervisory Board, the Liquidation Trustee and all executive officers of the Wind-Down Entity as a group on September 25, 2025:

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
(2)
Based on 11,515,807 Class A Interests and 675,951 Class B Interests outstanding as of September 25, 2025.
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

Part II
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

The Trust is charged for the services at scheduled rates per task which, depending on the specific task, include flat rates, rates based on the volume of data processed, rates based on the number of data users, the hourly rates of Akerman LLP personnel, or other rates. The scheduled rates are believed to be the same as those charged by Akerman LLP to clients utilizing its legal services generally. The Supervisory Board, including the Audit Committee, approved the arrangement after determining that Akerman LLP’s rates would be more favorable to the Trust than those proposed to be charged by at least one other major alternative provider of legal support services. Due to uncertainty regarding the number, length and complexity of cases and the volume of discoverable documents, the Trust currently is unable to estimate the aggregate approximate dollar value of either Akerman LLP’s fees under this arrangement or Mr. Goldberg’s interest in this arrangement. During the year ended June 30, 2024, approximately $432,000 was paid related to these services. During the year ended June 30, 2025, no amounts were paid related to these services.

On May 12, 2025, the Company entered into an arrangement with Akerman LLP for the provision of legal services related to the Trust requesting a private letter ruling from the U.S. Internal Revenue Service concerning the Trust’s status as a liquidating trust under §301.7701.4(d) of the U.S. Treasury Regulations, which could be needed if the Trust requests an extension of the termination date beyond February 15, 2027. During the year ended June 30, 2025, no amounts were paid related to these services.

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

Part II
Item 14.
Principal Accounting Fees and Services

Principal Independent Registered Public Accounting Firm Fees

Set forth below are aggregate fees for professional accounting services for the years ended June 30, 2025 and 2024:

	Years Ended June 30,
	2025	2024

Audit Fees	$199,800	$199,800
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$199,800	$199,800

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

All services rendered by Baker Tilly for the years ended June 30, 2025 and 2024 were pre-approved by the Audit Committee in accordance with the policies and procedures described above.

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

Part IV
Item 15.
Exhibits and Financial Statement Schedules (Continued)

10.3	Second Amendment to Limited Liability Agreement of Woodbridge Wind-Down Entity LLC dated as of March 27, 2023, incorporated herein by reference to the Current Report on Form 8-K filed by the Trust on March 29, 2023.

10.4	Third Amendment to Limited Liability Agreement of Woodbridge Wind-Down Entity LLC dated as of April 28, 2023, incorporated herein by reference to the Current Report on Form 8-K filed by the Trust on May 1, 2023.

10.5	Indemnification Agreement dated November 12, 2019 between Woodbridge Wind-Down Entity LLC and Marion W. Fong, incorporated herein by reference to Amendment No. 1 to Registration Statement on Form 10 filed by the Trust on December 13, 2019.

10.6	Part-Time Employment Agreement dated November 30, 2022 between Woodbridge Wind-Down Entity and Marion W. Fong, incorporated herein by reference to the Current Report on Form 8-K filed by the Trust on December 1, 2022.

10.7	Part-Time Employment Agreement dated November 30, 2022 between Woodbridge Wind-Down Entity and David Mark Kemper II, incorporated herein by reference to the Current Report on Form 8-K filed by the Trust on December 1, 2022.

10.8	Indemnification Agreement dated November 12, 2019 between Woodbridge Wind-Down Entity LLC and David Mark Kemper II, incorporated herein by reference to Amendment No. 1 to Registration Statement on Form 10 filed by the Trust on December 13, 2019.

10.9	Stipulation and Settlement Agreement between the United States and Woodbridge Liquidation Trust, as approved by order of the United States Bankruptcy Court for the District of Delaware entered September 17, 2020, incorporated herein by reference to the Form 10-K filed by the Trust on September 28, 2020.

19.1*	Woodbridge Liquidation Trust Insider Trading Policy

31.1*	Certification of Liquidation Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Liquidation Trustee pursuant to 18 U.S.C. 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Findings of Fact, Conclusions of Law, and Order Confirming the First Amended Joint Chapter 11 Plan of Liquidation of Woodbridge Group of Companies, LLC and its Affiliated Debtors, entered October 26, 2018, incorporated herein by reference to the Registration Statement on Form 10 filed by the Trust on October 25, 2019.

101	The following financial statements from the Woodbridge Liquidation Trust Annual Report on Form 10-K for the year ended June 30, 2025, formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated statements of net assets in liquidation as of June 30, 2025 and 2024, (ii) consolidated statements of changes in net assets in liquidation for the years ended June 30, 2025 and 2024, (iii) the notes to the consolidated financial statements. XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

Woodbridge Liquidation Trust and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Supervisory Board and Liquidation Trustee of Woodbridge Liquidation Trust and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of net assets in liquidation of Woodbridge Liquidation Trust and Subsidiaries (the “Company”) as of June 30, 2025 and 2024, the related consolidated statements of changes in net assets in liquidation for the years ended June 30, 2025 and 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the net assets in liquidation of the Company as of June 30, 2025 and 2024, and the changes in net assets in liquidation for the years ended June 30, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America applied on the basis described below.

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

Irvine, California

September 25, 2025

Woodbridge Liquidation Trust and Subsidiaries Consolidated Statements of Net Assets in Liquidation As of June 30, 2025 and 2024
($ In Thousands)

	6/30/2025	6/30/2024

Assets
Cash, cash equivalents and short-term investments	$60,230	$56,010
Restricted cash (Note 3)	644	4,911
Other assets (Note 4)	3,280	2,459

Total assets	$64,154	$63,380

Liabilities
Accounts payable and accrued liabilities	$35	$23
Distributions payable	642	784
Accrued liquidation costs (Note 5)	26,143	22,704

Total liabilities	$26,820	$23,511

Commitments and Contingencies (Note 13)

Net Assets in Liquidation
Restricted for Qualifying Victims (Note 6)	$-	$4,110
All Interestholders	37,334	35,759

Total net assets in liquidation	$37,334	$39,869

See accompanying notes to consolidated financial statements.

Woodbridge Liquidation Trust and Subsidiaries Consolidated Statements of Changes in Net Assets in Liquidation For the Years Ended June 30, 2025 and 2024
($ in Thousands)

	Year Ended June 30, 2025			Year Ended June 30, 2024
	Restricted			Restricted
	For Qualifying	All		For Qualifying	All
	Victims	Interestholders	Total	Victims	Interestholders	Total

Net Assets in Liquidation as of beginning of period	$4,110	$35,759	$39,869	$3,491	$3,282	$6,773

Change in assets and liabilities (Note 7):
Restricted for Qualifying Victims:
Change in carrying value of assets and liabilities, net	43	-	43	619	-	619
Distributions (declared) reversed, net	(4,153)	-	(4,153)	-	-	-
Net change in assets and liabilities	(4,110)	-	(4,110)	619	-	619

All Interestholders:
Change in carrying value of assets and liabilities, net	-	1,491	1,491	-	32,070	32,070
Distributions (declared) reversed, net	-	84	84	-	407	407
Net change in assets and liabilities	-	1,575	1,575	-	32,477	32,477

Net Assets in Liquidation as of end of period	$-	$37,334	$37,334	$4,110	$35,759	$39,869

See accompanying notes to consolidated financial statements.

Woodbridge Liquidation Trust & Subsidiaries
Notes to Consolidated Financial Statements
As of June 30, 2025 and 2024

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

On December 24, 2019, the Trust’s Registration Statement on Form 10 became effective under the Securities Exchange Act of 1934. The trading symbol for the Trust’s Class A Interests is WBQNL. Bid and asked prices for the Trust’s Class A Interests are quoted on the OTC Link® ATS, the Securities and Exchange Commission (the “SEC”) registered alternative trading system. The Class A Interests are eligible for the Depository Trust Company’s Direct Registration System services. The Class B Interests are not registered with the SEC.

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

The Trust is to be terminated upon the first to occur of (i) the making of all distributions required to be made and a determination by the Liquidation Trustee that the pursuit of additional Causes of Action held by the Trust is not justified or (ii) March 31, 2026, subject to the extension of such date by the Bankruptcy Court. The Bankruptcy Court may approve an extension of the term if deemed necessary to facilitate or complete the recovery on, and liquidation of the, Trust assets.

Woodbridge Liquidation Trust & Subsidiaries
Notes to Consolidated Financial Statements
As of June 30, 2025 and 2024 (Continued)

During the quarter ended June 30, 2025, the Company concluded that its liquidation activities will not be completed by March 31, 2026 due to the pending construction defect claim against one of the Wind-Down Subsidiaries (the “Development Entity”) and related litigation. This litigation includes the Development Entity’s claims against its primary and excess insurers, and the prior owner, contractors, and other professionals involved in the development of the site and the construction of the home (see Notes 5 and 13 for additional information). The Company currently projects a revised estimated completion date for the Company’s liquidation activities of approximately February 15, 2027.

The Company is required to file a motion with the Bankruptcy Court to extend the termination date of the Trust beyond March 31, 2026 by September 30, 2025. The Company expects that the motion will be timely filed and that the Bankruptcy Court will grant the motion, as the extension is needed to resolve the construction defect claim and the related litigation. See Note 14 for additional information.

If it deems it necessary, or appropriate, the Company may seek one or more additional extensions of the termination date. If the Trust is extended beyond February 15, 2027, the Company will incur costs in addition to those that have been accrued to date.

Pursuant to the Wind-Down Entity’s Limited Liability Company Agreement, the Wind-Down Entity shall dissolve upon the first to occur of the following: (i) the written consent of the Trust, (ii) the entry of a decree of judicial dissolution under Section 18-802 of the Delaware LLC Act and (iii) the sale or other disposition of all of the Wind-Down Entity’s assets.

Description of Business

The Company is required to liquidate its assets and distribute available cash to the Trust beneficiaries. The liquidation activities are carried out by the Trust, the Wind-Down Entity and the Wind-Down Subsidiaries. With the exception of the activities described below, the Company’s operations are substantially complete.

The Trust is prosecuting four remaining Causes of Action acquired by the Trust pursuant to the Plan (see Note 11 for additional information) and pursuing the collection of settlement receivables and judgments. As of June 30, 2025, the Trust owns one single-family home subject to a life estate (see Note 4 for additional information).

As of June 30, 2025, the Wind-Down Entity’s primary activity is addressing the resolution of a construction defect claim and the related litigation (see Notes 5 and 13 for additional information). The Wind-Down Entity has sold all of its real estate assets.

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

Woodbridge Liquidation Trust & Subsidiaries
Notes to Consolidated Financial Statements
As of June 30, 2025 and 2024 (Continued)

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

2)   Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. These consolidated financial statements have been presented in accordance with Accounting Standards Codification (“ASC”) Subtopic 205-30, “Liquidation Basis of Accounting,” as amended by Accounting Standards Update (“ASU”) No. 2013-07, “Presentation of Financial Statements (Topic 205), Liquidation Basis of Accounting.”

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

Liabilities, including estimated costs associated with implementing and completing the Plan, are measured in accordance with U.S. GAAP that otherwise apply to those liabilities. The Company has recorded estimated development costs, estimated reserves for contingent liabilities including potential construction defect claims, and the estimated general and administrative costs to be incurred until the completion of the liquidation of the Company. When estimating development costs, the Company considered estimates of costs to complete repairs and to address potential construction defect claims and other costs. Projected general and administrative cost estimates take into account operating costs through the completion of the liquidation of the Company, currently estimated to be approximately February 15, 2027.

These estimated amounts are presented in the accompanying consolidated statements of net assets in liquidation. As additional information becomes available, the estimated amounts may change. All changes in the estimated liquidation value of the Company’s assets and liabilities are reflected as a change to the Company’s net assets in liquidation.

On a quarterly basis, the Company reviews the estimated liquidation costs, the estimated date of the completion of the liquidation of the Company and records any significant changes.

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

Woodbridge Liquidation Trust & Subsidiaries
Notes to Consolidated Financial Statements
As of June 30, 2025 and 2024 (Continued)

The Company accrues expected interest earnings when it can reasonably estimate the amount to be received. The Company uses a forward yield curve to estimate the interest rates to be earned and its expected future cash balances to estimate the dollar amount that will earn interest through the currently estimated Trust termination date of approximately February 15, 2027.

The measurement of real estate assets is based on current contracts if contingencies (if any) have been removed, estimates and other indications of sales value, net of estimated costs. The secured loan was recorded at the amount of the contractual interest payments and principal repayment of the loan, net of estimated costs.

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

Accrued Liquidation Costs

The Company accrues estimated liquidation costs to the extent they are known and are reasonably estimable. These costs consist of (a) estimated development costs, primarily costs to address the Development Entity’s construction defect claim and estimated reserves for contingent liabilities including potential construction defect claims and the administration of such potential construction defect claims after the Company’s liquidation activities are completed (see Notes 5 and 13 for additional information) and (b) estimated general and administrative costs, including payroll, legal and other professional fees, trustee and board fees, rent and other office related expenses, and other general and administrative costs to operate the Company until the completion of the Company's liquidation activities, currently estimated to be approximately February 15, 2027. Accrued liquidation costs for general and administrative costs consider the estimated recurring historical amounts as well as expected costs to terminate the trust. If the Trust is extended beyond February 15, 2027, the Company will incur costs in addition to those that have been accrued to date.

Upon the recognition of a loss contingency, the associated costs that are probable and estimable are recognized in accrued liquidation costs. As of June 30, 2025, accrued liquidation costs include estimated costs for the initial repair phase, and certain preliminary estimated costs for the evaluation and engineering and costs of subsequent phases of repair. The Company has included preliminary estimates of costs to complete subsequent phases of repair to address the construction defect claim asserted against the Development Entity, but it is unknown whether all or a portion of such costs will be ultimately borne by third parties (including the Company’s insurers). In addition, such estimates are based on a preliminary scope of work. As stated above, the Company reviews the accrued costs every quarter and records any significant changes based on available information.

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

Woodbridge Liquidation Trust & Subsidiaries
Notes to Consolidated Financial Statements
As of June 30, 2025 and 2024 (Continued)

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

Segments

The Company has one reportable segment as described in Note 12.

Reclassifications

The Company has reclassified certain amounts related to its prior period consolidated financial statements to conform to its current period presentation.

3)   Restricted Cash

The Company’s restricted cash as of June 30, 2025 and 2024, is as follows ($ in thousands):

	June 30, 2025		June 30, 2024

Distributions restricted by the Company (a)	$632		$786
Forfeited Assets (Note 6)	12	(b)	4,125
Total restricted cash	$644		$4,911

(a)  Related to unresolved claims, distributions for recently allowed claims, uncashed distribution checks, distributions withheld due to pending avoidance actions and distributions that the Trust is waiting for further beneficiary information.

(b)
Related to distributions payable at June 30, 2025.

Woodbridge Liquidation Trust & Subsidiaries
Notes to Consolidated Financial Statements
As of June 30, 2025 and 2024 (Continued)

4)   Other Assets

The Company’s other assets as of June 30, 2025 and 2024, are as follows ($ in thousands):

	June 30, 2025	June 30, 2024

Accrued interest (a)	$2,883	$1,790
Real estate assets, net (b)	240	498
Settlement receivables, net (c)	110	67
Forfeited Assets (Note 6) (a)(d)	-	58
Other	47	46
Total other assets	$3,280	$2,459

(a)
The Company accrues interest in the amount that it estimates it will earn on its cash on deposit during the period from July 1, 2025 through February 15, 2027 and during the period from July 1, 2024 through March 31, 2026, respectively. The accrued interest relating to Forfeited Assets is included in the Forfeited Assets line.

(b)
Real estate assets at June 30, 2025 consist of one single-family home subject to a life estate located in the state of Florida. Real estate assets at June 30, 2024 consist of one loan secured by properties located in the state of Ohio and one single-family home subject to a life estate located in the state of Florida.

During the year ended June 30, 2025, the Company received approximately $298,000 representing the payoff of the secured note receivable plus default interest. During the year ended June 30, 2024, the Company sold the real property located in Hawaii for net proceeds of approximately $500,000.

(c)
Net of an allowance for uncollectible settlement receivables, which was approximately $175,000 and $141,000 as of June 30, 2025 and 2024, respectively.

(d)
Includes accrued interest of approximately $36,000 at June 30, 2024. There was no accrued interest at June 30, 2025.

Woodbridge Liquidation Trust & Subsidiaries
Notes to Consolidated Financial Statements
As of June 30, 2025 and 2024 (Continued)

5)   Accrued Liquidation Costs

The following is a summary of the items included in accrued liquidation costs as of June 30, 2025 and 2024 ($ in thousands):

	June 30, 2025	June 30, 2024

Development costs	$11,572	$8,888

General and administrative costs:
Legal and other professional fees	8,128	7,453
Directors and officers insurance	3,115	3,132
Payroll and payroll-related	2,299	2,273
Board fees and expenses	500	525
Other	529	433
Total general and administrative costs	14,571	13,816

Total accrued liquidation costs	$26,143	$22,704

During the year ended June 30, 2025, the Company accrued development costs of approximately $5.8 million related to the construction defect claim asserted against one of the Wind-Down Subsidiaries. At June 30, 2025, the Company’s accrued development costs consist of costs incurred but not yet paid, and costs to be incurred, in connection with the construction defect claim asserted against the Development Entity. These costs include the estimated costs for the initial repair phase of the subject property, as well as estimated costs for the evaluation and engineering and preliminary estimated costs of subsequent phases of repair based on an initial scope of work. Accrued development costs also include estimated legal and professional fees for coordinating the pursuit of litigation related to the construction defect and related insurance claims based on information available to date.

Additional repairs beyond the initial phase will be necessary. The scope of work for the subsequent repairs, timing and cost are based on preliminary estimates. The costs for the subsequent phases of repair, as well as related legal and professional fees, will be reviewed quarterly, and the Company will record any significant changes. A portion of the accrued development costs relate to estimated reserves for contingent liabilities, including other potential construction defect claims, and the administration of such claims after the Company’s liquidation activities are completed. See Note 13 for additional information.

The Company is currently unable to estimate whether all or a portion of the total costs will ultimately be borne by third parties (including the Company’s insurers). Any future insurance recoveries will be recorded when they are deemed probable and estimable. Insurance reimbursements received to date are included in cash, cash equivalents and short-term investments and have not been netted against accrued development costs in the Company's consolidated financial statements.

The Company has concluded that its liquidation activities will not be completed by March 31, 2026 due to the pending construction defect claim against the Development Entity and related litigation. This litigation includes the Development Entity’s claims against its primary and excess insurers, and the prior owner, contractors, and other professionals involved in the development of the site and the construction of the home. The Company currently projects a revised estimated completion date for the Company’s liquidation activities of approximately February 15, 2027.

Woodbridge Liquidation Trust & Subsidiaries
Notes to Consolidated Financial Statements
As of June 30, 2025 and 2024 (Continued)

The change of the estimated completion date of the Company’s liquidation activities resulted in additional accrued liquidation costs of approximately $5.5 million. The additional costs are primarily legal and other professional fees and payroll and payroll-related costs.

The Company is required to file a motion with the Bankruptcy Court to extend the termination date of the Trust beyond March 31, 2026 by September 30, 2025. The Company expects that the motion will be timely filed and that the Bankruptcy Court will grant the motion, as the extension is needed to resolve the construction defect claim and the related litigation. See Note 14 for additional information. If the Trust is extended beyond February 15, 2027, the Company will incur costs in addition to those that have been accrued to date.

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

In March 2021, the Trust received certain Forfeited Assets from the DOJ, including cash and other assets, and the Company recorded the total estimated net realizable value of the Forfeited Assets of approximately $3,459,000. On February 23, 2024, the Trust received and recorded approximately $560,000 in cash from the DOJ that was forfeited by a co-defendant of Robert Shapiro. As of June 30, 2024, the Company had sold a majority of the non-cash assets. The Company sold the last non-cash asset in October 2024 for approximately $1,000. As of June 30, 2025, the Trust has completed its activities related to the liquidation of the Forfeited Assets.

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

On December 17, 2024, a distribution of net sales proceeds of Forfeited Assets of approximately $4.15 million was paid to Qualifying Victims, which represented a distribution of approximately $4.71 per $1,000 of Total Net Qualifying Victim Claims. Approximately $20,000 was withheld by the Company pending receipt of further beneficiary information. As of June 30, 2025, approximately $12,000 is payable to Qualifying Victims.

The Forfeited Assets included in the Company’s June 30, 2025 and 2024 consolidated financial statements are as follows ($ in thousands):

	June 30, 2025	June 30, 2024

Restricted cash (Note 3)	$12	$4,125
Other assets (Note 4)	-	58
Distributions payable	(12)	-
Accrued liquidation costs - primarily legal and professional fees	-	(73)
Net assets in liquidation - restricted for Qualifying Victims	$-	$4,110

Because of the requirement to distribute the net sale proceeds of the Forfeited Assets to Qualifying Victims only, the Forfeited Assets are presented in the consolidated statement of net assets in liquidation as Restricted for Qualifying Victims.

Woodbridge Liquidation Trust & Subsidiaries
Notes to Consolidated Financial Statements
As of June 30, 2025 and 2024 (Continued)

7)   Net Change in Assets and Liabilities

Restricted for Qualifying Victims:

The following is a summary of the change in the carrying value of assets and liabilities, net (Restricted for Qualifying Victims) during the year ended June 30, 2025 ($ in thousands):

	Cash	Remeasure-
	Activities	ment	Total

Cash, cash equivalents and short-term investments	$-	$-	$-
Restricted cash	28	-	28
Other assets	(91)	33	(58)
Total assets	$(63)	$33	$(30)

Accounts payable and accrued liabilities	$(6)	$6	$-
Accrued liquidation costs	(58)	(15)	(73)
Total liabilities	$(64)	$(9)	$(73)

Change in carrying value of assets and liabilities, net	$1	$42	$43

The following is a summary of the distributions (declared) reversed, net for Qualifying Victims during the year ended June 30, 2025 ($ in thousands):

Distributions declared	$(4,153)
Distributions reversed	-
Distributions declared, net	$(4,153)

Distributions payable related to Qualifying Victims increased by approximately $12,000 during the year ended June 30, 2025.

Woodbridge Liquidation Trust & Subsidiaries
Notes to Consolidated Financial Statements
As of June 30, 2025 and 2024 (Continued)

The following is a summary of the change in the carrying value of assets and liabilities, net (Restricted for Qualifying Victims) during the year ended June 30, 2024 ($ in thousands):

	Cash	Remeasure-
	Activities	ment	Total

Cash, cash equivalents and short-term investments	$-	$-	$-
Restricted cash	935	-	935
Other assets	(421)	44	(377)
Total assets	$514	$44	$558

Accounts payable and accrued liabilities	$-	$-	$-
Accrued liquidation costs	(61)	-	(61)
Total liabilities	$(61)	$-	$(61)

Change in carrying value of assets and liabilities, net	$575	$44	$619

There were no distributions declared or reversed (Restricted for Qualifying Victims) during the year ended June 30, 2024.

There was no change in distributions payable relating to Qualifying Victims during the year ended June 30, 2024.

All Interestholders

The following is a summary of the change in the carrying value of assets and liabilities, net for All Interestholders during the year ended June 30, 2025 ($ in thousands):

	Cash	Remeasur-
	Activities	ment	Total

Cash, cash equivalents and short-term investments	$4,137	$-	$4,137
Restricted cash	(1)	-	(1)
Other assets	(10,471)	11,350	879
Total assets	$(6,335)	$11,350	$5,015

Accounts payable and accrued liabilities	$(310)	$322	$12
Accrued liquidation costs	(7,095)	10,607	3,512
Total liabilities	$(7,405)	$10,929	$3,524

Change in carrying value of assets and liabilities, net	$1,070	$421	$1,491

The following is a summary of the distributions (declared) reversed, net for All Interestholders during the year ended June 30, 2025 ($ in thousands):

Distributions declared	$-
Distributions reversed	84
Distributions (declared) reversed, net	$84

Woodbridge Liquidation Trust & Subsidiaries
Notes to Consolidated Financial Statements
As of June 30, 2025 and 2024 (Continued)

Distributions payable relating to All Interestholders decreased by approximately $154,000 during the year ended June 30, 2025.

The following is a summary of the change in the carrying value of assets and liabilities, net for All Interestholders during the year ended June 30, 2024 ($ in thousands):

	Cash	Remeasure-
	Activities	ment	Total

Cash, cash equivalents and short-term investments	$29,895	$-	$29,895
Restricted cash	7	-	7
Other assets	(40,390)	39,826	(564)
Total assets	$(10,488)	$39,826	$29,338

Accounts payable and accrued liabilities	$(2,752)	$2,738	$(14)
Accrued liquidation costs	(7,783)	5,065	(2,718)
Total liabilities	$(10,535)	$7,803	$(2,732)

Change in carrying value of assets and liabilities, net	$47	$32,023	$32,070

The following provides details of the distributions (declared) reversed, net for All Interestholders during the year ended June 30, 2024 ($ in thousands):

Distributions declared	$-
Distributions reversed	407
Distributions (declared) reversed, net	$407

Distributions payable relating to All Interestholders decreased by approximately $499,000 during the year ended June 30, 2024.

8)    Liquidation Trust Interests

The following table summarizes the Liquidation Trust Interests (rounded) for the years ended June 30, 2025 and 2024:

	For the Year Ended June 30,
	2025		2024
Liquidation Trust Interests	Class A	Class B	Class A	Class B

Outstanding at beginning of year	11,516,474	675,951	11,515,800	675,617
Allowed claims	-	-	1,896	334
Settlement of claims by cancelling Liquidation
Trust Interests	(667)	-	(1,222)	-
Outstanding at end of year	11,515,807	675,951	11,516,474	675,951

Woodbridge Liquidation Trust & Subsidiaries
Notes to Consolidated Financial Statements
As of June 30, 2025 and 2024 (Continued)

At the Plan Effective Date, certain claims were disputed. As those disputed claims are resolved, additional Class A Interests and (if applicable) Class B Interests are issued on account of allowed claims and no Class A Interests or Class B Interests are issued on account of disallowed claims. The following table summarizes the unresolved claims against the Debtors as they relate to Liquidation Trust Interests (rounded) for the years ended June 30, 2025 and 2024:

	For the Year Ended June 30,
	2025		2024
Liquidation Trust Interests	Class A	Class B	Class A	Class B

Reserved for unresolved claims at beginning of year	2,078	-	13,875	333
Allowed claims	-	-	(1,896)	(333)
Disallowed claims	(2,078)	-	(9,901)	-
Reserved for unresolved claims at end of year	-	-	2,078	-

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

On August 3, 2023, the Supervisory Board, at the recommendation of the Liquidation Trustee, suspended the making of additional Trust distributions to Interestholders, pending the result of the investigation of a construction defect claim asserted against the Development Entity by the buyer of a single-family home sold by the Development Entity for approximately $60 million. At this time, it is unlikely that there will be another distribution, if any, to Interestholders until the construction defect claim and related litigation are resolved. Holders of Liquidation Trust Interests are advised that the Trust has one real estate asset and resolved nearly all of its Causes of Action, and given the pending construction defect claim, the Trust is unable to estimate the timing and amount of future distributions.

There were no distributions to Interestholders declared during the years ended June 30, 2025 or 2024. There was a distribution declared and paid to Qualifying Victims in respect of Forfeited Assets during the year ended June 30, 2025 (see Note 6 for additional information).

As claims are resolved, additional Class A Interests may be issued or cancelled. Therefore, the total amount of a distribution declared may change. In addition, distributions may change if Interestholders that were previously deemed to have forfeited their rights to receive Class A Interest distributions subsequently respond and if distributions are returned.

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

Woodbridge Liquidation Trust & Subsidiaries
Notes to Consolidated Financial Statements
As of June 30, 2025 and 2024 (Continued)

During the years ended June 30, 2025 and 2024, as (a) claims were resolved, (b) claims were recently allowed, (c) addresses for holders of uncashed distribution checks were obtained, (d) pending avoidance actions were resolved and (e) further beneficiary information was received, distributions of approximately $70,000 and $92,000, respectively, were paid to holders of Class A Interests from the restricted cash account and distributions payable were reduced by the same amount.

During the years ended June 30, 2025 and 2024, distributions payable to holders of Class A Interests of approximately $84,000 and $407,000, respectively, were released from the restricted cash account, and distributions payable to holders of Class A Interests were reduced by the same amount related to claims disallowed or Class A Interests being cancelled.

10)   Related Party Transactions

The Liquidation Trustee of the Trust is entitled to receive 5% of the total gross amount recovered by the Trust from the pursuit of the Causes of Action. During the years ended June 30, 2025 and 2024, approximately $270,000 and $2,734,000, respectively, were accrued as amounts due to the Liquidation Trustee. As of June 30, 2025 and 2024, approximately $31,000 and $18,000, respectively, were payable to the Liquidation Trustee. These amounts are included in accounts payable and accrued liabilities in the accompanying Consolidated Statements of Net Assets in Liquidation. During the years ended June 30, 2025 and 2024, approximately $257,000 and $2,747,000, respectively, were paid to the Liquidation Trustee.

Akerman LLP, a law firm based in Miami, Florida, of which the Liquidation Trustee is a partner, provides legal services to the Trust. The Liquidation Trustee of the Trust is entitled to base compensation at an hourly rate of $598.95 for calendar years 2025 and 2024 (these rates are net of a negotiated 10% discount of his customary rates). In addition, Akerman LLP is paid for the time other professionals at the firm spend working on matters for the Company and is reimbursed for out-of-pocket expenses incurred. During the years ended June 30, 2025 and 2024, the amounts paid to Akerman LLP for these services were approximately $126,000 and $149,000, respectively. The amounts payable to Akerman LLP as of June 30, 2025 and 2024 were approximately $48,000 and $17,000, respectively. These amounts are included in accrued liquidation costs.

In November 2019, the Trust entered into an arrangement with Akerman LLP of which the Liquidation Trustee is a partner, for the provision, at the option of the Trust on an as-needed basis, of e-discovery and related litigation support services in connection with the Trust’s prosecution of the Causes of Action, which services are not included in the services provided by Akerman described in the paragraph above. Under the arrangement, the Trust was charged for the services at scheduled rates per task which, depending on the specific task, include flat rates, rates based on volume of data processed, rates based on the number of data users, the hourly rates of Akerman LLP personnel, or other rates. During the year ended June 30, 2024, approximately $432,000 was paid related to these services. No amounts were paid relating to these services during the year ended June 30, 2025. There are no outstanding payables to Akerman LLP as of June 30, 2025 and 2024 relating to these services .

On May 12, 2025, the Company entered into an arrangement with Akerman LLP for the provision of legal services related to the Trust requesting a private letter ruling from the U.S. Internal Revenue Service concerning the Trust’s status as a liquidating trust under §301.7701.4(d) of the U.S. Treasury Regulations, which could be needed if the Trust requests an extension of the termination date beyond the February 15, 2027 date. No amounts were paid relating to these services during the year ended June 30, 2025. There are no outstanding payables to Akerman LLP as of June 30, 2025 relating to these services.

11)   Causes of Action

One of the Trust’s liquidation activities is to litigate and/or settle Causes of Action. The main areas of litigation have involved actions against Comerica Bank, nine law firms and 10 individual attorneys. As of June 30, 2025, the cases against Comerica Bank, the law firms and the individual attorneys have all been settled or dismissed. During the year ended June 30, 2025, the remaining case against one law firm and one individual attorney was settled. During the year ended June 30, 2024, the cases against four law firms and four individual attorneys were settled. The Company recognizes recoveries from settlements when an agreement is executed, final court approval is received (if required), and collectability is reasonably assured.

Woodbridge Liquidation Trust & Subsidiaries
Notes to Consolidated Financial Statements
As of June 30, 2025 and 2024 (Continued)

The Trust has also filed numerous avoidance actions, most of which have been resolved, resulting in settlement recoveries by or judgments in favor of the Trust. As of June 30, 2025, four legal actions remain pending. Additionally, since February 15, 2019 and as of June 30, 2025, the Trust has obtained default, stipulated and summary judgments related to certain avoidance actions. It is unknown at this time how much, or if anything, will ultimately be collected on the judgments. Therefore, the Company does not recognize any recoveries from these judgments until collectability is reasonably assured.

During the years ended June 30, 2025 and 2024, the Company recorded approximately $3,741,000 and $37,908,000, respectively, from the settlement of Causes of Action. The Company also recorded liabilities of 5% of the settlements as amounts payable to the Liquidation Trustee and an allowance for uncollectible settlement installment receivables. See Note 4 for additional information about the settlement receivables, net as of June 30, 2025 and 2024.

12)   Segment Reporting

ASC 280, Segment Reporting (“Topic 280”), establishes standards for reporting information about operating segments on a basis consistent with the Company's internal organizational structure as well as information about geographical areas and business segments. The Company’s only business activity is to liquidate the Company’s assets, settle Causes of Action and distribute the available cash to the Interestholders. As discussed in Note 2, the Company uses the Liquidation Basis of Accounting and therefore doesn’t report revenues in its consolidated financial statements. The Company is managed on a consolidated basis.

The chief operating decision maker (“CODM”) has been identified as the Liquidation Trustee, who reviews results when making decisions about allocating resources and assessing performance and the management of the Company’s business activities. The CODM reviews consolidated financial performance on a quarterly basis including accrued liquidation costs as presented in Note 5. Based on management’s assessment, the Company determined that it has only one operating segment and therefore one reportable segment, as defined by Topic 280.

The accounting policies for the Company’s single reportable segment are the same as those described in Note 2. The measure of segment assets is reported on the Consolidated Statement of Net Assets in Liquidation, and the CODM assesses performance and decides how to allocate resources based on the consolidated changes in net assets in liquidation as reported in the consolidated financial statements.

13)   Commitments and Contingencies

Since the Company uses the Liquidation Basis of Accounting, the Company has accrued estimated liquidation costs to the extent they are known and are reasonably determinable, which includes the items discussed in this footnote.

Office Lease

The Company has a month-to-month lease for office space which may be terminated with no less than one month’s notice from the first day of any calendar month. The monthly rent is approximately $2,000.

Employment Agreements

The Wind-Down Entity has part-time employment agreements with its two executive officers which renew automatically on an annual basis, subject to the right of either party to terminate the agreement at any time and for any reason on thirty days’ advance written notice.

Woodbridge Liquidation Trust & Subsidiaries
Notes to Consolidated Financial Statements
As of June 30, 2025 and 2024 (Continued)

Construction Defect Claim

In June 2023, the owner of a single-family home sold by the Development Entity for approximately $60 million asserted a construction defect claim against the Development Entity. The claim currently alleges soils-related damage to retaining walls, the pool, indoor and outdoor flooring, among other things, and other damage resulting from water leaks. The Development Entity’s engineering consultants have been evaluating a multi-phase repair plan to address the situation.

The recommended scope of work for the initial phase includes the repair and remediation of a retaining wall. On August 7, 2024, the Development Entity submitted a building permit application to the Los Angeles Department of Building and Safety (“LADBS”) for the retaining wall repair. As of June 30, 2025, the building permit for the initial repair had not been approved but was expected to be approved in the third quarter of 2025. Based on current information, the initial phase is expected to take three to six months to complete. Once the initial retaining wall repair is completed, the retaining wall and site will need to be monitored for a period of time.

The Development Entity’s consultants and engineers are evaluating the scope of repairs that will be needed after the retaining wall is repaired. Engineering studies, site soils analyses and site monitoring are in process, the results of which are expected to help define the required additional scope of work. Thus far, certain repairs have been identified to repair the pool, pool deck and cracks in the interior ceilings and floors. Additional repairs may be identified based on the results of additional testing and site evaluation and after the retaining wall is repaired.

In addition, there have been other construction defect claims that have required immediate repair. In October 2024, the Development Entity was notified about a potential leak in the pool that was causing water levels to decrease more rapidly than usual. A leak specialist was retained to test and identify the leak location and underground pipes were replaced. In February 2025, the Development Entity was made aware of potential damage resulting from water leaks and seepage in the garage and other areas of the home. In response, the Development Entity retained consultants to assist with the evaluation of the causes of the situation and to determine appropriate remediation measures. In March 2025, the Development Entity was informed that another glass pane had broken at the property due to ongoing movement on the site. The Development Entity has completed some repairs in response to these claims, but until the initial repair of the retaining wall and monitoring activities are completed, the Development Entity is unable to complete all necessary repairs. In addition, the Development Entity is unable to determine whether these damages resulted from the same underlying issues currently being addressed.

As of June 30, 2025, there is $9.1 million accrued for estimated costs related to the Development Entity’s construction defect claim, including an additional accrual of $4.0 million during the quarter ended June 30, 2025. The estimated costs are the Development Entity’s best estimate at this time and are subject to change as additional information becomes available. As the results of the initial phase of repair and information from the related monitoring become available and the planning for the subsequent phases is finalized, additional costs may need to be accrued. The amount of the Development Entity’s ultimate exposure for the construction defect claim is currently unknown and may be materially in excess of the amount that has been accrued as of June 30, 2025 in the Company’s consolidated financial statements (see Note 5 for additional information). The Development Entity reviews these estimates on a quarterly basis and accrues updated cost estimates as appropriate.

Based on current information available to it, the Development Entity believes that the repairs to address the construction defect claims can be completed by February 15, 2027; however, it may take longer based on the results of the initial phase of repair and subsequent monitoring and repair scope.

Construction Defect Insurance

The Company believes that all or a portion of the costs related to the construction defect claim may ultimately be borne by third parties, including the Development Entity’s insurers, as described below.

The Development Entity purchased primary and two excess coverage insurance policies covering certain risks arising out of the Development Entity’s development of the single-family home which is the subject of the construction defect claim. The Development Entity tendered the claim to its primary and excess layer insurers on June 28, 2023. The insurer that issued the primary and first excess layer coverage has agreed to defend the Development Entity subject to a reservation of rights. To date, this insurer has advanced the Development Entity approximately $4.1 million for the estimated cost of the initial repair phase and reimbursed the Development Entity approximately $1.0 million relating to some, but not all of the out-of-pocket costs incurred by the Development Entity which it asserts are covered by the primary and first excess layer policies. The funds advanced by this insurer are included in cash, cash equivalents and short-term investments and have not been netted against accrued development costs in the Company’s consolidated financial statements.

Woodbridge Liquidation Trust & Subsidiaries
Notes to Consolidated Financial Statements
As of June 30, 2025 and 2024 (Continued)

The Development Entity has exhausted its primary coverage and has approximately $700,000 of remaining coverage with its first excess layer insurer and has tendered its claim to the second excess layer insurer. At this time, the second excess layer insurer has not accepted coverage and has not agreed to defend the Development Entity.

Litigation

Prior to the receipt of any reimbursements and advance payments, on August 9, 2024, the Development Entity filed a lawsuit against its primary and two excess layer insurers demanding that they defend and indemnify it against the construction defect claim. The lawsuit seeks, among other relief, damages from the primary and two excess layer insurers for amounts the Development Entity has incurred, and may incur, in connection with the investigation and repair of the construction defect claim, as well as declaratory relief against the primary and excess layer insurers. On August 20, 2024, the lawsuit against the insurers was stayed until October 21, 2024. On October 15, 2024, the Development Entity agreed to extend the stay by an additional three months, until January 29, 2025, during which time the parties agreed to seek informal resolution of the dispute. On October 24, 2024, the Development Entity dismissed its claim against the second excess layer insurance carrier without prejudice and subject to a tolling agreement. On January 27, 2025, the primary and first excess layer insurer approved coverage for the initial repair phase. The case against the primary and first excess layer insurer is currently stayed until the initial case management conference, which is currently scheduled to occur on October 30, 2025. The Trust may add the second excess layer insurer to the litigation if the second excess layer insurer refuses to provide coverage after the primary and first excess layer policy is exhausted.

Additionally, on May 28, 2024, the Development Entity filed a lawsuit against 13 different parties, including the prior owner, contractors, including G3, and other professionals involved in the development of the site and the construction of the home. G3 is a construction firm specializing in the development of high-end luxury residences. G3 is owned by Terry Goebel, who was a member of the Supervisory Board until his resignation on March 5, 2024, and his son Terry Goebel. The lawsuit seeks, among other relief, contribution from these parties for the costs that the Development Entity has incurred, and may incur, in connection with the investigation and repair of the construction defect claim. Based on further investigation after filing of the complaint, the Development Entity dismissed three defendants without prejudice. A mediation was held on February 20, 2025, which did not result in a settlement. The parties agreed to allow each other time to gather and exchange information, as needed. A subsequent mediation date has not been scheduled. This litigation is in its preliminary stages, and the Company cannot predict whether the Development Entity will be successful in recovering the costs incurred to date and further costs incurred to address the construction defect claim from these parties.

The Company has accrued legal and professional costs related to pursuing the aforementioned litigation. Actual costs incurred may exceed the amount accrued as of June 30, 2025. The Development Entity reviews these estimates on a quarterly basis and accrues updated cost estimates as appropriate.

The Company is not presently the defendant in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company other than as described herein.

14)   Subsequent Events

The Company evaluates subsequent events up until the date the consolidated financial statements are issued or are available to be issued.

Request to Extend the Trust Termination Date

On September 22, 2025, the Trust filed a request with the Bankruptcy Court to extend the Trust termination date from March 31, 2026 to February 15, 2027.

Woodbridge Liquidation Trust & Subsidiaries
Notes to Consolidated Financial Statements
As of June 30, 2025 and 2024 (Continued)

Uncashed Checks

On August 6, 2025, the Company received approximately $541,000 from its transfer agent relating to uncashed distribution checks to Interestholders. On the same day, the Company also received approximately $272,000 from its transfer agent relating to uncashed checks to non-contributing claimants for their share of the Comerica litigation proceeds.

Property Tax Refund

On August 29, 2025, the Company received a property tax refund of approximately $44,000.

Liquidation Trust Interests

The following table summarizes the Liquidation Trust Interests (rounded) for the period from July 1, 2025 through September 25, 2025:

Liquidation Trust Interests	Class A	Class B

Outstanding at July 1, 2025	11,515,807	675,951
Allowed claims	333	-
5% enhancement for certain allowed claims	17	-
Outstanding at September 25, 2025	11,516,157	675,951

Distributions

During the period from July 1, 2025 through September 25, 2025, as a result of claims being allowed, distributions of approximately $13,000 were paid.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 25th day of September, 2025.

By:	/s/ Michael I. Goldberg

Name:	Michael I. Goldberg
Title:	Liquidation Trustee