Form 10-Q
period 2025-09-30
Woodbridge Liquidation Trust
filed 2025-11-12
CIK 1785494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025
or
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

Woodbridge Liquidation Trust
Form 10-Q
September 30, 2025

2

PART I.    FINANCIAL INFORMATION
Item 1.
Financial Statements

Woodbridge Liquidation Trust and Subsidiaries Consolidated Statements of Net Assets in Liquidation As of September 30, 2025 and June 30, 2025
($ In Thousands)

	9/30/2025 (Unaudited)	6/30/2025

Assets
Cash, cash equivalents and short-term investments	59,497	60,230
Restricted cash (Note 3)	1,174	644
Other assets (Note 4)	3,155	3,280

Total assets	$63,826	$64,154

Liabilities
Accounts payable and accrued liabilities	$34	$35
Distributions payable	1,171	642
Accrued liquidation costs (Note 5)	24,585	26,143

Total liabilities	$25,790	$26,820

Commitments and Contingencies (Note 13)

Net Assets in Liquidation
Restricted for Qualifying Victims (Note 6)	$-	$-
All Interestholders	38,036	37,334

Total net assets in liquidation	$38,036	$37,334

See accompanying notes to unaudited consolidated financial statements.

PART I.    FINANCIAL INFORMATION (CONTINUED)
Item 1.
Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries Consolidated Statements of Changes in Net Assets in Liquidation For the Three Months Ended September 30, 2025 and 2024
(Unaudited, $ in Thousands)

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Restricted For Qualifying Victims	All Interestholders	Total	Restricted For Qualifying Victims	All Interestholders	Total

Net Assets in Liquidation as of beginning of period	$-	$37,334	$37,334	$4,110	$35,759	$39,869

Change in assets and liabilities (Note 7):
Restricted for Qualifying Victims -
Change in carrying value of assets and liabilities, net	-	-	-	15	-	15

All Interestholders:
Change in carrying value of assets and liabilities, net	-	703	703	-	3,644	3,644
Distributions (declared) reversed, net	-	(1)	(1)	-	19	19
Net change in assets and liabilities	-	702	702	-	3,663	3,663

Net Assets in Liquidation as of end of period	$-	$38,036	$38,036	$4,125	$39,422	$43,547

See accompanying notes to unaudited consolidated financial statements.

PART I.    FINANCIAL INFORMATION (CONTINUED)
Item 1.
Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2025 and 2024 (Unaudited)

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

As further discussed in Note 8, the Trust has two classes of liquidation trust interests: Class A Liquidation Trust Interests (the “Class A Interests”) and Class B Liquidation Trust Interests (the “Class B Interests”). The holders of Class A Interests and Class B Interests are collectively referred to as “All Interestholders” or “Interestholders”. Class A Interests and Class B Interests are collectively referred to as “Liquidation Trust Interests”.

On December 24, 2019, the Trust’s Registration Statement on Form 10 became effective under the Securities Exchange Act of 1934 (the “Exchange Act”). The trading symbol for the Trust’s Class A Interests is WBQNL. Bid and asked prices for the Trust’s Class A Interests are quoted on the OTC Link® ATS, the Securities and Exchange Commission ( the “SEC”) registered alternative trading system. The Class A Interests are eligible for the Depository Trust Company’s Direct Registration System services. The Class B Interests are not registered with the SEC.

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
Item 1.
Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2025 and 2024 (Unaudited)

As of September 30, 2025, the Trust was to be terminated upon the first to occur of (i) the making of all distributions required to be made and a determination by the Liquidation Trustee that the pursuit of additional Causes of Action held by the Trust is not justified or (ii) March 31, 2026, subject to the extension of such date by the Bankruptcy Court. The Bankruptcy Court may approve an extension of the term if deemed necessary to facilitate or complete the recovery on, and liquidation of the, Trust assets.

During the year ended June 30, 2025, the Company concluded that its liquidation activities would not be completed by March 31, 2026 due to the pending construction defect claim against one of the Wind-Down Subsidiaries (the “Development Entity”) and related litigation. This litigation includes the Development Entity’s claims against its primary and excess insurers, and the prior owner, contractors, and other professionals involved in the development of the site and the construction of the home. See Notes 5, 13 and 14 for additional information. The Company currently projects a revised estimated completion date for the Company’s liquidation activities of approximately February 15, 2027.

On September 22, 2025, the Trust filed a motion with the Bankruptcy Court to extend the Trust termination date from March 31, 2026 to February 15, 2027. The Company expects that the Bankruptcy Court will grant the motion, as the extension is needed to resolve the construction defect claim and the related litigation. See Note 14 for additional information.

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

As of September 30, 2025, the Trust is prosecuting four remaining Causes of Action acquired by the Trust pursuant to the Plan (see Notes 11 and 14 for additional information) and pursuing the collection of settlement receivables and judgments. As of September 30, 2025, the Trust owns one single-family home subject to a life estate (see Note 4 for additional information).

As of September 30, 2025, the Wind-Down Entity’s primary activity is addressing the resolution of a construction defect claim and the related litigation (see Note 5, 13 and 14 for additional information). The Wind-Down Entity has sold all of its real estate assets.

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
For the Three Months Ended September 30, 2025 and 2024 (Unaudited)

2)
Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the consolidated financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. These consolidated financial statements have been presented in accordance with Accounting Standards Codification (“ASC”) Subtopic 205-30, “Liquidation Basis of Accounting,” as amended by Accounting Standards Update (“ASU”) No. 2013-07, “Presentation of Financial Statements (Topic 205), Liquidation Basis of Accounting.” The June 30, 2025 consolidated statement of net assets in liquidation included herein was derived from the audited consolidated financial statements as of and for the year ended June 30, 2025 but does not include all disclosures or notes required by U.S. GAAP for complete financial statements.

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
For the Three Months Ended September 30, 2025 and 2024 (Unaudited)

Other Assets

The Company recognizes recoveries from the settlement of unresolved Causes of Action when an agreement is executed, final court approval is received (if required), and collectability is reasonably assured. An allowance for uncollectible settlement installment receivables is recorded when there is doubt about the collectability of the receivable.

The Company accrues expected interest earnings when it can reasonably estimate the amount to be received. The Company uses a forward yield curve to estimate the interest rates to be earned and its expected future cash balances to estimate the dollar amount that will earn interest through the currently estimated Trust termination date of February 15, 2027.

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

Accrued Liquidation Costs

The Company accrues estimated liquidation costs to the extent they are known and are reasonably estimable. These costs consist of (a) estimated development costs, primarily costs to address the Development Entity’s construction defect claim and estimated reserves for contingent liabilities including potential construction defect claims and the administration of such potential construction defect claims after the Company’s liquidation activities are completed (see Notes 5, 13 and 14 for additional information) and (b) estimated general and administrative costs, including payroll, legal and other professional fees, trustee and board fees, rent and other office related expenses, and other general and administrative costs to operate the Company until the completion of the Company's liquidation activities, currently estimated to be approximately February 15, 2027. Accrued liquidation costs for general and administrative costs consider the estimated recurring historical amounts as well as expected costs to terminate the trust. If the Trust is extended beyond February 15, 2027, the Company will incur costs in addition to those that have been accrued to date.

Upon the recognition of a loss contingency, the associated costs that are probable and estimable are recognized in accrued liquidation costs. Accrued liquidation costs include estimated costs for the initial repair phase, and certain preliminary estimated costs for the evaluation and engineering and costs of subsequent phases of repair. The Company has included preliminary estimates of costs to complete subsequent phases of repair to address the construction defect claim asserted against the Development Entity, but it is unknown whether all or a portion of such costs will be ultimately borne by third parties (including the Company’s insurers). In addition, such estimates are based on a preliminary scope of work, and actual costs may vary significantly from such estimates. As stated above, the Company reviews the accrued costs every quarter and records any significant changes based on available information.

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
For the Three Months Ended September 30, 2025 and 2024 (Unaudited)

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

Income Taxes

The Trust is intended to be treated as a grantor trust for income tax purposes and, accordingly, is not subject to federal or state income tax on any income earned or gain recognized by the Trust. The Trust’s beneficiaries are treated as the owner of a pro rata portion of each asset, including cash and each liability received by and held by the Trust. Each beneficiary will be required to report on his or her federal and state income tax return his or her pro rata share of taxable income, including gains and losses recognized by the Trust. Accordingly, there is no provision for federal or state income taxes recorded in the accompanying consolidated financial statements.

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

Segment Reporting

The Company has one reportable segment as described in Note 12.

3)
Restricted Cash

The Company’s restricted cash as of September 30, 2025 (unaudited), with comparative information as of June 30, 2025, is as follows ($ in thousands):

	September 30, 2025 (unaudited)	June 30, 2025

Distributions restricted by the Company (a)	$1,162	$632
Forfeited Assets (Note 6)(b)	12	12
Total restricted cash	$1,174	$644

(a)
Related to unresolved claims, distributions for recently allowed claims, uncashed distribution checks, distributions withheld due to pending avoidance actions and distributions that the Trust is waiting for further beneficiary information.

(b)
Related to distributions payable.

PART I.    FINANCIAL INFORMATION (CONTINUED)
Item 1.
Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2025 and 2024 (Unaudited)

4)
Other Assets

The Company’s other assets as of September 30, 2025 (unaudited), with comparative information as of June 30, 2025, are as follows ($ in thousands):

	September 30, 2025
	(unaudited)	June 30, 2025

Accrued interest (a)	$2,416	$2,883
Insurance receivable (b)	439	-
Real estate assets, net (c)	240	240
Settlement receivables, net (d)	60	110
Other	-	47
Total other assets	$3,155	$3,280

(a)
The Company accrues interest in the amount that it estimates it will earn on its cash on deposit during the period from October 1, 2025 through February 15, 2027 and during the period from July 1, 2025 through February 15, 2027, respectively.

(b)
Receivable from primary and first excess insurer for construction defect claim (see Note 14 for additional information).

(c)
Real estate assets at September 30, 2025 and June 30, 2025 consists of one single-family home subject to a life estate located in the state of Florida.

(d)
Net of an allowance for uncollectible settlement receivables, which was approximately $174,000 and $175,000, respectively, as of September 30, 2025 and June 30, 2025.

PART I.    FINANCIAL INFORMATION (CONTINUED)
Item 1.
Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2025 and 2024 (Unaudited)

5)
Accrued Liquidation Costs

The following is a summary of the items included in accrued liquidation costs as of September 30, 2025 (unaudited), with comparative information as of June 30, 2025 ($ in thousands):

	September 30, 2025 (unaudited)	June 30, 2025

Development costs	$11,245	$11,572

General and administrative costs:
Legal and other professional fees	7,294	8,128
Directors and officers insurance	3,115	3,115
Payroll and payroll-related	2,020	2,299
Board fees and expenses	425	500
Other	486	529
Total general and administrative costs	13,340	14,571

Total accrued liquidation costs	$24,585	$26,143

At September 30, 2025, the Company’s accrued development costs consist of costs incurred but not yet paid, and costs to be incurred, in connection with the construction defect claim asserted against the Development Entity. These costs include the estimated costs for the initial repair phase of the subject property, as well as estimated costs for the evaluation and engineering and preliminary estimated costs of subsequent phases of repair based on an initial scope of work. Accrued development costs also include estimated legal and professional fees for coordinating the pursuit of litigation related to the construction defect and related insurance claims based on information available to date.

Additional repairs beyond the initial phase will be necessary. The scope of work for the subsequent repairs, timing and cost are based on preliminary estimates, and actual costs may vary significantly from such estimates. The costs for the subsequent phases of repair, as well as related legal and professional fees, will be reviewed quarterly, and the Company will record any significant changes. A portion of the accrued development costs relate to estimated reserves for contingent liabilities, including other potential construction defect claims, and the administration of such claims after the Company’s liquidation activities are completed. See Notes 13 and 14 for additional information.

The Company is currently unable to estimate whether all or a portion of the total costs will ultimately be borne by third parties (including the Company’s insurers). Any future insurance recoveries will be recorded when they are deemed probable and estimable. See Notes 4 and 14 for additional information. Insurance reimbursements received to date are included in cash, cash equivalents and short-term investments and have not been netted against accrued development costs in the Company's consolidated financial statements.

During the year ended June 30, 2025, the Company concluded that its liquidation activities would not be completed by March 31, 2026 due to the pending construction defect claim against the Development Entity and related litigation. This litigation includes the Development Entity’s claims against its primary and excess insurers, and the prior owner, contractors, and other professionals involved in the development of the site and the construction of the home. The Company currently projects a revised estimated completion date for the Company’s liquidation activities of approximately February 15, 2027.

PART I.    FINANCIAL INFORMATION (CONTINUED)
Item 1.
Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2025 and 2024 (Unaudited)

On September 22, 2025, the Trust filed a motion with the Bankruptcy Court to extend the termination date of the Trust from March 31, 2026 to February 15, 2027. The Company expects that the Bankruptcy Court will grant the motion, as the extension is needed to resolve the construction defect claim and the related litigation. See Note 14 for additional information. If the Trust is extended beyond February 15, 2027, the Company will incur costs in addition to those that have been accrued to date.

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

In March 2021, the Trust received certain Forfeited Assets from the DOJ, including cash and other assets, and the Company recorded the total estimated net realizable value of the Forfeited Assets of approximately $3,459,000. On February 23, 2024, the Trust received and recorded approximately $560,000 in cash from the DOJ that was forfeited by a co-defendant of Robert Shapiro. As of September 30, 2025, the Trust has completed its activities related to the liquidation of the Forfeited Assets.

On December 17, 2024, a distribution of net sales proceeds of Forfeited Assets of approximately $4,153,000 was paid to Qualifying Victims, which represented a distribution of approximately $4.71 per $1,000 of Total Net Qualifying Victim Claims. Distributions to Qualifying Victims were allocated pro-rata based on their net allowed Class 3 and Class 5 claims (the “Net Allowed Class 3 and Class 5 Claims”) plus unresolved Class 3 and Class 5 claims without considering the (i) 5% enhancement for contributing their Causes of Action and (ii) 72.5% Class 5 coefficient. As of December 17, 2024, the Net Allowed Class 3 and Class 5 Claims were approximately $881,540,000 and net unresolved Class 3 and Class 5 claims were approximately $50,000 (together referred to as the “Total Net Qualifying Victim Claims”).

On December 17, 2024, approximately $20,000 was withheld by the Company pending receipt of further beneficiary information. As of September 30, 2025 and June 30, 2025, approximately $12,000 is payable to Qualifying Victims. See Note 14 for additional information.

PART I.    FINANCIAL INFORMATION (CONTINUED)
Item 1.
Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2025 and 2024 (Unaudited)

The Forfeited Assets included in the Company’s September 30, 2025 (unaudited) and June 30, 2025 consolidated financial statements are as follows ($ in thousands):

	September 30, 2025 (unaudited)	June 30, 2025

Restricted cash (Note 3)	$12	$12
Distributions payable	(12)	(12)
Net assets in liquidation - restricted for Qualifying Victims	$-	$-

7)
Net Change in Assets and Liabilities

Restricted for Qualifying Victims:

During the three months ended September 30, 2025:

●
There were no changes in assets and liabilities (Restricted for Qualifying Victims);
●
There were no distributions (declared) reversed (Restricted for Qualifying Victims); and
●
There was no change in distributions payable (Restricted for Qualifying Victims).

The following provides details of the change in the carrying value of assets and liabilities, net during the three months ended September 30, 2024 (unaudited) ($ in thousands):

	Cash Activities	Remeasure- ment	Total

Cash, cash equivalents and short-term investments	$-	$-	$-
Restricted cash	35	-	35
Other assets	(61)	15	(46)
Total assets	$(26)	$15	$(11)

Accounts payable and accrued liabilities	$-	$-	$-
Accrued liquidation costs	(26)	-	(26)
Total liabilities	$(26)	$-	$(26)

Change in carrying value of assets and liabilities, net	$-	$15	$15

There were no distributions (declared) (Restricted for Qualifying Victims) reversed during the three months ended September 30, 2024.

There were no changes in distribution payable (Restricted for Qualifying Victims) during the three months ended September 30, 2024.

PART I.    FINANCIAL INFORMATION (CONTINUED)
Item 1.
Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2025 and 2024 (Unaudited)

All Interestholders

The following provides details of the change in the carrying value of assets and liabilities, net during the three months ended September 30, 2025 (unaudited) ($ in thousands):

	Cash Activities	Remeasure- ment	Total

Cash, cash equivalents and short-term investments	$(733)	$-	$(733)
Restricted cash	2	-	2
Other assets	(551)	426	(125)
Total assets	$(1,282)	$426	$(856)

Accounts payable and accrued liabilities	$-	$(1)	$(1)
Accrued liquidation costs	(1,558)	-	(1,558)
Total liabilities	$(1,558)	$(1)	$(1,559)

Change in carrying value of assets and liabilities, net	$276	$427	$703

The following provides details of the distributions (declared) reversed, net during the three months ended September 30, 2025 (unaudited) ($ in thousands):

Distributions (declared)	$(1)
Distributions reversed	-
Distributions (declared) reversed, net	$(1)

Distributions payable increased by approximately $529,000 during the three months ended September 30, 2025. See Note 9 for additional information.

The following provides details of the change in the carrying value of assets and liabilities, net during the three months ended September 30, 2024 (unaudited) ($ in thousands):

	Cash Activities	Remeasure- ment	Total

Cash, cash equivalents and short-term investments	$2,392	$-	$2,392
Restricted cash	-	-	-
Other assets	(3,827)	3,923	96
Total assets	$(1,435)	$3,923	$2,488

Accounts payable and accrued liabilities	$(1)	$259	$258
Accrued liquidation costs	(1,514)	100	(1,414)
Total liabilities	$(1,515)	$359	$(1,156)

Change in carrying value of assets and liabilities, net	$80	$3,564	$3,644

PART I.    FINANCIAL INFORMATION (CONTINUED)
Item 1.
Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2025 and 2024 (Unaudited)

The following provides details of the distributions (declared) reversed, net during the three months ended September 30, 2024 (unaudited) ($ in thousands):

Distributions (declared)	$-
Distributions reversed	19
Distributions (declared) reversed, net	$19

Distributions payable decreased by approximately $89,000 during the three months ended September 30, 2024.

8)
Liquidation Trust Interests

The following table summarizes the Liquidation Trust Interests (rounded) for the three months ended September 30, 2025 and 2024 (unaudited):

	For the Three Months Ended September 30,
	2025		2024
Liquidation Trust Interests	Class A	Class B	Class A	Class B

Outstanding at beginning of period	11,515,807	675,951	11,516,474	675,951
Allowed claims	333	-	-	-
5% enhancement for certain allowed claims	17	-	-	-
Settlement of claims by cancelling Liquidation
Trust Interests	-	-	(667)	-
Outstanding at end of period	11,516,157	675,951	11,515,807	675,951

At the Plan Effective Date, certain claims were disputed. As those disputed claims are resolved, additional Class A Interests and (if applicable) Class B Interests are issued on account of allowed claims and no Class A Interests or Class B Interests are issued on account of disallowed claims. The following table summarizes the unresolved claims against the Debtors as they relate to Liquidation Trust Interests (rounded) for the three months ended September 30, 2025 and 2024 (unaudited):

	For the Three Months Ended September 30,
	2025		2024
Liquidation Trust Interests	Class A	Class B	Class A	Class B

Reserved for unresolved claims at beginning of period	-	-	2,078	-
Allowed claims	-	-	-	-
5% enhancement for certain allowed claims	-	-	-	-
Disallowed claims	-	-	-	-
Reserved for unresolved claims at end of period	-	-	2,078	-

As shown in the above table, as of September 30, 2025, all disputed claims have been resolved.

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
Item 1.
Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2025 and 2024 (Unaudited)

On August 3, 2023, the Supervisory Board, at the recommendation of the Liquidation Trustee, suspended the making of additional Trust distributions to Interestholders, pending the result of the investigation of a construction defect claim asserted against the Development Entity by the buyer of a single-family home sold by the Development Entity for approximately $60 million. At this time, it is unlikely that there will be another distribution, if any, to Interestholders until the construction defect claim and related litigation are resolved. Holders of Liquidation Trust Interests are advised that the Trust has one real estate asset and has resolved nearly all of its Causes of Action, and given the pending construction defect claim, the Trust is unable to estimate the timing and amount of future distributions.

There were no distributions to Interestholders declared or paid during the three months ended September 30, 2025 or 2024.

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

During the three months ended September 30, 2025 and 2024, as (a) claims were resolved, (b) claims were recently allowed, (c) addresses for holders of uncashed distribution checks were obtained, (d) pending avoidance actions were resolved and (e) further beneficiary information was received, distributions of approximately $13,000 and $70,000, respectively, were paid to holders of Class A Interests from the restricted cash account and distributions payable were reduced by the same amount.

During the three months ended September 30, 2024, as a result of claims being disallowed or Class A Interests being cancelled, approximately $19,000 was released from the restricted cash account and distributions payable were reduced by the same amount. There were no claims disallowed or Class A Interests cancelled during the three months ended September 30, 2025.

During the three months ended September 30, 2025, approximately $541,000 was received from the Company’s transfer agent relating to Class A Interest distribution checks that were returned or not cashed. The amount was deposited into the restricted cash account and distributions payable was increased by the same amount. No amounts were received from the transfer agent during the three months ended September 30, 2024.

During the three months ended September 30, 2025, approximately $800 of distributions were paid in excess of the amount in the restricted cash account, therefore distributions declared were increased by that amount. There were no such payments during the three months ended September 30, 2024.

PART I.    FINANCIAL INFORMATION (CONTINUED)
Item 1.
Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2025 and 2024 (Unaudited)

10)
Related Party Transactions

The Liquidation Trustee of the Trust is entitled to receive 5% of the total gross amount recovered by the Trust from the pursuit of the Causes of Action. During the three months ended September 30, 2025 and 2024, approximately $60 and $256,000, respectively, were accrued as amounts due to the Liquidation Trustee. As of September 30, 2025 and June 30, 2025, approximately $31,000 was payable to the Liquidation Trustee. This amount is included in accounts payable and accrued liabilities in the accompanying consolidated statements of net assets in liquidation. No amounts were paid to the Liquidation Trustee during the three months ended September 30, 2025 and 2024.

Akerman LLP, a law firm based in Miami, Florida, of which the Liquidation Trustee is a partner, provides legal services to the Trust. The Liquidation Trustee of the Trust is entitled to base compensation at an hourly rate of $598.95 for calendar years 2025 and 2024 (these rates are net of a discount from his customary rates). In addition, Akerman LLP is paid for the time other professionals at the firm spend working on matters for the Company and is reimbursed for out-of-pocket expenses incurred. During the three months ended September 30, 2025 and 2024, the amounts paid to Akerman LLP for these services were approximately $48,000 and $44,000, respectively. The amounts payable to Akerman LLP as of September 30, 2025 was approximately $15,000. This amount is included in accrued liquidation costs. There were no amounts payable to Akerman LLP as of June 30, 2025.

On May 12, 2025, the Company entered into an arrangement with Akerman LLP for the provision of legal services related to the Trust requesting a private letter ruling from the U.S. Internal Revenue Service concerning the Trust’s status as a liquidating trust under §301.7701.4(d) of the U.S. Treasury Regulations, which could be needed if the Trust requests an extension of the termination date beyond February 15, 2027. During the three months ended September 30, 2025, the amounts paid to Akerman LLP for these services were approximately $60,000. There are no outstanding payables to Akerman LLP as of September 30, 2025 relating to these services.

11)
Causes of Action

One of the Trust’s liquidation activities is to litigate and/or settle Causes of Action. The main areas of litigation have involved actions against Comerica Bank, nine law firms and 10 individual attorneys. As of September 30, 2025, the case against Comerica Bank had been settled and the cases against the law firms and the individual attorneys had been settled or dismissed. During the three months ended September 30, 2024, the case against the remaining law firm and one individual attorney was settled. During the three months ended September 30, 2025, no cases against laws firms and individual attorneys were settled. The Company recognizes recoveries from settlements when an agreement is executed, final court approval is received (if required), and collectability is reasonably assured.

The Trust has also filed numerous avoidance actions, most of which have been resolved, resulting in settlement recoveries by or judgments in favor of the Trust. As of September 30, 2025, four legal actions remain pending (see Note 14 for additional information).

Additionally, since February 15, 2019 and as of September 30, 2025, the Trust has obtained default, stipulated and summary judgments related to certain avoidance actions. It is unknown at this time how much, if any, will ultimately be collected on the judgments. Therefore, the Company has not recognized any recoveries from these judgments.

During the three months ended September 30, 2025 and 2024, the Company recorded approximately $400 and $3,447,000, respectively, from the settlement of Causes of Action. The Company also recorded liabilities of 5% of the settlements as amounts payable to the Liquidation Trustee and an adjustment to the allowance for uncollectible settlement installment receivables. See Note 4 for additional information about the settlement receivables, net as of September 30, 2025 and June 30, 2025.

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
Item 1.
Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2025 and 2024 (Unaudited)

The chief operating decision maker (“CODM”) has been identified as the Liquidation Trustee, who reviews results when making decisions about allocating resources and assessing performance and the management of the Company’s business activities. The CODM reviews consolidated financial performance on a quarterly basis including accrued liquidation costs as presented in Note 5. Based on management’s assessment, the Company determined that it has only one operating segment and, therefore, one reportable segment, as defined by Topic 280.

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

The recommended scope of work for the initial phase includes the repair and remediation of a retaining wall. On August 7, 2024, the Development Entity submitted a building permit application to the Los Angeles Department of Building and Safety (“LADBS”) for the retaining wall repair. As of September 30, 2025, the building permit for the initial repair had not been issued but is expected to be issued in the fourth calendar quarter of 2025. See Note 14 for additional information. Based on current information, the initial phase is expected to take three to six months to complete. Once the initial retaining wall repair is completed, the retaining wall and site will need to be monitored for a period of time.

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
Item 1.
Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2025 and 2024 (Unaudited)

In addition, there have been other construction defect claims that have required immediate repair. In October 2024, the Development Entity was notified about a potential leak in the pool that was causing water levels to decrease more rapidly than usual. A leak specialist was retained to test and identify the leak location and underground pipes were replaced. In February 2025, the Development Entity was made aware of potential damage resulting from water leaks and seepage in the garage and other areas of the home. In response, the Development Entity retained consultants to assist with the evaluation of the causes of the situation and to determine appropriate remediation measures. In March 2025, the Development Entity was informed that another glass pane had broken at the property due to ongoing movement on the site. See Note 14 for additional information. The Development Entity has completed some repairs in response to these claims, but until the initial repair of the retaining wall and monitoring activities are completed, the Development Entity is unable to complete all necessary repairs. In addition, the Development Entity is unable to determine whether these damages resulted from the same underlying issues currently being addressed.

As of September 30, 2025, there was approximately $8,759,000 accrued for estimated costs related to the construction defect claim asserted against the Development Entity. The estimated costs are the Development Entity’s best estimate at this time and are subject to change as additional information becomes available. As the results of the initial phase of repair and information from the related monitoring become available and the planning for the subsequent phases is finalized, additional costs may need to be accrued. The amount of the Development Entity’s ultimate exposure for the construction defect claim is currently unknown and may be materially different from the amount that has been accrued as of September 30, 2025 in the Company’s consolidated financial statements (see Note 5 for additional information). The Development Entity reviews these estimates on a quarterly basis and accrues updated cost estimates as appropriate.

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

The Development Entity purchased primary and two excess coverage insurance policies covering certain risks arising out of the Development Entity’s development of the single-family home which is the subject of the construction defect claim. The Development Entity tendered the claim to its primary and excess layer insurers on June 28, 2023. The insurer that issued the primary and first excess layer coverage has agreed to defend the Development Entity subject to a reservation of rights. To date, this insurer has advanced the Development Entity approximately $4.1 million for the estimated cost of the initial repair phase and reimbursed the Development Entity approximately $1.0 million relating to some, but not all of the out-of-pocket costs incurred by the Development Entity which it asserts are covered by the primary and first excess layer policies. See Note 14 for additional information. The funds advanced by this insurer are included in cash, cash equivalents and short-term investments and have not been netted against accrued development costs in the Company’s consolidated financial statements.

The Development Entity has exhausted its primary coverage and as of September 30, 2025 has approximately $700,000 of remaining coverage with its first excess layer insurer (see Note 14 for additional information) and has tendered its claim to the second excess layer insurer. At this time, the second excess layer insurer has not accepted coverage and has not agreed to defend the Development Entity.

Litigation

Prior to the receipt of any reimbursements and advance payments, on August 9, 2024, the Development Entity filed a lawsuit against its primary and two excess layer insurers demanding that they defend and indemnify it against the construction defect claim. The lawsuit seeks, among other relief, damages from the primary and two excess layer insurers for amounts the Development Entity has incurred, and may incur, in connection with the investigation and repair of the construction defect claim, as well as declaratory relief against the primary and excess layer insurers. On August 20, 2024, the lawsuit against the insurers was stayed until October 21, 2024. On October 15, 2024, the Development Entity agreed to extend the stay by an additional three months, until January 29, 2025, during which time the parties agreed to seek informal resolution of the dispute. On October 24, 2024, the Development Entity dismissed its claim against the second excess layer insurance carrier without prejudice and subject to a tolling agreement. On January 27, 2025, the primary and first excess layer insurer approved coverage for the initial repair phase. The case against the primary and first excess layer insurer is currently stayed until the initial case management conference, which was scheduled to occur on October 30, 2025. See Note 14 for additional information. The Trust may add the second excess layer insurer to the litigation if the second excess layer insurer refuses to provide coverage after the primary and first excess layer policy is exhausted.

PART I.    FINANCIAL INFORMATION (CONTINUED)
Item 1.
Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2025 and 2024 (Unaudited)

Additionally, on May 28, 2024, the Development Entity filed a lawsuit against 13 different parties, including the prior owner, contractors, G3, and other professionals involved in the development of the site and the construction of the home. G3 is a construction firm specializing in the development of high-end luxury residences. G3 is owned by Terry Goebel, who was a member of the Supervisory Board until his resignation on March 5, 2024, and his son Terry Goebel. The lawsuit seeks, among other relief, contribution from these parties for the costs that the Development Entity has incurred, and may incur, in connection with the investigation and repair of the construction defect claim. Based on further investigation after filing of the complaint, the Development Entity dismissed three defendants without prejudice. A mediation was held on February 20, 2025, which did not result in a settlement. The parties agreed to allow each other time to gather and exchange information, as needed. A subsequent mediation date has not been scheduled. This litigation is in its preliminary stages, and the Company cannot predict whether the Development Entity will be successful in recovering the costs incurred to date and further costs incurred to address the construction defect claim from these parties.

The Company has accrued legal and professional costs related to pursuing the aforementioned litigation. Actual costs incurred may exceed the amount accrued as of September 30, 2025. The Development Entity reviews these estimates on a quarterly basis and accrues updated cost estimates as appropriate.

The Company is not presently the defendant in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company other than as described herein.

14)
Subsequent Events

The Company evaluates subsequent events up until the date the unaudited consolidated financial statements are issued or are available to be issued.

Extension of the Trust Termination Date

On October 8, 2025, the Bankruptcy Court granted the Trust’s motion to extend the Trust termination date through February 15, 2027.

Construction Defect Claim

On October 16, 2025, the Development Entity was reimbursed approximately $439,000 from the primary and first excess insurer for out-of-pocket expenses related to the construction defect claim.

The building permit for the initial repair was issued on October 30, 2025 and the construction contract was signed.

On October 30, 2025, the Development Entity agreed to extend the stay in the case against the primary and first excess layer insurer by an additional three months, until January 26, 2026.

Causes of Action

During the period from October 1, 2025 through November 12, 2025, two legal actions were resolved resulting in summary judgments in favor of the Company.

Distributions

During the period from October 1, 2025 through November 12, 2025, as a result of receiving additional information from Interestholders, distributions of approximately $28,200 were paid. Approximately $25,400 related to distributions to Class A Interestholders, approximately $2,200 related to payments to non-contributing claimants in the Comerica settlement and approximately $600 related to distributions to Qualifying Victims.

Income Tax Status

On October 22, 2025, the Trust submitted a request to the Internal Revenue Service (the "IRS") for a private letter ruling that the Trust is a liquidating trust under § 301.7701- 4(d) of the U.S. Treasury Regulations and that a further extension of the term of the Trust by the Bankruptcy Court will not jeopardize the status of the Trust as a liquidating trust. As of November 12, 2025, the IRS has not provided a ruling.

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

As of September 30, 2025, the number of Liquidation Trust Interests outstanding in each class is as follows:

Class of Interest

Class A Liquidation Trust Interests	11,516,157

Class B Liquidation Trust Interests	675,951

For each of the classes of Liquidation Trust Interests, the number of Liquidation Trust Interests outstanding will increase to the extent that disputed claims become allowed claims. In addition, the number of Liquidation Trust Interests outstanding will decrease to the extent that disputed claims are settled by cancelling previously issued Liquidation Trust Interests.

Since the Plan Effective Date through September 30, 2025, the Wind-Down Subsidiaries have disposed of approximately 150 properties for aggregate net sales proceeds of approximately $576.80 million. As of September 30, 2025, the Company owned one real estate asset with a net carrying value of approximately $0.24 million. Going forward, the Company’s most significant activity will be overseeing the resolution of the construction defect claim asserted against the Development Entity and its related litigation. The Company’s most significant sources of cash are expected to be from interest income and potentially from litigation proceeds from insurance carriers and other responsible parties. The Company currently expects to complete its liquidation activities by February 15, 2027, although the Company may require additional time to facilitate the orderly liquidation of the Trust’s assets, the resolution of the construction defect claim against the Development Entity, the resolution of the Company’s claims against its insurers and other third parties in connection with the construction defect claim, or for other reasons.

Discussion of the Company’s Operations

For the three months ended September 30, 2025

PART I.  FINANCIAL INFORMATION (CONTINUED)
Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

The following is a summary of the Consolidated Statement of Changes in Net Assets in Liquidation for the three months ended September 30, 2025 ($ in thousands):

	Restricted for Qualifying Victims	All Interestholders	Total

Net assets in liquidation as of beginning of period	$-	$37,334	$37,334

Change in assets and liabilities:
Restricted for Qualifying Victims -
Change in carrying value of assets and liabilities, net	-	-	-

All Interestholders:
Change in carrying value of assets and liabilities, net	-	703	703
Distributions (declared) reversed, net	-	(1)	(1)
Net change in assets and liabilities	-	702	702

Net assets in liquidation, as of end of period	$-	$38,036	$38,036

Net assets in liquidation – Restricted for Qualifying Victims: As of September 30, 2025, the Trust has completed its activities related to the liquidation of Trust Assets.

Net assets in liquidation – All Interestholders increased by approximately $0.70 million during the three-month period ended September 30, 2025. This increase was due to an increase in the net carrying value of assets and liabilities of approximately $0.70 million and distributions recorded of approximately $800.

The components of the changes in the carrying value of assets and liabilities, net are as follows ($ in thousands):

	Restricted for Qualifying Victims	All Interestholders	Total

Remeasurement of assets and liabilities, net	$-	$393	$393
Settelement recoveries (1)	-	1	1
Other (2)	-	309	309

Change in carrying value of assets and liabilities, net	$-	$703	$703

(1) Net of 5% payable to the Liquidation Trustee of approximately $60 and a decrease in the allowance for uncollectible settlement receivables of approximately $800.

(2) The components of Other are as follows:

Forfeited payments to non-contributing claimants in the Comerica settlement because their checks were not cashed	$271
Miscellaneous	38
Total	$309

PART I. FINANCIALINFORMATION (CONTINUED)
Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

During the three months ended September 30, 2025, the Company:

●
Recorded a distribution of approximately $800.

●
Recorded a receivable from the primary and excess insurer for approximately $0.44 million for out-of-pocket expenses related to the construction defect claim.

●
Recorded approximately $0.27 million from forfeited payments to non-contributing claimants in the Comerica settlement because their checks were not cashed.

●
Paid development costs of approximately $0.33 million.

●
Paid general and administrative costs of approximately $1.23 million, including approximately $0.08 million of board member fees and expenses, approximately $0.28 million of payroll and other general and administrative costs and approximately $0.87 million of professional fees.

For the three months ended September 30, 2024

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

Net assets in liquidation – All Interestholders increased approximately $3.66 million during the three months ended September 30, 2024. This increase was due to an increase in the net carrying value of assets and liabilities of approximately $3.64 million and distributions reversed of approximately $0.02 million from Class A Interests being cancelled.

The components of the change in the carrying value of assets and liabilities, net are as follows ($ in thousands):

PART I.    FINANCIAL INFORMATION (CONTINUED)
Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

	Restricted for Qualifying Victims	All Interestholders	Total

Settlement recoveries (1)	$-	$3,191	$3,191
Remeasurement of assets and liabilities, net	15	434	449
Other	-	19	19

Change in carrying value of assets and liabilities, net	$15	$3,644	$3,659

(1)
Net of 5% payable to the Liquidation Trustee of approximately $256,000.

During the three months ended September 30, 2024, the Company:

•
Reversed distributions of approximately $0.02 million from Class A Interests being cancelled.

•
Received net proceeds from the sale of Forfeited Assets of approximately $0.02 million.

•
Recorded approximately $3.19 million for the settlement of Causes of Action, net of 5% payable to the Liquidation Trustee.

•
Paid development costs of approximately $0.20 million.

•
Paid general and administrative costs of approximately $1.35 million, including approximately $0.08 million of board member fees and expenses, approximately $0.37 million of payroll and other general and administrative costs, approximately $0.90 million of professional fees.

Liquidity and Capital Resources

Liquidity

The Company’s primary sources for meeting its capital requirements are its cash, cash equivalents and short-term investments, receipt of interest earned, and proceeds from liquidating its other remaining assets. The Company’s primary uses of funds are and will continue to be for costs relating to the resolution of the construction defect claim and its related litigation and other costs and distributions, if any. The Company expects to be able to adequately fund its liquidation activities over the next twelve months from its primary sources of capital; however, no assurance can be made in that regard. At this time, the amount of the liability exposure for the construction defect claim cannot be determined and may be in excess of the estimated liquidation costs accrued as of September 30, 2025.

Capital Resources

In addition to cash, cash equivalents and short-term investments as of September 30, 2025 of approximately $60.67 million (of which approximately $1.17 million is restricted), the capital resources available to the Company are as follows:

•
Interest Earnings: During the three months ended September 30, 2025, the Company reversed interest earnings of approximately $.01 million. At September 30, 2025, the Company had approximately $2.42 million of accrued interest recorded. The Company expects to receive approximately $1.41 million of this accrued interest during the remainder of the year ending June 30, 2026.

•
Proceeds from Real Estate Transactions: As of September 30, 2025, the Company owned one real estate asset with an estimated carrying value of approximately $0.24 million. Based on the remaining real estate asset of the Company, future net proceeds will be negligible as compared to the proceeds the Company has realized in prior periods.

PART I   FINANCIAL INFORMATION (CONTINUED)
Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

•
Causes of Action Recoveries: During the three months ended September 30, 2025, the Company recognized approximately $400 from the settlement of Causes of Action. Based on the limited remaining Causes of Action, future recoveries will be negligible as compared to the proceeds the Company has realized in prior periods.

Uses of Liquidity

The primary uses of the Company’s liquidity are to pay distributions payable, operating costs and costs related to construction defect claim(s). As of September 30, 2025, the Company’s total liabilities were approximately $25.79 million. The total liabilities recorded as of September 30, 2025 may not be indicative of the Company’s future cash needs, which may vary materially from the current estimate.

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

As of November 12, 2025, the Liquidation Trustee has declared eleven distributions to the Class A Interestholders. The distributions include a cash distribution on account of the then-allowed claims and a deposit is made into a restricted cash account for amounts that are or may become payable (a) in respect of Class A Interests that may be issued in the future upon the allowance of unresolved bankruptcy claims, (b) in respect of Class A Interests on account of recently allowed claims, (c) for holders of Class A Interests who failed to cash distribution checks mailed in respect of prior distributions, (d) for distributions that were withheld due to pending avoidance actions and (e) for holders of Class A Interests for which the Trust is waiting for further beneficiary information.

The Liquidation Trustee will continue to assess the adequacy of funds held and may make additional cash distributions on account of Class A Interests but does not currently know the timing or amount of any such distribution(s), if any.

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

PART I.    FINANCIAL INFORMATION (CONTINUED)
Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

The following tables summarize the distributions declared to Interestholders1, distributions paid and the activity in the restricted cash account for the periods from February 15, 2019 (inception) through September 30, 2025 and from February 15, 2019 (inception) through November 12, 2025:

	Date Declared	$ per Class A Interest	During the Period from February 15, 2019 (inception) through September 30, 2025 ($ in Millions)			During the Period from February 15, 2019 (inception) through November 12, 2025 ($ in Millions)
			Total Declared	Paid	Restricted Cash Account	Total Declared	Paid	Restricted Cash Account

Distributions Declared
First	3/15/2019	$3.75	$44.7	$42.32	$2.38	$44.7	$42.32	2.38
Second	1/2/2020	4.50	53.44	51.2	2.24	53.44	51.2	2.24
Third	3/31/2020	2.12	25	24.19	0.81	25	24.19	0.81
Fourth	7/13/2020	2.56	29.97	29.24	0.73	29.97	29.24	0.73
Fifth	10/19/2020	2.56	29.96	29.21	0.75	29.96	29.21	0.75
Sixth	1/7/2021	4.28	50.01	48.67	1.34	50.01	48.67	1.34
Seventh (a)	5/13/2021	2.58	30.04	29.35	0.69	30.04	29.35	0.69
Eighth	10/8/2021	3.44	40.02	39.14	0.88	40.02	39.14	0.88
Ninth	2/4/2022	3.44	39.98	39.15	0.83	39.98	39.15	0.83
Tenth	6/15/2022	5.63	65.02	64.19	0.83	65.02	64.19	0.83
Eleventh	5/10/2023	2.18	25.02	24.9	0.12	25.02	24.90	0.12
Subtotal		$37.04	$433.16	$421.56	$11.6	$433.16	$421.56	$11.60

Distributions Returned / (Reversed)
Disallowed/cancelled (b)		(6.74)		(6.74)
Returned (c)		1.28		1.28
Forfeited (d)		(1.15)		(1.13)
Subtotal		(6.61)		(6.59)

Distributions Paid from Reserve Account(e)		(3.83)		(3.86)

Distributions Payable, Net	as of 9/30/2025:	$1.16	as of 11/12/2025:	$1.15

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

1 This table does not include a distribution of net proceeds of Forfeited Assets of approximately $4.15 million to the Qualifying Victims on December 17, 2024. Qualifying Victims consisted of the former holders of allowed Class 3 and 5 claims as of the Plan Effective Date and their permitted assigns but does not include former holders of Class 4 claims

PART I  FINANCIAL INFORMATION (CONTINUED)
Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

On December 17, 2024, a distribution of net sales proceeds of forfeited assets of approximately $4.15 million was paid to Qualifying Victims, which represented a distribution of approximately $4.71 per $1,000 of Total Net Qualifying Victim Claims. Approximately $20,000 was withheld by the Company pending receipt of further beneficiary information. As of November 12, 2025, approximately $12,000 is payable to Qualifying Victims.

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

The Company accrues expected interest earnings when it can reasonably estimate the amount to be received. The Company uses a forward yield curve to estimate the interest rates to be earned and its expected future cash balances to estimate the dollar amount that will earn interest through the currently estimated Trust termination date of February 15, 2027.

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

PART I   FINANCIAL INFORMATION (CONTINUED)
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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934.

In connection with the preparation of our Form 10-Q, our management and the Liquidation Trustee assessed the effectiveness of our internal control over financial reporting as of September 30, 2025. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on its assessment, our management and the Liquidation Trustee believe that, as of September 30, 2025, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Trust Litigation - Avoidance Actions

The Trust has pursued over 500 avoidance actions, many of which have been resolved. As of November 12, 2025, the Trust has entered into settlements in approximately 254 legal actions, with two actions still pending. In addition, as of November 12, 2025, the Trust has settled approximately 245 potential avoidance claims for which litigation was not filed. Since inception and as of November 12, 2025, the resolution of avoidance actions has resulted in aggregate settlements of approximately $22.89 million of cash payments made or due to the Trust and approximately $11.28 million in reductions of claims against the Trust.

Additionally, as of November 12, 2025, the Trust has obtained judgments of approximately $174.65 million, including default judgments of approximately $152.72 million, stipulated judgments of approximately $17.23 million and summary judgments of approximately $4.70 million. The Trust has engaged a third-party firm to pursue the collection of these judgments. As of November 12, 2025, the Trust has collected approximately $0.04 million related to these judgments and approximately $82.53 million of these judgments are considered uncollectable. It is unknown at this time how much of the remaining judgments, if any, will ultimately be collected on these judgments, as stipulated, default and summary judgments are commonly obtained where the defendant has insufficient assets, if any, to satisfy a judgment.

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

Wind-Down Group Litigation

As disclosed above, during the year ended June 30, 2023, a construction defect claim was asserted against the Development Entity by the buyer of a single-family home sold by the Development Entity for approximately $60 million. The Company believes that all or substantially all of the alleged construction defects are attributable to work performed by third parties. The following is a summary of the two legal proceedings commenced by the Development Entity in connection with the construction defect claim:

•
On May 28, 2024, the Development Entity filed a lawsuit in Los Angeles Superior Court against 13 different parties that it alleges are responsible for the alleged construction defects. The lawsuit seeks, among other relief, contribution from these parties for the costs that the Development Entity has incurred, and may incur, in connection with the investigation and repair of the construction defect claim. Based on further investigation after filing of the complaint, the Development Entity dismissed three defendants without prejudice. A mediation was held on February 20, 2025. The parties agreed to allow each other time to gather and exchange information, as needed. A subsequent mediation date has not been scheduled.

PART II.  OTHER INFORMATION (CONTINUED)
Item 1.
Legal Proceedings (Continued)

•
On August 9, 2024, the Development Entity filed suit in Los Angeles Superior Court against its insurers from whom it had purchased primary and excess layer liability insurance to protect against the risks associated with the development of the single-family home. The lawsuit seeks, among other relief, damages from the primary and two excess layer insurers for amounts the Development Entity has incurred, and may incur, in connection with the investigation and repair of the construction defect claim, as well as declaratory relief against the primary and excess layer insurers. On August 20, 2024, the lawsuit against the insurers was stayed until October 21, 2024. On October 15, 2024, the Development Entity agreed to extend the stay by an additional three months, until January 29, 2025, during which time the parties agreed to seek informal resolution of the dispute. On October 24, 2024, the Development Entity dismissed its claim against the second excess layer insurance carrier without prejudice and subject to a tolling agreement. On January 27, 2025, the primary and first excess layer insurer approved coverage for the initial repair phase. The case against the primary and first excess layer insurer is currently stayed until the initial case management conference, which is currently scheduled to occur on October 30, 2025. On October 30, 2025, the Development Entity agreed to extend the stay by an additional three months, until January 26, 2025. The Trust may add the second excess layer insurer to the litigation if the second excess layer insurer refuses to provide coverage after the primary and first excess layer policy is exhausted.

PART II.  OTHER INFORMATION (CONTINUED)

Item 1A.
Risk Factors

Please see the applicable risks in Item 1A of our Annual Report on Form 10-K filed with the SEC on September 25, 2025.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

In accordance with the Plan, all Liquidation Trust Interests have been issued without registration under the Securities Act. The Liquidation Trust Interests have been issued only to holders of allowed claims in Class 3, Class 4, and Class 5 under the Plan entirely in exchange for such claims. See “Item 1. Business - D. Plan Provisions Regarding the Company - 2. Treatment under the Plan of holders of claims against and equity interests in the Debtors” of our Annual Report on Form 10-K filed with the SEC on September 25, 2025. During the period from February 15, 2019 (inception) through September 30, 2025, the Trust has issued an aggregate of 11,545,103 Class A Interests and an aggregate of 678,123 Class B Interests. As of September 30, 2025, the Trust had 11,516,157 Class A Interests and 675,951 Class B Interests outstanding. All Liquidation Trust Interests were issued on the Plan Effective Date or from time to time thereafter as soon as practicable as and when claims in Class 3, Class 4 or Class 5 have become allowed.

During the three months ended September 30, 2025, the Trust issued the following Liquidation Trust Interests:

Date of Sale	Number of Class A Interests Sold	Number of Class B Interests Sold	Nature of the Transaction	Consideration Received

September 5, 2025			Allowance of	Allowance of
	350	-	claims	claims

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

Item 3.
Defaults upon Senior Securities

None.

Item 4.
Mine Safety Disclosures

None.

Item 5.
Other Information

None.

PART II. OTHER INFORMATION (CONTINUED)
Item 6.
Exhibits

Exhibit Number and Description

2.1	First Amended Joint Chapter 11 Plan of Liquidation of Woodbridge Group of Companies, LLC and its Affiliated Debtors dated August 22, 2018, incorporated herein by reference to the Registration Statement on Form 10 filed by the Trust on October 25, 2019.

3.1	Certificate of Trust of Woodbridge Liquidation Trust dated February 14 and effective February 15, 2019, incorporated herein by reference to the Registration Statement on Form 10 filed by the Trust on October 25, 2019.

3.2	Liquidation Trust Agreement of Woodbridge Liquidation Trust dated February 15, 2019, as amended by Amendment No. 1 dated August 21, 2019 and Amendment No. 2 dated September 13, 2019, incorporated herein by reference to the Registration Statement on Form 10 filed by the Trust on October 25, 2019.

3.3	Amendment No. 3 to Liquidation Trust Agreement dated as of November 1, 2019, incorporated herein by reference to Amendment No. 1 to Registration Statement on Form 10 filed by the Trust on December 13, 2019.

3.4	Amendment No. 4 to Liquidation Trust Agreement dated as of February 5, 2020, incorporated herein by reference to the Current Report on Form 8-K filed by the Trust on February 6, 2020.

3.5	Amendment No. 5 to Liquidation Trust Agreement dated as of May 9, 2024, incorporated herein by reference to Form 10-Q filed by the Trust on May 13, 2024.

3.6	Amendment No. 6 to Liquidation Trust Agreement dated as of October 17, 2025, incorporated herein by reference to the Current Report on Form 8-K filed by the Trust on October 24, 2025.

3.7	Amended and Restated Bylaws of Woodbridge Liquidation Trust effective August 21, 2019, incorporated herein by reference to the Registration Statement on Form 10 filed by the Trust on October 25, 2019.

10.1	Limited Liability Company Agreement of Woodbridge Wind-Down Entity LLC dated February 15, 2019, incorporated herein by reference to the Registration Statement on Form 10 filed by the Trust on October 25, 2019.

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

PART II. OTHER INFORMATION (CONTINUED)
Item 6.
Exhibits

10.7	Part-Time Employment Agreement dated November 30, 2022 between Woodbridge Wind-Down Entity and David Mark Kemper, incorporated herein by reference to the Current Report on Form 8-K filed by the Trust on December 1, 2022.

10.8	Indemnification Agreement dated November 12, 2019 between Woodbridge Wind-Down Entity LLC and David Mark Kemper, incorporated herein by reference to Amendment No. 1 to Registration Statement on Form 10 filed by the Trust on December 13, 2019.

10.09	Stipulation and Settlement Agreement between the United States and Woodbridge Liquidation Trust, as approved by order of the United States Bankruptcy Court for the District of Delaware entered September 17, 2020, incorporated herein by reference to the Form 10-K filed by the Trust on September 28, 2020.

31.1*	Certification of Liquidation Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Liquidation Trustee pursuant to 18 U.S.C. 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Findings of Fact, Conclusions of Law, and Order Confirming the First Amended Joint Chapter 11 Plan of Liquidation of Woodbridge Group of Companies, LLC and its Affiliated Debtors, entered October 26, 2018, incorporated herein by reference to the Registration Statement on Form 10 filed by the Trust on October 25, 2019.

101	The following financial statements from the Woodbridge Liquidation Trust Annual Report on Form 10-K for the three months ended September 30, 2025, formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated statements of net assets in liquidation as of September 30, 2025 and June 30, 2025, (ii) consolidated statements of changes in net assets in liquidation for the three months ended September 30, 2025 and 2024, (iii) the notes to the consolidated financial statements. XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Woodbridge Liquidation Trust

Date: November 12, 2025	By:	/s/ Michael I. Goldberg

Michael I. Goldberg,
Liquidation Trustee