Form 10-Q
period 2025-12-31
Woodbridge Liquidation Trust
filed 2026-02-11
CIK 1785494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
or

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
Yes ☐ No ☒

Woodbridge Liquidation Trust
Form 10-Q
December 31, 2025

2

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Woodbridge Liquidation Trust and Subsidiaries Consolidated Statements of Net Assets in Liquidation As of December 31, 2025 and June 30, 2025
($ In Thousands)

Consolidated Statement of Net Assets in Liquidation
($ In Thousands)

	12/31/2025 (Unaudited)	6/30/2025

Assets
Cash, cash equivalents and short-term investments	$59,217	$60,230
Restricted cash (Note 3)	797	644
Other assets (Note 4)	2,183	3,280

Total assets	$62,197	$64,154

Liabilities
Accounts payable and accrued liabilities	$94	$35
Distributions payable	794	642
Accrued liquidation costs (Note 5)	22,744	26,143

Total liabilities	$23,632	$26,820

Commitments and Contingencies (Note 13)

Net Assets in Liquidation
Restricted for Qualifying Victims (Note 6)	$-	$-
All Interestholders	38,565	37,334

Total net assets in liquidation	$38,565	$37,334

See accompanying notes to unaudited consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED) Item 1. Financial Statements (Continued)
Woodbridge Liquidation Trust and Subsidiaries Consolidated Statements of Changes in Net Assets in Liquidation For the Three Months Ended December 31, 2025 and 2024
(Unaudited, $ in Thousands)

	Three Months Ended December 31, 2025			Three Months Ended December 31, 2024
	Restricted			Restricted
	For Qualifying	All		For Qualifying	All
	Victims	Interestholders	Total	Victims	Interestholders	Total

Net Assets in Liquidation as of beginning of period	$-	$38,036	$38,036	$4,125	$39,422	$43,547

Change in assets and liabilities (Note 7):
Restricted for Qualifying Victims:
Change in carrying value of assets and liabilities, net	-	-	-	28	-	28
Distributions (declared) reversed, net	-	-	-	(4,153)	-	(4,153)
Net change in assets and liabilities	-	-	-	(4,125)	-	(4,125)

All Interestholders:
Change in carrying value of assets and liabilities, net	-	179	179	-	4,186	4,186
Distributions (declared) reversed, net	-	350	350	-	-	-
Net change in assets and liabilities	-	529	529	-	4,186	4,186

Net Assets in Liquidation as of end of period	$-	$38,565	$38,565	$-	$43,608	$43,608

See accompanying notes to unaudited consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries Consolidated Statements of Changes in Net Assets in Liquidation For the Six Months Ended December 31, 2025 and 2024
(Unaudited, $ in Thousands)

	Six Months Ended December 31, 2025			Six Months Ended December 31, 2024
	Restricted			Restricted
	For Qualifying	All		For Qualifying	All
	Victims	Interestholders	Total	Victims	Interestholders	Total

Net Assets in Liquidation as of beginning of period	$-	$37,334	$37,334	$4,110	$35,759	$39,869

Change in assets and liabilities (Note 7):
Restricted for Qualifying Victims:
Change in carrying value of assets and liabilities, net	-	-	-	43	-	43
Distributions (declared) reversed, net	-	-	-	(4,153)	-	(4,153)
Net change in assets and liabilities	-	-	-	(4,110)	-	(4,110)

All Interestholders:
Change in carrying value of assets and liabilities, net	-	882	882	-	7,830	7,830
Distributions (declared) reversed, net	-	349	349	-	19	19
Net change in assets and liabilities	-	1,231	1,231	-	7,849	7,849

Net Assets in Liquidation as of end of period	$-	$38,565	$38,565	$-	$43,608	$43,608

See accompanying notes to unaudited consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2025 and 2024 (Unaudited)

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

Organization

The Trust does not have directors, executive officers, or employees. All of the management and executive authority of the Trust reside with the Liquidation Trustee, subject to the supervision of a five-member supervisory board (the “Supervisory Board”). The Wind-Down Entity is separately managed by its board of managers.

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

During the year ended June 30, 2025, the Company concluded that its liquidation activities would not be completed by March 31, 2026 due to the pending construction defect claim against one of the Wind-Down Subsidiaries (the “Development Entity”) and related litigation. This litigation includes the Development Entity’s claims against its first excess layer insurer, and the prior owner, contractors, and other professionals involved in the development of the site and the construction of the home. See Notes 5, 13 and 14 for additional information. The Company currently projects a revised estimated completion date for the Company’s liquidation activities of approximately February 15, 2027.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
For the Three and Six Months Ended December 31, 2025 and 2024 (Unaudited)

On September 22, 2025, the Trust filed a motion with the Bankruptcy Court to extend the Trust termination date from March 31, 2026 to February 15, 2027. On October 8, 2025, the Bankruptcy Court granted the Trust’s motion to extend the Trust termination date to February 15, 2027. As of December 31, 2025, the Trust is to be terminated upon the first to occur of (i) the making of all distributions required to be made and a determination by the Liquidation Trustee that the pursuit of additional Causes of Action held by the Trust is not justified or (ii) February 15, 2027, subject to the extension of such date by the Bankruptcy Court under certain circumstances.

If it deems it necessary, or appropriate, the Company may seek one or more additional extensions of the termination date. If the Trust is extended beyond February 15, 2027, the Company will incur costs in addition to those that have been accrued to date. On October 22, 2025, the Trust submitted a request to the U.S. Internal Revenue Service (the “IRS”) for a private letter ruling that the Trust is a liquidating trust under § 301.7701- 4(d) of the U.S. Treasury Regulations and that a further extension of the term of the Trust beyond February 15, 2027 by the Bankruptcy Court will not jeopardize the status of the Trust as a liquidating trust. As of December 31, 2025, the Trust has not received a response to such request. See Note 14 for additional information.

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

As of December 31, 2025, the Trust is prosecuting two remaining Causes of Action acquired by the Trust pursuant to the Plan (see Note 11 for additional information) and pursuing the collection of settlement receivables and judgments. As of December 31, 2025, the Trust owns one single-family home subject to a life estate (see Note 4 for additional information).

As of December 31, 2025, the Wind-Down Entity’s primary activity is addressing the resolution of a construction defect claim and the related litigation (see Note 5, 13 and 14 for additional information). The Wind-Down Entity has sold all of its real estate assets.

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
For the Three and Six Months Ended December 31, 2025 and 2024 (Unaudited)

All material intercompany accounts and transactions have been eliminated.

Use of Estimates

U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and for the periods then ended. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically, and the carrying amounts of assets and liabilities are revised in the period that available information supports a change in the carrying amount.

Liquidation Basis of Accounting

Under the liquidation basis of accounting, all assets are recorded at their estimated net realizable value or liquidation value, which represents the estimated amount of net cash that will be received upon the disposition of the assets (on an undiscounted basis).

Liabilities, including estimated costs associated with implementing and completing the Plan, are measured in accordance with U.S. GAAP that otherwise apply to those liabilities. The Company has recorded estimated development costs, estimated reserves for contingent liabilities including potential construction defect claims, and the estimated general and administrative costs to be incurred until the completion of the liquidation of the Company. When estimating development costs, the Company considers estimates of costs to complete repairs and to address potential construction defect claims and other costs. Projected general and administrative cost estimates take into account operating costs through the completion of the liquidation of the Company, currently estimated to be approximately February 15, 2027.

These estimated amounts are presented in the accompanying consolidated statements of net assets in liquidation. As additional information becomes available, the estimated amounts may change and these changes may be significant and may adversely impact the amount of net assets in liquidation. All changes in the estimated liquidation value of the Company’s assets and liabilities are reflected as a change to the Company’s net assets in liquidation.

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
For the Three and Six Months Ended December 31, 2025 and 2024 (Unaudited)

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

Upon the recognition of a loss contingency, the associated costs that are probable and estimable are recognized in accrued liquidation costs. Accrued liquidation costs include estimated costs for the initial repair phase, and certain preliminary estimated costs for the evaluation and engineering and costs of subsequent phases of repair. The Company has included preliminary estimates of costs to complete subsequent phases of repair to address the construction defect claim asserted against the Development Entity, but it is unknown whether all or a portion of such costs will be ultimately borne by third parties (including the Company’s insurers). In addition, such estimates of repair costs are based on a preliminary scope of work, and actual costs may vary significantly from such estimates. As stated above, the Company reviews the accrued costs every quarter and records any significant changes based on available information.

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
For the Three and Six Months Ended December 31, 2025 and 2024 (Unaudited)

Net Assets in Liquidation - Restricted for Qualifying Victims

The Company separately presents the portion of net assets in liquidation that are restricted for Qualifying Victims from the net assets in liquidation that are available to All Interestholders (see Note 6 for additional information).

Segment Reporting

The Company has one reportable segment as described in Note 12.

3)
Restricted Cash

The Company’s restricted cash as of December 31, 2025 (unaudited), with comparative information as of June 30, 2025, is as follows ($ in thousands):

	December 31, 2025 (unaudited)	June 30, 2025

Distributions restricted by the Company (a)	$785	$632
Forfeited Assets (Note 6)(b)	12	12
Total restricted cash	$797	$644

(a)
Related to distributions for recently allowed claims, uncashed distribution checks, distributions withheld due to pending avoidance actions and distributions that the Trust is waiting for further beneficiary information.
(b)
Related to distributions payable.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
For the Three and Six Months Ended December 31, 2025 and 2024 (Unaudited)

4)
Other Assets

The Company’s other assets as of December 31, 2025 (unaudited), with comparative information as of June 30, 2025, are as follows ($ in thousands):

	December 31, 2025 (unaudited)	June 30, 2025

Accrued interest (a)	$1,907	$2,883
Real estate assets, net (b)	240	240
Settlement receivables, net (c)	36	110
Other	-	47
Total other assets	$2,183	$3,280

(a)
The Company accrues interest in the amount that it estimates that it will earn on its cash on deposit during the period from January 1, 2026 through February 15, 2027 and during the period from July 1, 2025 through February 15, 2027, respectively.

(b)
Real estate assets at December 31, 2025 and June 30, 2025 consists of one single-family home subject to a life estate located in the state of Florida.

(c)
The allowance for uncollectible settlement receivables was approximately $174,000 and $175,000 at December 31, 2025 and June 30, 2025, respectively.

5)
Accrued Liquidation Costs

The following is a summary of the items included in accrued liquidation costs as of December 31, 2025 (unaudited), with comparative information as of June 30, 2025 ($ in thousands):

	December 31, 2025 (unaudited)	June 30, 2025

Development costs	$10,546	$11,572

General and administrative costs:
Legal and other professional fees	6,579	8,128
Directors and officers insurance	3,115	3,115
Payroll and payroll-related	1,729	2,299
Board fees and expenses	350	500
Other	425	529
Total general and administrative costs	12,198	14,571

Total accrued liquidation costs	$22,744	$26,143

As of December 31, 2025, the Company’s accrued development costs consist of costs incurred but not yet paid, and costs to be incurred, in connection with the construction defect claim asserted against the Development Entity. These costs include the estimated costs for the initial repair phase of the subject property, as well as estimated costs for the evaluation and engineering and preliminary estimated costs of subsequent phases of repair based on an initial scope of work. Accrued development costs also include estimated legal and professional fees for coordinating the pursuit of litigation related to the construction defect and related insurance claims based on information available to date.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
For the Three and Six Months Ended December 31, 2025 and 2024 (Unaudited)

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

The Company is currently unable to estimate whether all or a portion of the total costs will ultimately be borne by third parties (including the Company’s insurers). Any future insurance recoveries will be recorded when they are deemed probable and estimable. See Note 13 for additional information. Insurance reimbursements received to date are included in cash, cash equivalents and short-term investments and have not been netted against accrued development costs in the Company's consolidated financial statements.

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

In March 2021, the Trust received certain Forfeited Assets from the DOJ, including cash and other assets, and the Company recorded the total estimated net realizable value of the Forfeited Assets of approximately $3,459,000. On February 23, 2024, the Trust received and recorded approximately $560,000 in cash from the DOJ that was forfeited by a co-defendant of Robert Shapiro. As of December 31, 2025, the Trust has completed its activities related to the liquidation of the Forfeited Assets.

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

On December 17, 2024, approximately $20,000 was withheld by the Company pending receipt of further beneficiary information. As of December 31, 2025 and June 30, 2025, approximately $12,000 is payable to Qualifying Victims. During the three and six months ended December 31, 2025, approximately $554 was paid to Qualifying Victims.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
For the Three and Six Months Ended December 31, 2025 and 2024 (Unaudited)

The Forfeited Assets included in the Company’s December 31, 2025 (unaudited) and June 30, 2025 consolidated financial statements are as follows ($ in thousands):

	December 31, 2025 (unaudited)	June 30, 2025

Restricted cash (Note 3)	$12	$12
Distributions payable	(12)	(12)
Net assets in liquidation - restricted for Qualifying Victims	$-	$-

7)
Net Change in Assets and Liabilities

Restricted for Qualifying Victims:

During the three months ended December 31, 2025:

●
Assets and liabilities (Restricted for Qualifying Victims) changed by less than $1,000;
●
There were no distributions (declared) reversed (Restricted for Qualifying Victims); and
●
The change in distributions payable (Restricted for Qualifying Victims) was less than $1,000.

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

Distributions (declared)	$(4,153)
Distributions reversed	-
Distributions declared, net	$(4,153)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
For the Three and Six Months Ended December 31, 2025 and 2024 (Unaudited)

Distributions payable relating to Qualifying Victims increased by approximately $20,000 during the three months ended December 31, 2024.

During the six months ended December 31, 2025:

●
Assets and liabilities (Restricted for Qualifying Victims) changed by less than $1,000;
●
There were no distributions (declared) reversed (Restricted for Qualifying Victims); and
●
The change in distributions payable (Restricted for Qualifying Victims) was less than $1,000.

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

The following provides details of the distributions (declared) reversed, net (Restricted for Qualifying Victims) during the six months ended December 31, 2024 (unaudited) ($ in thousands):

Distributions (declared)	$(4,153)
Distributions reversed	-
Distributions declared, net	$(4,153)

Distributions payable relating to Qualifying Victims increased by approximately $20,000 during the six months ended December 31, 2024.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
For the Three and Six Months Ended December 31, 2025 and 2024 (Unaudited)

All Interestholders

The following provides details of the change in the carrying value of assets and liabilities, net (All Interestholders) during the three months ended December 31, 2025 (unaudited) ($ in thousands):

	Cash	Remeasure-
	Activities	ment	Total

Cash, cash equivalents and short-term investments	$(630)	$-	$(630)
Restricted cash	-	-	-
Other assets	(937)	(35)	(972)
Total assets	$(1,567)	$(35)	$(1,602)

Accounts payable and accrued liabilities	$-	$60	$60
Accrued liquidation costs	(1,839)	(2)	(1,841)
Total liabilities	$(1,839)	$58	$(1,781)

Change in carrying value of assets and liabilities, net	$272	$(93)	$179

The following provides details of the distributions (declared) reversed, net (All Interestholders) during the three months ended December 31, 2025:

Distributions (declared)	$(50)
Distributions reversed	400
Distributions (declared) reversed, net	$350

Distributions payable relating to All Interestholders decreased by approximately $377,000 during the three months ended December 31, 2025.

The following provides details of the change in the carrying value of assets and liabilities, net (All Interestholders) during the three months ended December 31, 2024 ($ in thousands) (unaudited):

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

There were no distributions (declared) reversed during the three months ended December 31, 2024.

There was no change in distributions payable relating to All Interestholders during the three months ended December 31, 2024.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
For the Three and Six Months Ended December 31, 2025 and 2024 (Unaudited)

The following provides details of the change in the carrying value of assets and liabilities, net (All Interestholders) during the six months ended December 31, 2025 (unaudited) ($ in thousands):

	Cash	Remeasure-
	Activities	ment	Total

Cash, cash equivalents and short-term investments	$(1,363)	$-	$(1,363)
Restricted cash	2	-	2
Other assets	(1,488)	391	(1,097)
Total assets	$(2,849)	$391	$(2,458)

Accounts payable and accrued liabilities	$-	$59	$59
Accrued liquidation costs	(3,397)	(2)	(3,399)
Total liabilities	$(3,397)	$57	$(3,340)

Change in carrying value of assets and liabilities, net	$548	$334	$882

The following provides details of the distributions (declared) reversed, net (All Interestholders) during the six months ended December 31, 2025:

Distributions (declared)	$(52)
Distributions reversed	401
Distributions declared, net	$349

Distributions payable relating to All Interestholders increased by approximately $152,000 during the six months ended December 31, 2025.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
For the Three and Six Months Ended December 31, 2025 and 2024 (Unaudited)

The following provides details of the change in the carrying value of assets and liabilities, net (All Interestholders) during the six months ended December 31, 2024 ($ in thousands) (unaudited):

	Cash Activities	Remeasure- ment	Total

Cash, cash equivalents and short-term investments	$1,512	$-	$1,512
Restricted cash	-	-	-
Other assets	(4,817)	9,315	4,498
Total assets	$(3,305)	$9,315	$6,010

Accounts payable and accrued liabilities	$(261)	$314	$53
Accrued liquidation costs	(3,726)	1,853	(1,873)
Total liabilities	$(3,987)	$2,167	$(1,820)

Change in carrying value of assets and liabilities, net	$682	$7,148	$7,830

The following provides details of the distributions (declared) reversed, net (All Interestholders) during the six months ended December 31, 2024 ($ in thousands) (unaudited):

Distributions (declared)	$-
Distributions reversed	19
Distributions (declared) reversed, net	$19

Distributions payable relating to All Interestholders decreased by approximately $19,000 during the six months ended December 31, 2024.

8)      Liquidation Trust Interests

The following table summarizes the Liquidation Trust Interests (rounded) for the six months ended December 31, 2025 and 2024 (unaudited):

	For the Six Months Ended December 31,
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
For the Three and Six Months Ended December 31, 2025 and 2024 (Unaudited)

At the Plan Effective Date, certain claims were disputed. As those disputed claims were resolved, additional Class A Interests and (if applicable) Class B Interests were issued on account of allowed claims and no Class A Interests or Class B Interests were issued on account of disallowed claims. The following table summarizes the unresolved claims against the Debtors as they relate to Liquidation Trust Interests (rounded) for the six months ended December 31, 2025 and 2024 (unaudited):

	For the Six Months Ended December 31,
	2025		2024
Liquidation Trust Interests	Class A	Class B	Class A	Class B

Reserved for unresolved claims at beginning of period	-	-	2,078	-
Allowed claims	-	-	-	-
5% enhancement for certain allowed claims	-	-	-	-
Disallowed claims	-	-	-	-
Reserved for unresolved claims at end of period	-	-	2,078	-

As shown in the above table, as of December 31, 2025, all disputed claims have been resolved.

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

There were no new distributions to Interestholders declared and paid during the three and six months ended December 31, 2025 or 2024. There was a distribution declared and paid to Qualifying Victims in respect of Forfeited Assets during the three months ended December 31, 2024 (see Note 6 for additional information).

Distributions payable may change if Interestholders that were previously deemed to have forfeited their rights to receive Class A Interest distributions subsequently respond and if overpaid distributions are returned.

For every distribution, a deposit was made into a restricted cash account for amounts (a) payable for Class A Interests that may be issued in the future upon the allowance of unresolved claims, (b) in respect of Class A Interests issued on account of recently allowed claims, (c) for holders of Class A Interests who failed to cash distribution checks mailed in respect of prior distributions, (d) for distributions that were withheld due to pending avoidance actions and (e) for holders of Class A Interests for which the Trust is waiting for further beneficiary information.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
For the Three and Six Months Ended December 31, 2025 and 2024 (Unaudited)

During the three months ended December 31, 2025, distributions of approximately $27,000 were paid to holders of Class A Interests from the restricted cash account and distributions payable were reduced by the same amount. During the three months ended December 31, 2024, no amounts were paid to holders of Class A Interests. During the six months ended December 31, 2025 and 2024, distributions of approximately $40,000 and $70,000, respectively, were paid to holders of Class A Interests from the restricted cash account and distributions payable were reduced by the same amounts.

During the six months ended December 31, 2024, as a result of claims being disallowed or Class A Interests being cancelled distributions payable to holders of Class A Interests of approximately $19,000 were released from the restricted cash account and distributions payable were reduced by the same amounts. During the three months ended December 31, 2025 and 2024, no distributions payable to holders of Class A Interests were released from the restricted cash account, and distributions payable to holders of Class A Interests were unchanged. There were no claims disallowed or Class A Interests cancelled during the six months ended December 31, 2025.

During the three and six months ended December 31, 2025, approximately $541,000 was received from the Company’s transfer agent relating to Class A Interests distribution checks that were returned or not cashed. The amount was deposited into the restricted cash account and distributions payable were increased by the same amount. No amounts were received from the transfer agent during the three and six months ended December 31, 2024.

During the three and six months ended December 31, 2025, approximately $800 of distributions were paid in excess of the amount in the restricted cash account, therefore distributions declared were increased by that amount. There were no such payments during the three and six months ended December 31, 2024.

As a result of distributions checks that had not been cashed within 180 days of their issuance, Interestholders were deemed to have forfeited their rights to reserved and future distributions. Therefore, during the three and six months ended December 31, 2025, approximately $400,000 was released from the restricted cash account and distributions payable were reduced by the same amount. During the three and six months ended December 31, 2024, no distributions were deemed to have been forfeited.

During the three and six months ended December 31, 2025, Interestholders that had previously been deemed to have forfeited their rights to receive Class A Interest distributions requested to receive past distributions and therefore approximately $51,000 was added to the restricted cash account and distributions payable were increased by the same amount. While the Trust has no obligation to make distributions to Class A Interestholders who were deemed to have forfeited their right to distributions, based on the circumstances, the Trust agreed to make these payments. During the three and six months ended December 31, 2024, no Interestholders that were deemed to have forfeited their rights to receive Class A Interest distributions requested to receive past distributions.

10)      Related Party Transactions

The Liquidation Trustee of the Trust is entitled to receive 5% of the total gross amount recovered by the Trust from the pursuit of the Causes of Action. During the three and six months ended December 31, 2024, approximately $5,000 and $261,000, respectively, were accrued as amounts due to the Liquidation Trustee. During the three and six months ended December 31, 2025, no amounts were accrued as amounts due to the Liquidation Trustee. As of December 31, 2025 and June 30, 2025, approximately $30,000 and $31,000, respectively, were payable to the Liquidation Trustee. These amounts are included in accounts payable and accrued liabilities in the accompanying consolidated statements of net assets in liquidation. During the three and six months ended December 31, 2024, approximately $257,000 was paid to the Liquidation Trustee. No amounts were paid to the Liquidation Trustee during the three and six months ended December 31, 2025.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
For the Three and Six Months Ended December 31, 2025 and 2024 (Unaudited)

Akerman LLP, a law firm based in Miami, Florida, of which the Liquidation Trustee is a partner, provides legal services to the Trust. The Liquidation Trustee of the Trust is entitled to base compensation at an hourly rate of $598.95 for calendar years 2025 and 2024 (these rates are net of a discount from his customary rates). In addition, Akerman LLP is paid for the time other professionals at the firm spend working on matters for the Company and is reimbursed for out-of-pocket expenses incurred. During the three months ended December 31, 2025 and 2024, the amounts paid to Akerman LLP for these services were approximately $43,000 and $31,000, respectively, and during the six months ended December 31, 2025 and 2024, the amounts paid to Akerman LLP for these services were approximately $91,000 and $74,000, respectively. There were no amounts payable to Akerman LLP as of December 31, 2025 or June 30, 2025 relating to these services.

On May 12, 2025, the Company entered into an arrangement with Akerman LLP for the provision of legal services related to the Trust requesting a private letter ruling from the IRS concerning the Trust’s status as a liquidating trust under §301.7701.4(d) of the U.S. Treasury Regulations, which could be needed if the Trust requests an extension of the termination date beyond February 15, 2027. During the three and six months ended December 31, 2025, the amounts paid to Akerman LLP for these services were approximately $27,000 and $87,000, respectively. There was approximately $43,000 payable to Akerman LLP as of December 31, 2025 relating to these services. There were no amounts payable as of June 30, 2025 relating to these services.

11)      Causes of Action

One of the Trust’s liquidation activities is to litigate and/or settle Causes of Action. The main areas of litigation have involved actions against Comerica Bank, nine law firms and 10 individual attorneys. As of December 31, 2025, the cases against Comerica Bank, the law firms and the individual attorneys had been settled or dismissed. During the three months ended December 31, 2024, no cases against law firms and individual attorneys were settled. During the six months ended December 31, 2024, the case against the one remaining law firm and one individual attorney was settled. During the three and six months ended December 31, 2025, no cases against laws firms and individual attorneys were settled. The Company recognizes recoveries from settlements when an agreement is executed, final court approval is received (if required), and collectability is reasonably assured.

The Trust has also filed numerous avoidance actions, most of which have been resolved, resulting in settlement recoveries by or judgments in favor of the Trust. As of December 31, 2025, two legal actions remain pending. Additionally, since February 15, 2019 and as of December 31, 2025, the Trust has obtained default, stipulated and summary judgments related to certain avoidance actions. It is unknown at this time how much, if any, will ultimately be collected on the judgments. Therefore, the Company recognizes recoveries from these judgments when they are probable and estimable.

During the three and six months ended December 31, 2024, the Company recorded approximately $103,000 and $3,550,000, respectively, from the settlement of Causes of Action. The Company did not record any amounts from the settlement of Causes of Action during the three and six months ended December 31, 2025. The Company also recorded liabilities of 5% of the settlements as amounts payable to the Liquidation Trustee and an allowance for uncollectible settlement installment receivables. See Note 4 for additional information about the settlement receivables, net as of December 31, 2025 and June 30, 2025.

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
For the Three and Six Months Ended December 31, 2025 and 2024 (Unaudited)

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

Office Lease

The Company has a lease for office space which expires on May 31, 2026. The monthly rent is approximately $1,600.

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

The recommended scope of work for the initial phase includes the repair and remediation of a retaining wall. On August 7, 2024, the Development Entity submitted a building permit application to the Los Angeles Department of Building and Safety for the retaining wall repair. The building permit for the initial repair was issued on October 30, 2025 and the construction contract for the initial repairs was signed. As of December 31, 2025, the initial repair phase had not begun. Based on current information, the initial phase is expected to take three to six months to complete. Once the initial retaining wall repair is completed, the retaining wall and site will need to be monitored for a period of time. After this monitoring is completed and the results are evaluated, the Development Entity expects that the second phase and further monitoring will begin.

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

In addition, there have been other construction defect claims that have required immediate repair. In October 2024, the Development Entity was notified about a potential leak in the pool that was causing water levels to decrease more rapidly than usual. A leak specialist was retained to test and identify the leak location and underground pipes were replaced. In February 2025, the Development Entity was made aware of potential damage resulting from water leaks and seepage in the garage and other areas of the home. In response, the Development Entity retained consultants to assist with the evaluation of the causes of the situation and to determine appropriate remediation measures. In March 2025, the Development Entity was informed that another glass pane had broken at the property due to ongoing movement on the site. The Development Entity has completed some repairs in response to these claims, but until the initial repair of the retaining wall and monitoring activities are completed, the Development Entity will be unable to complete all necessary repairs. In addition, the Development Entity is unable to determine whether these damages resulted from the same underlying issues currently being addressed. See Note 14 for additional information.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
For the Three and Six Months Ended December 31, 2025 and 2024 (Unaudited)

Based on current information available to it, the Development Entity believes that the repairs to address the construction defect claims can be completed by February 15, 2027; however, it may take longer based on the results of the initial phase of repair, subsequent monitoring and the scope of additional repairs that may be required, as well as unforseen delays in construction.

As of December 31, 2025, there was approximately $8,061,000 accrued for estimated costs related to the construction defect claim asserted against the Development Entity. The estimated costs are the Development Entity’s best estimate at this time and are subject to change as additional information becomes available. As the results of the initial phase of repair and information from the related monitoring become available and the planning for the subsequent phases is finalized, additional costs may need to be accrued. The amount of the Development Entity’s ultimate exposure for the construction defect claim is currently unknown and may be materially different from the amount that has been accrued as of December 31, 2025 in the Company’s consolidated financial statements (see Note 5 for additional information). The Development Entity reviews these estimates on a quarterly basis and accrues updated cost estimates as appropriate.

Construction Defect Insurance

The Company believes that all or a portion of the costs related to the construction defect claim may ultimately be borne by third parties, including the Development Entity’s insurers, as described below.

The Development Entity purchased primary and two excess coverage insurance policies covering certain risks arising out of the Development Entity’s development of the single-family home which is the subject of the construction defect claim. The Development Entity tendered the claim to its primary and excess layer insurers on June 28, 2023. The insurer that issued the primary and first excess layer coverage agreed to defend the Development Entity subject to a reservation of rights. As of December 31, 2025, this insurer has advanced the Development Entity approximately $5,852,000 for the estimated cost of the initial repair phase and some, but not all of the out-of-pocket costs incurred by the Development Entity which it asserts are covered by the primary and first excess layer policies. The funds advanced by this insurer are included in cash, cash equivalents and short-term investments and have not been netted against accrued development costs in the Company’s consolidated financial statements.

As of December 31, 2025, the Development Entity has exhausted its primary and first excess layer coverage and has tendered its claim to the second excess layer insurer. At this time, the second excess layer insurer has agreed to defend the Development Entity subject to a reservation of rights.

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
For the Three and Six Months Ended December 31, 2025 and 2024 (Unaudited)

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

The Company has accrued legal and professional costs related to pursuing the aforementioned litigation. Actual costs incurred may exceed the amount accrued as of December 31, 2025. The Development Entity reviews these estimates on a quarterly basis and accrues updated cost estimates as appropriate.

The Company is not presently the defendant in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company other than as described herein.

14)      Subsequent Events

The Company evaluates subsequent events up until the date the unaudited consolidated financial statements are issued or are available to be issued.

Construction Defect Claim

Subsequent to December 31, 2025, there were additional leaks and other issues reported at the property and the Development Entity is working with its consultants to evaluate the nature of these leaks and issues. The contract for monitoring the retaining wall during the initial repair phase has been signed and initial repair efforts have begun.

Construction Defect Insurance

On January 26, 2026, the Development Entity agreed to extend the stay in the case against the primary and first excess layer insurer by an additional month, and the Court continued the conference (and the stay) until March 6, 2026.
Distributions

During the period from January 1, 2026 through February 11, 2026, distributions of approximately $94,000 were paid to holders of Class A Interests from the restricted cash account and distributions payable were reduced by the same amount.

Comerica Settlement

During the period from January 1, 2026 through February 11, 2026, the Company paid approximately $56,000 to non-contributing claimants in the Comerica settlement. These amounts were included in accounts payable and accrued liabilities at December 31, 2025.

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

As of December 31, 2025, the number of Liquidation Trust Interests outstanding in each class is as follows:

Class of Interest

Class A Liquidation Trust Interests	11,515,807

Class B Liquidation Trust Interests	675,951

Since the Plan Effective Date through December 31, 2025, the Wind-Down Subsidiaries have disposed of approximately 150 properties for aggregate net sales proceeds of approximately $576.80 million. As of December 31, 2025, the Company owned one real estate asset with a net carrying value of approximately $0.24 million. Going forward, the Company’s most significant activity will be overseeing the resolution of the construction defect claim asserted against the Development Entity and its related litigation. The Company’s most significant sources of cash are expected to be from interest income and potentially from litigation proceeds from insurance carriers and other responsible parties. The Company currently expects to complete its liquidation activities by February 15, 2027, although the Company may require additional time to facilitate the orderly liquidation of the Trust’s assets, the resolution of the construction defect claim against the Development Entity, the resolution of the Company’s claims against its insurers and other third parties in connection with the construction defect claim, or for other reasons.

Discussion of the Company’s Operations

For the three months ended December 31, 2025

The following is a summary of the Consolidated Statement of Changes in Net Assets in Liquidation for the three months ended December 31, 2025 ($ in thousands):

	Restricted for	All
	Qualifying Victims	Interestholders	Total

Net assets in liquidation as of beginning of period	$-	$38,036	$38,036

Change in assets and liabilities:
Restricted for Qualifying Victims :
Change in carrying value of assets and liabilities, net	-	-	-
Distributions (declared) reversed, net	-	-	-
Net change in assets and liabilities	-	-	-

All Interestholders :
Change in carrying value of assets and liabilities, net	-	179	179
Distributions (declared) reversed, net	-	350	350
Net change in assets and liabilities	-	529	529

Net assets in liquidation, as of end of period	$-	$38,565	$38,565

Net assets in liquidation – Restricted for Qualifying Victims: As of December 31, 2025, the Trust has completed its activities related to the liquidation of Forfeited Assets.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net assets in liquidation – All Interestholders increased by approximately $0.53 million during the three months ended December 31, 2025. This increase was due to an increase in the net carrying value of assets and liabilities of approximately $0.18 million and distributions (declared) reversed, net of approximately $0.35 million.

The components of the changes in the carrying value of assets and liabilities, net are as follows ($ in thousands):

	Restricted for	All
	Qualifying Victims	Interestholders	Total

Remeasurement of assets and liabilities, net	$-	$(93)	$(93)
Other (1)	-	272	272

Change in carrying value of assets and liabilities, net	$-	$179	$179

(1) The components of Other are as follows:
Insurance reimbursements	$272
Payments to non-contributing claimants in the Comerica settlement that were previously forfeited	(2)
Miscellaneous	2
Total	$272

During the three months ended December 31, 2025, the Company:

•
Reversed distributions, net of approximately $0.35 million.

•
Paid development costs of approximately $0.70 million.

•
Paid general and administrative costs of approximately $1.14 million, including approximately $0.08 million of board member fees and expenses, approximately $0.37 million of payroll and other general and administrative costs, and approximately $0.69 million of professional fees.

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

Net assets in liquidation – All Interestholders increased approximately $4.19 million during the three months ended December 31, 2024. This increase was due to an increase in the net carrying value of assets and liabilities of approximately $4.19 million.

The components of the change in the carrying value of assets and liabilities, net are as follows ($ in thousands):

	Restricted for	All
	Qualifying Victims	Interestholders	Total

Remeasurement of assets and liabilities, net (1)	27	$3,576	$3,603
Settlement recoveries (2)	-	97	97
Sales proceeds in excess of carrying value	1	-	1
Other (3)	-	513	513

Change in carrying value of assets and liabilities, net	$28	$4,186	$4,214

(1)
Includes insurance receivable of approximately $4,319,000.

(2)
Net of 5% payable to the Liquidation Trustee of approximately $5,000.

(3)  The components of Other are as follows:

Insurance reimbursements	$509
Miscellaneous	4
Total	$513

During the three months ended December 31, 2024, the Company:

  Received net proceeds from the sale of Forfeited Assets of approximately $1,000.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

  Distributed net sales proceeds of Forfeited Assets of approximately $4.15 million to Qualifying Victims.

  Recognized an insurance receivable of approximately $4.32 million relating to the initial repair of the construction defect.

  Recorded approximately $0.10 million for the settlement of Causes of Action, net of 5% payable to the Liquidation Trustee.

  Paid development costs of approximately $0.55 million.

  Paid general and administrative costs of approximately $1.92 million, including approximately $0.07 million of board member fees and expenses, approximately $0.28 million of payroll and other general and administrative costs, approximately $1.31 million of professional fees and approximately $0.26 million paid to the Liquidation Trustee.

For the six months ended December 31, 2025

The following is a summary of the Consolidated Statement of Changes in Net Assets in Liquidation for the six months ended December 31, 2025 ($ in thousands):

	Restricted for	All
	Qualifying Victims	Interestholders	Total

Net assets in liquidation as of beginning of period	$-	$37,334	$37,334

Change in assets and liabilities:
Restricted for Qualifying Victims -
Change in carrying value of assets and liabilities, net	-	-	-
Distributions (declared) reversed, net	-	-	-
Net change in assets and liabilities	-	-	-

All Interestholders:
Change in carrying value of assets and liabilities, net	-	882	882
Distributions (declared) reversed, net	-	349	349
Net change in assets and liabilities	-	1,231	1,231

Net assets in liquidation, as of end of period	$-	$38,565	$38,565

Net assets in liquidation – Restricted for Qualifying Victims: As of December 31, 2025, the Trust has completed its activities related to the liquidation of Forfeited Assets.

Net assets in liquidation – All Interestholders increased by approximately $1.23 million during the six months ended December 31, 2025. This increase was due to an increase in the net carrying value of assets and liabilities of approximately $0.88 million and distribution (declared) reversed, net of approximately $0.35 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The components of the changes in the carrying value of assets and liabilities, net are as follows ($ in thousands):

	Restricted for	All
	Qualifying Victims	Interestholders	Total

Remeasurement of assets and liabilities, net	$-	$300	$300
Settlement recoveries	-	1	1
Other (1)	-	581	581

Change in carrying value of assets and liabilities, net	$-	$882	$882

(1) The components of Other are as follows:

Insurance reimbursement	$272
Forfeited payments to non-contributing claimants in the Comerica settlement because their checks were not cashed, net	269
Miscellaneous	40
Total	$581

During the six months ended December 31, 2025, the Company:

  Reversed distributions, net of approximately $0.35 million.

  Paid development costs of approximately $1.02 million.

  Paid general and administrative costs of approximately $2.37 million, including approximately $0.15 million of board member fees and expenses, approximately $0.73 million of payroll and other general and administrative costs, and approximately $1.49 million of professional fees.

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

Net assets in liquidation – All Interestholders increased approximately $7.85 million during the six months ended December 31, 2024. This increase was due to an increase in the net carrying value of assets and liabilities of approximately $7.83 million and distributions reversed of approximately $0.02 million from Class A Interests being cancelled.

The components of the change in the carrying value of assets and liabilities, net are as follows ($ in thousands):

	Restricted for	All
	Qualifying Victims	Interestholders	Total

Remeasurement of assets and liabilities, net (1)	41	$4,009	$4,050
Settlement recoveries (2)	-	3,289	3,289
Sales proceeds in excess of carrying value	2	-	2
Other (3)	-	532	532

Change in carrying value of assets and liabilities, net	43	$7,830	$7,873

(1) Includes insurance receivable of approximately $4,319,000.

(2) Net of 5% payable to the Liquidation Trustee of approximately $261,000.

(3) The components of Other are as follows:

Insurance reimbursements	$509
Miscellaneous	23
Total	$532

During the six months ended December 31, 2024, the Company:

  Received net proceeds from the sale of Forfeited Assets of approximately $0.02 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

  Reversed distributions of approximately $.02 million from Class A Interests being cancelled.

  Recorded approximately $3.29 million from the settlement of Causes of Action, net of 5% payable to the Liquidation Trustee.
  Paid development costs of approximately $0.75 million.

Liquidity and Capital Resources

Liquidity

The Company's primary sources for meeting its capital requirements are its cash, cash equivalents and short-term investments, receipt of interest earned, and proceeds from liquidating its other remaining assets. The Company's primary uses of funds are and will continue to be for costs relating to the resolution of the construction defect claim and its related litigation and other costs and distributions, if any. The Company expects to be able to adequately fund its liquidation activities over the next twelve months from its primary sources of capital; however, no assurance can be made in that regard. At this time, the amount of the liability exposure for the construction defect claim cannot be determined and may be in excess of the estimated liquidation costs accrued as of December 31, 2025.

Capital Resources

In addition to cash, cash equivalents, short-term investments and restricted cash as of December 31, 2025 of approximately $60.01 million (of which approximately $0.80 million is restricted), the capital resources available to the Company are as follows:

•
Interest Earnings: During the six months ended December 31, 2025, the Company reversed interest earnings of approximately $0.05 million. At December 31, 2025, the Company had approximately $1.91 million of accrued interest recorded. The Company expects to receive approximately $0.92 million of this accrued interest during the remainder of the year ending June 30, 2026.

•
Proceeds from Real Estate Transactions: As of December 31, 2025, the Company owned one real estate asset with an estimated carrying value of approximately $0.24 million. Based on the remaining real estate asset of the Company, future net proceeds will be negligible as compared to the proceeds the Company has realized in prior periods.

•
Causes of Action Recoveries: During the six months ended December 31, 2025, the Company recognized approximately $400 from the settlement of Causes of Action. Based on the limited remaining Causes of Action, future recoveries will be negligible as compared to the recoveries the Company has realized in prior periods.

Uses of Liquidity

The primary uses of the Company's liquidity are to pay distributions payable, operating costs and costs related to construction defect claim(s). As of December 31, 2025, the Company's total liabilities were approximately $23.63 million. The total liabilities recorded as of December 31, 2025 may not be indicative of the Company's future cash needs, which may vary materially from the current estimate.

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

As of February 11, 2026, the Liquidation Trustee has declared eleven distributions to the Class A Interestholders. The distributions included a cash distribution on account of the then-allowed claims and a deposit is made into a restricted cash account for amounts that are or may become payable (a) in respect of Class A Interests that may be issued in the future upon the allowance of unresolved bankruptcy claims, (b) in respect of Class A Interests on account of recently allowed claims, (c) for holders of Class A Interests who failed to cash distribution checks mailed in respect of prior distributions, (d) for distributions that were withheld due to pending avoidance actions and (e) for holders of Class A Interests for which the Trust is waiting for further beneficiary information.

The Liquidation Trustee will continue to assess the adequacy of funds held and may make additional cash distributions on account of Class A Interests but does not currently know the timing or amount of any such distribution(s), if any.

Sections 7.6 and 7.18 of the Plan provide that distributions that have not been cashed within 180 calendar days of their issuance shall be null and void and the holder of the associated Liquidation Trust Interests "shall be deemed to have forfeited its rights to any reserved and future Distributions under the Plan," with such amounts to become "Available Cash" of the Trust for all purposes. On February 1, 2022 and November 24, 2025, the Trust sent letters to the holders of the Class A Interests who had failed to cash distribution checks in respect of the first through fifth distributions and the sixth through the eleventh distributions, respectively, for which checks were issued more than 180 days prior to the date of the letter. The letter informed each recipient that, unless the Trust was contacted on or before February 28, 2022 and December 31, 2025, respectively, such recipient's reserved and future distributions would be deemed forfeited in accordance with the Plan. The Trust provided this final notice simply as a one-time courtesy and reserves its rights to strictly enforce the Plan's forfeiture provisions, and any other provision of the Plan, against any person (including any recipient of the final notice) at any time in the future, without further notice.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following tables summarize the distributions declared to Interestholders1, distributions paid and the activity in the restricted cash account for the periods from February 15, 2019 (inception) through December 31, 2025 and from February 15, 2019 (inception) through February 11, 2026:

				During the Period from February 15, 2019 (inception) through December 31, 2025 ($ in Millions)			During the Period from February 15, 2019 (inception) through February 11, 2026 ($ in Millions)
		Date Declared	$ per Class A Interest	Total Declared	Paid	Restricted Cash Account	Total Declared	Paid	Restricted Cash Account

Distributions Declared
First		3/15/2019	$3.75	$44.70	$42.32	$2.38	$44.70	$42.32	2.38
Second		1/2/2020	4.50	53.44	51.20	2.24	53.44	51.20	2.24
Third		3/31/2020	2.12	25.00	24.19	0.81	25.00	24.19	0.81
Fourth		7/13/2020	2.56	29.97	29.24	0.73	29.97	29.24	0.73
Fifth		10/19/2020	2.56	29.96	29.21	0.75	29.96	29.21	0.75
Sixth		1/7/2021	4.28	50.01	48.67	1.34	50.01	48.67	1.34
Seventh (a)		5/13/2021	2.58	30.04	29.35	0.69	30.04	29.35	0.69
Eighth		10/8/2021	3.44	40.02	39.14	0.88	40.02	39.14	0.88
Ninth		2/4/2022	3.44	39.98	39.15	0.83	39.98	39.15	0.83
Tenth		6/15/2022	5.63	65.02	64.19	0.83	65.02	64.19	0.83
Eleventh		5/10/2023	2.18	25.02	24.90	0.12	25.02	24.90	0.12
Subtotal	$		$37.04	$433.16	$421.56	$11.60	$433.16	$421.56	$11.60

Distributions Returned / (Reversed)
Disallowed/cancelled (b)		(6.74)		(6.74)
Returned (c)		1.28		1.28
Forfeited, net (d)		(1.50)		(1.50)
Subtotal		(6.96)		(6.96)

Distributions Paid from Reserve Account (e)		(3.86)		(3.95)

Distributions Payable, Net	as of 12/31/2025:	$0.78	as of 2/11/2026:	$0.69

(a)
The seventh distribution included the cash the Trust received from Fair Funds.
(b)
As a result of claims being disallowed or Class A Interests cancelled.
(c)
Distribution checks returned or not cashed.
(d)
Distributions forfeited, net as Interestholders did not cash checks that were over 180 days old.
(e)
Paid as claims are allowed or resolved.

Contractual Obligations

The Company has a lease for office space that expires on May 31, 2026. The Company expects that it will continue to lease office space until the liquidation process is completed.

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

In connection with the preparation of our Form 10-Q, our management and the Liquidation Trustee assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on its assessment, our management and the Liquidation Trustee believe that, as of December 31, 2025, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Trust Litigation - Avoidance Actions

The Trust has pursued over 500 avoidance actions, many of which have been resolved. As of February11, 2026, the Trust has entered into settlements in approximately 254 legal actions, with two actions still pending. In addition, as of February 11, 2026, the Trust has settled approximately 245 potential avoidance claims for which litigation was not filed. Since inception and as of February 11, 2026, the resolution of avoidance actions has resulted in aggregate settlements of approximately $22.89 million of cash payments made or due to the Trust and approximately $11.28 million in reductions of claims against the Trust.

Additionally, as of February 11, 2026, the Trust has obtained judgments of approximately $174.65 million, including default judgments of approximately $152.72 million, stipulated judgments of approximately $17.23 million and summary judgments of approximately $4.70 million. The Trust has engaged a third-party firm to pursue the collection of these judgments. As of February 11, 2026, the Trust has collected approximately $0.04 million related to these judgments and approximately $82.53 million of these judgments are considered uncollectable. It is unknown at this time how much of the remaining judgments, if any, will ultimately be collected on these judgments, as stipulated, default and summary judgments are commonly obtained where the defendant has insufficient assets, if any, to satisfy a judgment.

The Trust is currently prosecuting two legal actions to recover fraudulent transfers, and other funds subject to recovery by the bankruptcy estate. These actions were filed in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) and are pending before the Honorable J. Kate Stickles. These actions for fraudulent transfer and fraud against former agents, which arise under chapter 5 of the Bankruptcy Code and applicable state law governing fraudulent transfers, seek to avoid and recover payments made by the Debtors during the course of the Ponzi scheme (from July 2012 through the December 4, 2017 bankruptcy filing) for commissions to former agents, as well as for fraud, aiding and abetting fraud, and the unlicensed sale of securities asserted by the Trust based on claims contributed to the Trust by defrauded investors. These actions were filed by the Trust in the Bankruptcy Court between November 15, 2019 and December 4, 2019. To the extent actions of this type are also being pursued by the SEC, it is the Trust’s understanding that any recoveries obtained by the SEC will be transmitted to the Trust pursuant to a Fair Fund established by the SEC.

Wind-Down Group Litigation

As disclosed above, during the year ended June 30, 2023, a construction defect claim was asserted against the Development Entity by the buyer of a single-family home sold by the Development Entity. The Company believes that all or substantially all of the damages arising from the construction defects are attributable to work performed by third parties before the Development Entity acquired the property. The following is a summary of the two legal proceedings commenced by the Development Entity in connection with the construction defect claim:

PART II.  OTHER INFORMATION (CONTINUED)
Item 1.  Legal Proceedings (Continued)

•
On May 28, 2024, the Development Entity filed a lawsuit in Los Angeles Superior Court against 13 different parties, including the prior owner, contractors and other parties involved in the development of the site and the construction of the home. The lawsuit seeks, among other relief, contribution from these parties for the costs that the Development Entity has incurred, and may incur, in connection with the investigation and repair of the construction defect claim. Based on further investigation after filing of the complaint, the Development Entity dismissed three defendants without prejudice. A mediation was held on February 20, 2025. The parties agreed to allow each other time to gather and exchange information, as needed. A subsequent mediation date has not been scheduled.

•
On August 9, 2024, the Development Entity filed suit in Los Angeles Superior Court against its insurers from whom it had purchased primary and excess layer liability insurance to protect against the risks associated with the development of the single-family home. The lawsuit seeks, among other relief, damages from the primary and two excess layer insurers for amounts the Development Entity has incurred, and may incur, in connection with the investigation and repair of the construction defect claim, as well as declaratory relief against the primary and excess layer insurers. On August 20, 2024, the lawsuit against the insurers was stayed until October 21, 2024. On October 15, 2024, the Development Entity agreed to extend the stay by an additional three months, until January 29, 2025, during which time the parties agreed to seek informal resolution of the dispute. On October 24, 2024, the Development Entity dismissed its claim against the second excess layer insurance carrier without prejudice and subject to a tolling agreement. On January 27, 2025, the primary and first excess layer insurer approved coverage for the initial repair phase. The case against the primary and first excess layer insurer is currently stayed until the initial case management conference, which is currently scheduled to occur on October 30, 2025. On October 30, 2025, the Development Entity agreed to extend the stay by an additional three months, until January 26, 2026. On January 26, 2026, the Development Entity agreed to extend the stay in the case against the primary and first excess layer insurer by an additional month, and the Court continued the conference (and the stay) until March 6, 2026. The Trust may add the second excess layer insurer to the litigation if the second excess layer insurer refuses to provide coverage after the primary and first excess layer policy is exhausted.

PART II.  OTHER INFORMATION (CONTINUED)

Item 1A.
 Risk Factors

Please see the applicable risks in Item 1A of our Annual Report on Form 10-K filed with the SEC on September 25, 2025.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

In accordance with the Plan, all Liquidation Trust Interests have been issued without registration under the Securities Act. The Liquidation Trust Interests have been issued only to holders of allowed claims in Class 3, Class 4, and Class 5 under the Plan entirely in exchange for such claims. See “Item 1. Business - D. Plan Provisions Regarding the Company - 2. Treatment under the Plan of holders of claims against and equity interests in the Debtors” of our Annual Report on Form 10-K filed with the SEC on September 25, 2025. During the period from February 15, 2019 (inception) through December 31, 2025, the Trust has issued an aggregate of 11,545,103 Class A Interests and an aggregate of 678,123 Class B Interests. As of December 31, 2025, the Trust had 11,516,157 Class A Interests and 675,951 Class B Interests outstanding. All Liquidation Trust Interests were issued on the Plan Effective Date or from time to time thereafter as soon as practicable as and when claims in Class 3, Class 4 or Class 5 have become allowed.

During the three months ended December 31, 2025, the Trust did not issue any Liquidation Trust Interests.

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

Item 3.
Defaults upon Senior Securities

None.

Item 4.
Mine Safety Disclosures

None.

Item 5.
Other Information

None.

PART II.  OTHER INFORMATION (CONTINUED)

Item 6. Exhibits

Exhibit Number and Description

2.1	First Amended Joint Chapter 11 Plan of Liquidation of Woodbridge Group of Companies, LLC and its Affiliated Debtors dated August 22, 2018, incorporated herein by reference to the Registration Statement on Form 10 filed by the Trust on October 25, 2019.

3.1	Certificate of Trust of Woodbridge Liquidation Trust dated February 14 and effective February 15, 2019, incorporated herein by reference to the Registration Statement on Form 10 filed by the Trust on October 25, 2019.

3.2	Liquidation Trust Agreement of Woodbridge Liquidation Trust dated February 15, 2019, as amended by Amendment No. 1 dated August 21, 2019 and Amendment No. 2 dated September 13, 2019, incorporated herein by reference to the Registration Statement on Form 10 filed by the Trust on October 25, 2019.

3.3	Amendment No. 3 to Liquidation Trust Agreement dated as of November 1, 2019, incorporated herein by reference to Amendment No. 1 to Registration Statement on Form 10 filed by the Trust on December 13, 2019.

3.4	Amendment No. 4 to Liquidation Trust Agreement dated as of February 5, 2020, incorporated herein by reference to the Current Report on Form 8-K filed by the Trust on February 6, 2020.

3.5	Amendment No. 5 to Liquidation Trust Agreement dated as of May 9, 2024, incorporated herein by reference to Form 10-Q filed by the Trust on May 13, 2024.

3.6	Amendment No. 6 to Liquidation Trust Agreement dated October 17, 2025, incorporated herein by reference to the Current Report on Form 8-K filed by the Trust on October 24, 2025.

3.7	Amended and Restated Bylaws of Woodbridge Liquidation Trust effective August 21, 2019, incorporated herein by reference to the Registration Statement on Form 10 filed by the Trust on October 25, 2019.

10.1	Limited Liability Company Agreement of Woodbridge Wind-Down Entity LLC dated February 15, 2019, incorporated herein by reference to the Registration Statement on Form 10 filed by the Trust on October 25, 2019.

10.2	First Amendment to Limited Liability Agreement of Woodbridge Wind-Down Entity LLC dated November 30, 2022, incorporated herein by reference to the Current Report on Form 8-K filed by the Trust on December 1, 2022.

10.3	Second Amendment to Limited Liability Agreement of Woodbridge Wind-Down Entity LLC dated as of March 27, 2023, incorporated herein by reference to the Current Report on Form 8-K filed by the Trust on March 29, 2023.

10.4	Third Amendment to Limited Liability Agreement of Woodbridge Wind-Down Entity LLC dated as of April 28, 2023, incorporated herein by reference to the Current Report on Form 8-K filed by the Trust on May 1, 2023.

10.5	Indemnification Agreement dated November 12, 2019 between Woodbridge Wind-Down Entity LLC and Marion W. Fong, incorporated herein by reference to Amendment No. 1 to Registration Statement on Form 10 filed by the Trust on December 13, 2019.

10.6	Part-Time Employment Agreement dated November 30, 2022 between Woodbridge Wind-Down Entity and Marion W. Fong, incorporated herein by reference to the Current Report on Form 8-K filed by the Trust on December 1, 2022.

10.7	Part-Time Employment Agreement dated November 30, 2022 between Woodbridge Wind-Down Entity and David Mark Kemper, incorporated herein by reference to the Current Report on Form 8-K filed by the Trust on December 1, 2022.

10.8	Indemnification Agreement dated November 12, 2019 between Woodbridge Wind-Down Entity LLC and David Mark Kemper, incorporated herein by reference to Amendment No. 1 to Registration Statement on Form 10 filed by the Trust on December 13, 2019.

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

101
The following financial statements from this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2025, formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated statements of net assets in liquidation as of December 31, 2025 and June 30, 2025, (ii) consolidated statements of changes in net assets in liquidation for the three months ended December 31, 2025 and 2024, (iii) consolidated statements of changes in net assets in liquation for the six months ended December 31, 2025 and 2024 and (iv) the notes to the consolidated financial statements. XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Woodbridge Liquidation Trust

Date: February 11, 2026	By:	/s/ Michael I. Goldberg

Michael I. Goldberg,
Liquidation Trustee