Form 10-Q
period 2026-03-31
Woodbridge Liquidation Trust
filed 2026-05-14
CIK 1785494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2026
 or

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
March 31, 2026

1

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements

Woodbridge Liquidation Trust and Subsidiaries
Consolidated Statements of Net Assets in Liquidation
As of March 31, 2026 and June 30, 2025

($ In Thousands)

	3/31/2026 (Unaudited)	6/30/2025
Assets
Cash, cash equivalents and short-term investments	$57,591	$60,230
Restricted cash (Note 3)	702	644
Other assets (Note 4)	3,585	3,280

Total assets	$61,878	$64,154

Liabilities
Accounts payable and accrued liabilities	$42	$35
Distributions payable	700	642
Accrued liquidation costs (Note 5)	25,193	26,143

Total liabilities	$25,935	$26,820

Commitments and Contingencies (Note 13)

Net Assets in Liquidation
Restricted for Qualifying Victims (Note 6)	$-	$-
All Interestholders	35,943	37,334

Total net assets in liquidation	$35,943	$37,334

See accompanying notes to unaudited consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries Consolidated Statements of Changes in Net Assets in Liquidation For the Three Months Ended March 31, 2026 and 2025
(Unaudited, $ in Thousands)

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Restricted For Qualifying Victims	All Interestholders	Total	Restricted For Qualifying Victims	All Interestholders	Total

Net Assets in Liquidation as of beginning of period	$-	$38,565	$38,565	$-	$43,608	$43,608

Change in assets and liabilities (Note 7):
Restricted for Qualifying Victims:
Change in carrying value of assets and liabilities, net	-	-	-	-	-	-
Distributions (declared) reversed, net	-	-	-	-	-	-
Net change in assets and liabilities	-	-	-	-	-	-

All Interestholders:
Change in carrying value of assets and liabilities, net	-	(2,622)	(2,622)	-	(442)	(442)
Distributions (declared) reversed, net	-	-	-	-	50	50
Net change in assets and liabilities	-	(2,622)	(2,622)	-	(392)	(392)

Net Assets in Liquidation as of end of period	$-	$35,943	$35,943	$-	$43,216	$43,216

See accompanying notes to unaudited consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.
Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries Consolidated Statements of Changes in Net Assets in Liquidation For the Nine Months Ended March 31, 2026 and 2025
(Unaudited, $ in Thousands)

	Nine Months Ended March 31, 2026			Nine Months Ended March 31, 2025
	Restricted For Qualifying Victims	All Interestholders	Total	Restricted For Qualifying Victims	All Interestholders	Total

Net Assets in Liquidation as of beginning of period	$-	$37,334	$37,334	$4,110	$35,759	$39,869

Change in assets and liabilities (Note 7):
Restricted for Qualifying Victims:
Change in carrying value of assets and liabilities, net	-	-	-	43	-	43
Distributions (declared) reversed, net	-	-	-	(4,153)	-	(4,153)
Net change in assets and liabilities	-	-	-	(4,110)	-	(4,110)

All Interestholders:
Change in carrying value of assets and liabilities, net	-	(1,740)	(1,740)	-	7,388	7,388
Distributions (declared) reversed, net	-	349	349	-	69	69
Net change in assets and liabilities	-	(1,391)	(1,391)	-	7,457	7,457

Net Assets in Liquidation as of end of period	$-	$35,943	$35,943	$-	$43,216	$43,216

See accompanying notes to unaudited consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2026 and 2025 (Unaudited)

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
For the Three and Nine Months Ended March 31, 2026 and 2025 (Unaudited)

As of March 31, 2026, the Trust is to be terminated upon the first to occur of (i) the making of all distributions required to be made and a determination by the Liquidation Trustee that the pursuit of additional Causes of Action held by the Trust is not justified or (ii) February 15, 2027, subject to the extension of such date by the Bankruptcy Court under certain circumstances.

During the quarter ended March 31, 2026, the Company concluded that its liquidation activities would not be completed by February 15, 2027 due to the pending construction defect claim against one of the Wind-Down Subsidiaries (the “Development Entity”). See Notes 5 and 13 for additional information. The Company currently projects a revised estimated completion date for the Company’s liquidation activities of approximately February 15, 2028.

Pursuant to the Trust Agreement, the Trust may only be extended past February 15, 2027 if it obtains a private letter ruling from the U.S. Internal Revenue Service (the “IRS”) that the Trust is a liquidating trust under § 301.7701- 4(d) of the U.S. Treasury Regulations and that a further extension of the term of the Trust beyond February 15, 2027 will not jeopardize the status of the Trust as a liquidating trust.

On October 22, 2025, the Trust submitted a request to the IRS for a private letter ruling to that effect. A response to such request was received by the Trust following March 31, 2026, indicating that a further extension will not jeopardize the status of the Trust as a liquidating trust. See Note 14 for additional information.

In addition, the Trust is required to file a motion with the Bankruptcy Court to extend the termination date of the Trust beyond February 15, 2027.  The Trust expects that the motion will be timely filed and that the Bankruptcy Court will grant the motion, as the extension is needed to permit the Trust the time needed to resolve the construction defect claim.

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

As of March 31, 2026, the Trust is prosecuting two remaining Causes of Action acquired by the Trust pursuant to the Plan (see Notes 11 and 14 for additional information) and pursuing the collection of settlement receivables and judgments. As of March 31, 2026, the Trust owns one single-family home subject to a life estate (see Note 4 for additional information).

As of March 31, 2026, the Wind-Down Entity’s primary activity is addressing the resolution of a construction defect claim and the related litigation (see Note 5, 13 and 14 for additional information). The Wind-Down Entity has sold all of its real estate assets.

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
For the Three and Nine Months Ended March 31, 2026 and 2025 (Unaudited)

2)
Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the consolidated financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. These consolidated financial statements have been presented in accordance with Accounting Standards Codification (“ASC”) Subtopic 205-30, “Liquidation Basis of Accounting,” as amended by Accounting Standards Update (“ASU”) No. 2013-07, “Presentation of Financial Statements (Topic 205), Liquidation Basis of Accounting.” The June 30, 2025 consolidated statement of net assets in liquidation included herein was derived from the audited consolidated financial statements as of and for the year ended June 30, 2025 but does not include all disclosures or notes required by U.S. GAAP for complete financial statements.

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

Liabilities, including estimated costs associated with implementing and completing the Plan, are measured in accordance with U.S. GAAP that otherwise apply to those liabilities. The Company has recorded estimated development costs, estimated reserves for contingent liabilities including potential construction defect claims, and the estimated general and administrative costs to be incurred until the completion of the liquidation of the Company. When estimating development costs, the Company considers estimates of costs to complete known repairs and to address potential construction defect claims and other costs. Projected general and administrative cost estimates take into account operating costs through the completion of the liquidation of the Company, currently estimated to be approximately February 15, 2028.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
For the Three and Nine Months Ended March 31, 2026 and 2025 (Unaudited)

Other Assets

The Company recognizes recoveries from the settlement of Causes of Action when an agreement is executed, final court approval is received (if required), and collectability is reasonably assured. An allowance for uncollectible settlement installment receivables is recorded when there is doubt about the collectability of the receivable.

The Company accrues expected interest earnings when it can reasonably estimate the amount to be received. The Company uses a forward yield curve to estimate the interest rates to be earned and its expected future cash balances to estimate the dollar amount that will earn interest through the currently estimated Trust termination date of February 15, 2028.

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

Accrued Liquidation Costs

The Company accrues estimated liquidation costs to the extent they are known and are reasonably estimable. These costs consist of (a) estimated development costs, primarily costs to address the Development Entity’s construction defect claim and estimated reserves for contingent liabilities including potential construction defect claims and the administration of such potential construction defect claims after the Company’s liquidation activities are completed (see Notes 5 and 13 for additional information) and (b) estimated general and administrative costs, including payroll, legal and other professional fees, trustee and board fees, rent and other office related expenses, and other general and administrative costs to operate the Company until the completion of the Company's liquidation activities, currently estimated to be approximately February 15, 2028. Accrued liquidation costs for general and administrative costs consider the estimated recurring historical amounts as well as expected costs to terminate the trust. If the Trust is extended beyond February 15, 2028, the Company will incur costs in addition to those that have been accrued to date.

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

Income Taxes

The Trust is intended to be treated as a grantor trust for income tax purposes and, accordingly, is not subject to federal or state income tax on any income earned or gain recognized by the Trust. The Trust’s beneficiaries are treated as the owner of a pro rata portion of each asset, including cash and each liability received by and held by the Trust. Each beneficiary will be required to report on his or her federal and state income tax return his or her pro rata share of taxable income, including gains and losses recognized by the Trust. Accordingly, there is no provision for federal, or state income taxes recorded in the accompanying consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
For the Three and Nine Months Ended March 31, 2026 and 2025 (Unaudited)

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

Net Assets in Liquidation - Restricted for Qualifying Victims

The Company separately presents the portion of net assets in liquidation that are restricted for Qualifying Victims from the net assets in liquidation that were available to All Interestholders (see Note 6 for additional information).

Segment Reporting

The Company has one reportable segment as described in Note 12.

3)
Restricted Cash

The Company’s restricted cash as of March 31, 2026 (unaudited), with comparative information as of June 30, 2025, is as follows ($ in thousands):

	March 31, 2026 (unaudited)	June 30, 2025
Distributions restricted by the Company (a)	$690	$632
Forfeited Assets (Note 6) (b)	12	12
Total restricted cash	$702	$644

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
For the Three and Nine Months Ended March 31, 2026 and 2025 (Unaudited)

4)
Other Assets

The Company’s other assets as of March 31, 2026 (unaudited), with comparative information as of June 30, 2025, are as follows ($ in thousands):

	March 31, 2026 (unaudited)	June 30, 2025

Accrued interest (a)	$3,321	$2,883
Real estate assets, net (b)	240	240
Settlement receivables, net (c)	24	110
Other	-	47
Total other assets	$3,585	$3,280

(a)
The Company accrues interest in the amount that it estimates that it will earn on its cash on deposit during the period from April 1, 2026 through February 15, 2028 and during the period from July 1, 2025 through February 15, 2027, respectively. During the quarter ended March 31, 2026, the Company accrued additional interest earnings of approximately $1,936,000 related to changing the estimated completion date of the Company’s liquidation activities from February 15, 2027 to February 15, 2028.

(b)
Real estate assets at March 31, 2026 and June 30, 2025 consist of one single-family home subject to a life estate located in the state of Florida.

(c)
The allowance for uncollectible settlement receivables was approximately $174,000 and $175,000 at March 31, 2026 and June 30, 2025, respectively.

5)
Accrued Liquidation Costs

The following is a summary of the items included in accrued liquidation costs as of March 31, 2026 (unaudited), with comparative information as of June 30, 2025 ($ in thousands):

	March 31, 2026 (unaudited)	June 30, 2025

Development costs	$10,751	$11,572

General and administrative costs:
Legal and other professional fees	7,485	8,128
Directors and officers insurance	3,201	3,115
Payroll and payroll-related	2,688	2,299
Board fees and expenses	575	500
Other	493	529
Total general and administrative costs	14,442	14,571

Total accrued liquidation costs	$25,193	$26,143

As of March 31, 2026, the Company’s accrued development costs consist of costs incurred but not yet paid, and costs to be incurred, in connection with the construction defect claim asserted against the Development Entity. These costs include the estimated costs for the initial repair phase of the subject property, as well as estimated costs for the evaluation and engineering and preliminary estimated costs of subsequent phases of repair based on an initial scope of work. Accrued development costs also include estimated legal and professional fees for coordinating the pursuit of litigation related to the construction defect and related insurance claims based on information available to date. During the quarter ended March 31, 2026, the Company accrued additional development costs of approximately $1,100,000 related to the construction defect claim asserted against the Development Entity. The additional accrual is primarily related to timing delays, unanticipated repairs and updated cost estimates.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
For the Three and Nine Months Ended March 31, 2026 and 2025 (Unaudited)

Additional repairs beyond the initial phase will be necessary. The scope of work for the subsequent repairs, timing and cost is based on preliminary estimates, and actual costs may vary significantly from such estimates. The costs for the subsequent phases of repair, as well as related legal and professional fees, will be reviewed quarterly, and the Company will record any significant changes. A portion of the accrued development costs relate to estimated reserves for contingent liabilities, including other potential construction defect claims, and the administration of such claims after the Company’s liquidation activities are completed. See Note 13 for additional information.

The Company is currently unable to estimate whether all or a portion of the total costs will ultimately be borne by third parties (including the Company’s insurers). Any future insurance recoveries will be recorded when they are deemed probable and estimable. See Notes 13 and 14 for additional information. Insurance reimbursements received to date are included in cash, cash equivalents and short-term investments in the Company's consolidated financial statements.

During the quarter ended March 31, 2026, the Company accrued additional general and administrative costs of approximately $3,506,000 related to changing the estimated completion date of the Company’s liquidation activities from February 15, 2027 to February 15, 2028. The additional costs are primarily legal and other professional fees and payroll and payroll-related costs. If the Trust is extended beyond February 15, 2028, the Company will incur costs in addition to those that have been accrued to date.

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

In March 2021, the Trust received certain Forfeited Assets from the DOJ, including cash and other assets, and the Company recorded the total estimated net realizable value of the Forfeited Assets of approximately $3,459,000. On February 23, 2024, the Trust received and recorded approximately $560,000 in cash from the DOJ that was forfeited by a co-defendant of Robert Shapiro. As of March 31, 2026, the Trust has completed its activities related to the liquidation of the Forfeited Assets.

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

As of March 31, 2026 and June 30, 2025, approximately $12,000 is payable to Qualifying Victims. During the nine months ended March 31, 2026, approximately $554 was paid to Qualifying Victims. During the nine months ended March 31, 2025, approximately $4,133,000 was paid to Qualifying Victims. During the three months ended March 31, 2026 and 2025, no amounts were paid to Qualifying Victims.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
For the Three and Nine Months Ended March 31, 2026 and 2025 (Unaudited)

The Forfeited Assets included in the Company’s March 31, 2026 (unaudited) and June 30, 2025 consolidated financial statements are as follows ($ in thousands):

	March 31, 2026
	(unaudited)	June 30, 2025
Restricted cash (Note 3)	$12	$12
Distributions payable	(12)	(12)
Net assets in liquidation - restricted for Qualifying Victims	$-	$-

7)
Net Change in Assets and Liabilities

Restricted for Qualifying Victims:

During the three months ended March 31, 2026, there were no changes in assets and liabilities, distributions (declared) reversed or changes in distributions payable (Restricted for Qualifying Victims).

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

During the three months ended March 31, 2025, there were no distributions (declared) reversed or changes in distributions payable (Restricted for Qualifying Victims).

During the nine months ended March 31, 2026:

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
For the Three and Nine Months Ended March 31, 2026 and 2025 (Unaudited)

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

Distributions payable relating to Qualifying Victims increased by approximately $20,000 during the nine months ended March 31, 2025.

All Interestholders

The following provides details of the change in the carrying value of assets and liabilities, net (All Interestholders) during the three months ended March 31, 2026 (unaudited) ($ in thousands):

	Cash Activities	Remeasure- ment	Total

Cash, cash equivalents and short-term investments	$(1,626)	$-	$(1,626)
Restricted cash	(1)	-	(1)
Other assets	(579)	1,981	1,402
Total assets	$(2,206)	$1,981	$(225)

Accounts payable and accrued liabilities	$(56)	$4	$(52)
Accrued liquidation costs	(2,158)	4,607	2,449
Total liabilities	$(2,214)	$4,611	$2,397

Change in carrying value of assets and liabilities, net	$8	$(2,630)	$(2,622)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
For the Three and Nine Months Ended March 31, 2026 and 2025 (Unaudited)

During the three months ended March 31, 2026, there were no changes in distributions (declared) reversed (All Interestholders).

Distributions payable relating to All Interestholders decreased by approximately $94,000 during the three months ended March 31, 2026.

The following provides details of the change in the carrying value of assets and liabilities, net (All Interestholders) during the three months ended March 31, 2025 ($ in thousands) (unaudited):

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
For the Three and Nine Months Ended March 31, 2026 and 2025 (Unaudited)

The following provides details of the change in the carrying value of assets and liabilities, net (All Interestholders) during the nine months ended March 31, 2026 (unaudited) ($ in thousands):

	Cash Activities	Remeasure- ment	Total

Cash, cash equivalents and short-term investments	$(2,989)	$-	$(2,989)
Restricted cash	1	-	1
Other assets	(2,067)	2,372	305
Total assets	(5,055)	$2,372	$(2,683)

Accounts payable and accrued liabilities	$(56)	$63	$7
Accrued liquidation costs	(5,555)	4,605	(950)
Total liabilities	$(5,611)	$4,668	$(943)

Change in carrying value of assets and liabilities, net	$556	$(2,296)	$(1,740)

The following provides details of the distributions (declared) reversed, net (All Interestholders) during the nine months ended March 31, 2026 (unaudited) ($ in thousands):

Distributions (declared)	$(52)
Distributions reversed	401
Distributions declared, net	$349

Distributions payable relating to All Interestholders increased by approximately $58,000 during the nine months ended March 31, 2026.

The following provides details of the change in the carrying value of assets and liabilities, net (All Interestholders) during the nine months ended March 31, 2025 ($ in thousands) (unaudited):

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
For the Three and Nine Months Ended March 31, 2026 and 2025 (Unaudited)

The following provides details of the distributions (declared) reversed, net (All Interestholders) during the nine months ended March 31, 2025 ($ in thousands) (unaudited):

Distributions (declared)	$-
Distributions reversed	69
Distributions (declared) reversed, net	$69

Distributions payable relating to All Interestholders decreased by approximately $69,000 during the nine months ended March 31, 2025.

8)
Liquidation Trust Interests

The following table summarizes the Liquidation Trust Interests (rounded) for the nine months ended March 31, 2026 and 2025 (unaudited):

		For the Nine Months Ended March 31,
	2026		2025
Liquidation Trust Interests	Class A	Class B	Class A	Class B

Outstanding at beginning of period	11,515,807	675,951	11,516,474	675,951
Allowed claims	333	-	-	-
5% enhancement for certain allowed claims	17	-	-	-
Settlement of claims by cancelling Liquidation
Trust Interests	-	-	(667)	-
Outstanding at end of period	11,516,157	675,951	11,515,807	675,951

At the Plan Effective Date, certain claims were disputed. As those disputed claims were resolved, additional Class A Interests and (if applicable) Class B Interests were issued on account of allowed claims and no Class A Interests or Class B Interests were issued on account of disallowed claims. The following table summarizes the unresolved claims against the Debtors as they relate to Liquidation Trust Interests (rounded) for the nine months ended March 31, 2026 and 2025 (unaudited):

		For the Nine Months Ended March 31,
	2026		2025
Liquidation Trust Interests	Class A	Class B	Class A	Class B

Reserved for unresolved claims at beginning of period	-	-	2,078	-
Allowed claims	-	-	-	-
5% enhancement for certain allowed claims	-	-	-	-
Disallowed claims	-	-	(1,353)	-
Reserved for unresolved claims at end of period	-	-	725	-

As shown in the above table, as of March 31, 2026, all disputed claims have been resolved.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
For the Three and Nine Months Ended March 31, 2026 and 2025 (Unaudited)

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

There were no new distributions to Interestholders declared and paid during the three and nine months ended March 31, 2026 or 2025. There was a distribution declared and paid to Qualifying Victims with respect of Forfeited Assets during the nine months ended March 31, 2025 (see Note 6 for additional information).

Distributions payable may change if Interestholders that were previously deemed to have forfeited their rights to receive Class A Interest distributions subsequently respond and if overpaid distributions, if any, are returned.

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

During the three months ended March 31, 2026, distributions of approximately $94,000 were paid to holders of Class A Interests from the restricted cash account and distributions payable were reduced by the same amount. During the three months ended March 31, 2025, no amounts were paid to holders of Class A Interests. During the nine months ended March 31, 2026 and 2025, distributions of approximately $134,000 and $70,000, respectively, were paid to holders of Class A Interests from the restricted cash account and distributions payable were reduced by the same amounts.

During the three and nine months ended March 31, 2025, as a result of claims being disallowed or Class A Interests being cancelled distributions payable to holders of Class A Interests of approximately $50,000 and $69,000, respectively, were released from the restricted cash account and distributions payable were reduced by the same amounts. During the three and nine months ended March 31, 2026, no distributions payable to holders of Class A Interests were released from the restricted cash account.

During the nine months ended March 31, 2026, approximately $541,000 was received from the Company’s transfer agent relating to Class A Interests distribution checks that were returned or not cashed. The amount was deposited into the restricted cash account and distributions payable were increased by the same amount. No amounts were received from the transfer agent during the three months ended March 31, 2026 or during the three and nine months ended March 31, 2025.

During the nine months ended March 31, 2026, approximately $800 of distributions were paid in excess of the amount in the restricted cash account, therefore distributions declared were increased by that amount. There were no such payments during the three months ended March 31, 2026 or during the three and nine months ended March 31, 2025.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
For the Three and Nine Months Ended March 31, 2026 and 2025 (Unaudited)

As a result of distributions checks that had not been cashed within 180 days of their issuance, Interestholders were deemed to have forfeited their rights to reserved and future distributions. Therefore, during the nine months ended March 31, 2026, approximately $400,000 was released from the restricted cash account and distributions payable were reduced by the same amount. During the three months ended March 31, 2026 and during the three and nine months ended March 31, 2025, no distributions were deemed to have been forfeited.

During the nine months ended March 31, 2026, Interestholders that had previously been deemed to have forfeited their rights to receive Class A Interest distributions requested to receive past distributions and therefore approximately $51,000 was added to the restricted cash account and distributions payable were increased by the same amount. While the Trust has no obligation to make distributions to Class A Interestholders who were deemed to have forfeited their right to distributions, based on the circumstances, the Trust agreed to make these payments. During the three months ended March 31, 2026 and during the three and nine months ended March 31, 2025, no Interestholders that were deemed to have forfeited their rights to receive Class A Interest distributions requested to receive past distributions.

10)
Related Party Transactions

The Liquidation Trustee of the Trust is entitled to receive 5% of the total gross amount recovered by the Trust from the pursuit of the Causes of Action. During the three and nine months ended March 31, 2025, approximately $5,000 and $267,000, respectively, were accrued as amounts due to the Liquidation Trustee. During the three and nine months ended March 31, 2026, no amounts were accrued as amounts due to the Liquidation Trustee. As of March 31, 2026 and June 30, 2025, approximately $30,000 and $31,000, respectively, were payable to the Liquidation Trustee. These amounts are included in accounts payable and accrued liabilities in the accompanying consolidated statements of net assets in liquidation. During the nine months ended March 31, 2025, approximately $257,000 was paid to the Liquidation Trustee. No amounts were paid to the Liquidation Trustee during the three and nine months ended March 31, 2026 or the three months ended March 31, 2025.

Akerman LLP, a law firm based in Miami, Florida, of which the Liquidation Trustee is a partner, provides legal services to the Trust. The Liquidation Trustee of the Trust is entitled to base compensation at an hourly rate of $598.95 for calendar years 2026, 2025 and 2024 (these rates are net of a discount from his customary rates). In addition, Akerman LLP is paid for the time other professionals at the firm spend working on matters for the Company and is reimbursed for out-of-pocket expenses incurred. During the three months ended March 31, 2026 and 2025, the amounts paid to Akerman LLP for these services were approximately $28,000 and $19,000, respectively, and during the nine months ended March 31, 2026 and 2025, the amounts paid to Akerman LLP for these services were approximately $119,000 and $94,000, respectively. There were no amounts payable to Akerman LLP as of March 31, 2026 or June 30, 2025 relating to these services.

On May 12, 2025, the Company entered into an arrangement with Akerman LLP for the provision of legal services related to the Trust requesting a private letter ruling from the IRS concerning the Trust’s status as a liquidating trust under §301.7701.4(d) of the U.S. Treasury Regulations. During the three and nine months ended March 31, 2026, the amounts paid to Akerman LLP for these services were approximately $45,000 and $132,000, respectively. There was approximately $2,000 payable to Akerman LLP as of March 31, 2026 relating to these services. There were no amounts payable as of June 30, 2025 relating to these services.

11)
Causes of Action

One of the Trust’s liquidation activities is to litigate and/or settle Causes of Action. The main areas of litigation involved actions against Comerica Bank, nine law firms and 10 individual attorneys. As of March 31, 2026, the cases against Comerica Bank, the law firms and the individual attorneys have been settled or dismissed. During the three months ended March 31, 2025, no cases against law firms and individual attorneys were settled. During the nine months ended March 31, 2025, the case against the one remaining law firm and one individual attorney was settled. During the three and nine months ended March 31, 2026, no cases against law firms and individual attorneys were settled. The Company recognizes recoveries from settlements when an agreement is executed, final court approval is received (if required), and collectability is reasonably assured.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
For the Three and Nine Months Ended March 31, 2026 and 2025 (Unaudited)

The Trust has also filed numerous avoidance actions, most of which have been resolved, resulting in settlement recoveries or judgments in favor of the Trust. As of March 31, 2026, two legal actions remain pending. See Note 14 for additional information. Additionally, since February 15, 2019 and as of March 31, 2026, the Trust has obtained default, stipulated and summary judgments related to certain avoidance actions. It is unknown at this time how much, if any, will ultimately be collected on the judgments. Therefore, the Company recognizes recoveries from these judgments when they are probable and estimable.

During the three and nine months ended March 31, 2025, the Company recorded approximately $105,000 and $3,655,000, respectively, from the settlement of Causes of Action. The Company did not record any amounts from the settlement of Causes of Action during the three and nine months ended March 31, 2026. The Company also recorded liabilities of 5% of the settlements as amounts payable to the Liquidation Trustee and an allowance for uncollectible settlement installment receivables. See Note 4 for additional information about the settlement receivables, net as of March 31, 2026 and June 30, 2025.

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

Office Lease

The Company has a lease for office space which expires on May 31, 2026. The monthly rent is approximately $1,600. See Note 14 for additional information.

Employment Agreements

The Wind-Down Entity has part-time employment agreements with its two executive officers which renew automatically on an annual basis, subject to the right of either party to terminate the agreement at any time and for any reason on 30 days’ advance written notice.

Construction Defect Claim

In June 2023, the owner of a single-family home sold by the Development Entity for approximately $60 million asserted a construction defect claim against the Development Entity. The claim currently alleges soil-related damage to retaining walls, the pool, indoor and outdoor flooring, among other things, and other damage resulting from water leaks. The Development Entity and its engineering consultants are evaluating and implementing a multi-phase repair plan to address the situation.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
For the Three and Nine Months Ended March 31, 2026 and 2025 (Unaudited)

The recommended scope of work for the initial phase includes the repair and remediation of a retaining wall. On August 7, 2024, the Development Entity submitted a building permit application to the Los Angeles Department of Building and Safety for the retaining wall repair. The building permit for the initial repair was issued on October 30, 2025 and the construction contract for the initial repairs was signed. The initial repair phase and the monitoring of the retaining wall and adjoining area began during the quarter ended March 31, 2026. Based on current information, the initial phase is expected to be completed by the end of calendar year 2026; however, timing is uncertain because there have been numerous delays and additional delays may arise. Once the initial retaining wall repair is completed, the retaining wall and site will need to be monitored for a period of time.

In addition, there have been other construction defect claims at this property that have required immediate repair, including pool leaks, water leaks and seepage in the garage and other areas of the home, and multiple glass pane breakages. The Development Entity has completed some repairs in response to these claims, but until the initial repair of the retaining wall and monitoring activities are completed, the Development Entity will be unable to complete all necessary repairs. In addition, the Development Entity is unable to determine whether these damages resulted from the same underlying issues currently being addressed.

The Development Entity’s consultants and engineers continue to evaluate the scope of repairs required to remedy defects. The results of engineering studies, site soil analyses and site monitoring are expected to help define the required additional scope of work. To date, certain repairs have been identified with respect to the pool, pool deck and cracks in the interior ceilings and floors. Additional repairs may be required.

Based on current information available to it, the Development Entity believes that the repairs to address the construction defect claims can be completed by February 15, 2028; however, it may take longer based on the results of the initial phase of repair, subsequent monitoring and the scope of additional repairs that may be required, as well as unforeseen delays in construction.

As of March 31, 2026, there was approximately $8,265,000 accrued for estimated costs related to the construction defect claim asserted against the Development Entity. The estimated costs are the Development Entity’s best estimate at this time and are subject to change as additional information becomes available. As the results of the initial phase of repair and information from the related monitoring become available and the planning for the subsequent phases is finalized, additional costs may need to be accrued. The amount of the Development Entity’s ultimate exposure for the construction defect claim is currently unknown and may be materially different from the amount that has been accrued as of March 31, 2026 in the Company’s consolidated financial statements (see Note 5 for additional information). The Development Entity reviews these estimates on a quarterly basis and accrues updated cost estimates as appropriate.

Construction Defect Insurance

The Company believes that all or a portion of the costs related to the construction defect claim may ultimately be borne by third parties, including the Development Entity’s insurers, as described below.

The Development Entity purchased primary and two excess coverage insurance policies covering certain risks arising out of the Development Entity’s development of the single-family home which is the subject of the construction defect claim. The Development Entity tendered the claim to its primary and excess layer insurers on June 28, 2023. The insurer that issued the primary and first excess layer coverage agreed to defend the Development Entity subject to a reservation of rights. As of March 31, 2026, this insurer has advanced the Development Entity approximately $5,852,000 for the estimated cost of the initial repair phase and some, but not all of the out-of-pocket costs incurred by the Development Entity which it asserts are covered by the primary and first excess layer policies. The funds advanced by this insurer are included in cash, cash equivalents and short-term investments and have not been netted against accrued development costs in the Company’s consolidated financial statements.

As of March 31, 2026, the Development Entity has exhausted its primary and first excess layer coverage and has tendered its claim to the second excess layer insurer. At this time, the second excess layer insurer with a $5,000,000 policy limit has agreed to defend the Development Entity subject to a reservation of rights. See Note 14 for additional information.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
For the Three and Nine Months Ended March 31, 2026 and 2025 (Unaudited)

Litigation

Prior to the receipt of any reimbursements and advance payments, on August 9, 2024, the Development Entity filed a lawsuit against its primary and two excess layer insurers demanding that they defend and indemnify it against the construction defect claim. The lawsuit seeks, among other relief, damages from the primary and two excess layer insurers for amounts the Development Entity has incurred, and may incur, in connection with the investigation and repair of the construction defect claim, as well as declaratory relief against the primary and excess layer insurers. On October 24, 2024, the Development Entity dismissed its claim against the second excess layer insurance carrier without prejudice and subject to a tolling agreement. As of March 31, 2026, the Development Entity had no claims against its primary and first excess layer insurer as such insurer has satisfied its obligations to the Development Entity under the relevant policies. See Note 14 for additional information.

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

The Company has accrued legal and professional costs related to pursuing the aforementioned litigation. Actual costs incurred may exceed the amount accrued as of March 31, 2026. The Development Entity reviews these estimates on a quarterly basis and accrues updated cost estimates as appropriate.

The Company is not presently the defendant in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company other than as described herein.

14)  Subsequent Events

The Company evaluates subsequent events up until the date the unaudited consolidated financial statements are issued or are available to be issued.

Construction Defect Insurance

On April 6, 2026, the Development Entity filed a request for dismissal of the lawsuit against the primary and first excess layer insurers without prejudice as such insurer has satisfied its obligations under the relevant policies.

IRS Private Letter Ruling
The Trust received the requested private letter ruling dated April 10, 2026 from the IRS which permits the Trust to be extended to February 15, 2030 without jeopardizing the Trust’s status as a liquidating trust.

Causes of Action

On May 6, 2026, the Bankruptcy Court issued an order and summary judgment in favor of the Company relating to an avoidance action.

Office Lease

On May 7, 2026, the Company extended its lease for office space through May 31, 2027. The monthly rent is approximately $1,750.

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

As of March 31, 2026, the number of Liquidation Trust Interests outstanding in each class is as follows:

Class of Interest

Class A Liquidation Trust Interests	11,516,157

Class B Liquidation Trust Interests	675,951

Since the Plan Effective Date through March 31, 2026, the Wind-Down Subsidiaries have disposed of approximately 150 properties for aggregate net sales proceeds of approximately $576.80 million. As of March 31, 2026, the Company owned one real estate asset with a net carrying value of approximately $0.24 million. Going forward, the Company’s most significant activity will be overseeing the resolution of the construction defect claim asserted against the Development Entity and its related litigation. The Company’s most significant sources of cash are expected to be from interest income and potentially from litigation proceeds from insurance carriers and other responsible parties. The Company currently expects to complete its liquidation activities by February 15, 2028, although the Company may require additional time to facilitate the orderly liquidation of the Trust’s assets, the resolution of the construction defect claim against the Development Entity, the resolution of the Company’s claims against its insurers and other third parties in connection with the construction defect claim, or for other reasons.

Discussion of the Company’s Operations

For the three months ended March 31, 2026

The following is a summary of the Consolidated Statement of Changes in Net Assets in Liquidation for the three months ended March 31, 2026 ($ in thousands):

		All
	Restricted for Qualifying Victims	Interest holders	Total

Net assets in liquidation as of beginning of period	$-	$38,565	$38,565

Change in assets and liabilities:
Restricted for Qualifying Victims :
Change in carrying value of assets and liabilities, net	-	-	-
Distributions (declared) reversed, net	-	-	-
Net change in assets and liabilities	-	-	-

All Interestholders:
Change in carrying value of assets and liabilities, net	-	(2,622)	(2,622)
Distributions (declared) reversed, net	-	-	-
Net change in assets and liabilities	-	(2,622)	(2,622)

Net assets in liquidation, as of end of period	$-	$35,943	$35,943

Net assets in liquidation – Restricted for Qualifying Victims: As of March 31, 2026, the Trust has completed its activities related to the liquidation of Forfeited Assets.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net assets in liquidation – All Interestholders decreased by approximately $2.62 million during the three months ended March 31, 2026 due to a decrease in the net carrying value of assets and liabilities.

The components of the changes in the carrying value of assets and liabilities, net are as follows ($ in thousands):

	Restricted for	All
	Qualifying Victims	Interestholders	Total

Remeasurement of assets and liabilities, net	$-	$(2,626)	$(2,626)
Other	-	4	4

Change in carrying value of assets and liabilities, net	$-	$(2,622)	$(2,622)

During the three months ended March 31, 2026, the Company:

●
Accrued interest earnings through February 15, 2028 of approximately $1.98 million.

●
Accrued additional costs to be incurred relating to the construction defect claim asserted against the Development Entity of approximately $1.10 million. The additional accrual is primarily related to timing delays, unanticipated repairs and updated cost estimates.

●
Accrued approximately $3.51 million relating to changing the estimated completion date of the Company’s liquidation activities from February 15, 2027 to February 15, 2028. The additional costs are primarily legal and other professional fees and payroll and payroll-related costs.

●
Paid development costs of approximately $0.89 million.

●
Paid general and administrative costs of approximately $1.32 million, including approximately $0.08 million of board member fees and expenses, approximately $0.78 million of payroll and other general and administrative costs, and approximately $0.46 million of professional fees.

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

Net assets in liquidation – Restricted for Qualifying Victims: As of March 31, 2025, the Trust has completed its activities related to the liquidation of Forfeited Assets.

Net assets in liquidation – All Interestholders decreased approximately $0.39 million during the three months ended March 31, 2025. This decrease was due to a decrease in the net carrying value of assets and liabilities of approximately $0.44 million and an increase from distributions (declared) reversed net of approximately of $0.05 million.

The components of the change in the carrying value of assets and liabilities, net are as follows ($ in thousands):

	Restricted for	All
	Qualifying Victims	Interestholders	Total

Settlement recoveries, net (1)	$-	$100	$100
Remeasurement of assets and liabilities, net	-	(546)	(546)
Other	-	4	4

Change in carrying value of assets and liabilities, net	$-	$(442)	$(442)

(1)   Net of  5% payable to the Liquidation Trustee.

During the three months ended March 31, 2025, the Company:

●
Reversed distributions payable of approximately $0.05 million relating to disallowed claims.

●
Recorded approximately $0.10 million from the settlement of Causes of Action, net of 5% payable to the Liquidation Trustee.

●
Paid development costs of approximately $0.42 million.

●
Paid general and administrative costs of approximately $1.35 million, including approximately $0.07 million of board member fees and expenses, approximately $0.76 million of payroll and other general and administrative costs and approximately $0.52 million of professional fees.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

For the nine months ended March 31, 2026

The following is a summary of the Consolidated Statement of Changes in Net Assets in Liquidation for the nine months ended March 31, 2026 ($ in thousands):

	Restricted for	All
	Qualifying Victims	Interestholders	Total

Net assets in liquidation as of beginning of period	$-	$37,334	$37,334

Change in assets and liabilities:
Restricted for Qualifying Victims -
Change in carrying value of assets and liabilities, net	-	-	-
Distributions (declared) reversed, net	-	-	-
Net change in assets and liabilities	-	-	-

All Interestholders:
Change in carrying value of assets and liabilities, net	-	(1,740)	(1,740)
Distributions (declared) reversed, net	-	349	349
Net change in assets and liabilities	-	(1,391)	(1,391)

Net assets in liquidation, as of end of period	$-	$35,943	$35,943

Net assets in liquidation – Restricted for Qualifying Victims: As of March 31, 2026, the Trust has completed its activities related to the liquidation of Forfeited Assets.

Net assets in liquidation – All Interestholders decreased by approximately $1.39 million during the nine months ended March 31, 2026. This decrease was due to a decrease in the net carrying value of assets and liabilities of approximately $1.74 million and distribution (declared) reversed, net of approximately $0.35 million.

The components of the changes in the carrying value of assets and liabilities, net are as follows ($ in thousands):

	Restricted for	All
	Qualifying Victims	Interestholders	Total

Remeasurement of assets and liabilities, net	$-	$(2,765)	$(2,765)
Settelement recoveries	-	1	1
Other (1)		1,024	1,024

Change in carrying value of assets and liabilities, net	$-	$(1,740)	$(1,740)

(1)   The components of Other are as follows:

Insurance reimbursement	$711
Forfeited payments to non-contributing claimants in the Comerica settlement because their checks were not cashed, net	269
Miscellaneous	44
Total	$1,024

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

During the nine months ended March 31, 2026, the Company:

●
Accrued interest earnings through February 15, 2028 of approximately $1.94 million.

●
Accrued additional costs to be incurred relating to the construction defect claim asserted against the Development Entity of approximately $1.10 million. The additional accrual reflects an increase in estimated costs for the initial phase and additional repair and cost estimates for the subsequent phases of repair.

●
Accrued approximately $3.51 million relating to changing the estimated completion date of the Company’s liquidation activities from February15, 2027 to February 15, 2028. The additional costs are primarily legal and other professional fees and payroll and payroll-related costs.

●
Reversed distributions, net of approximately $0.35 million.

●
Paid development costs of approximately $1.92 million.

●
Paid general and administrative costs of approximately $3.69 million, including approximately $0.23 million of board member fees and expenses, approximately $1.50 million of payroll and other general and administrative costs, and approximately $1.96 million of professional fees.

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

Net assets in liquidation – All Interestholders increased approximately $7.46 million during the nine months ended March 31, 2025. This increase was due to an increase in the net carrying value of assets and liabilities of approximately $7.39 million and an increase from distributions (declared) reversed, net of approximately $0.07 million from claims being disallowed or Class A Interests being cancelled.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The components of the change in the carrying value of assets and liabilities, net are as follows ($ in thousands):

	Qualifying Victims	Interestholders	Total

Remeasurement of assets and liabilities, net (1)	41	$3,463	$3,504
Settlement recoveries (2)	-	3,388	3,388
Sales proceeds in excess of carrying value	2	-	2
Other (3)	-	537	537

Change in carrying value of assets and liabilities, net	43	$7,388	$7,431

(1)
Includes insurance receivable of approximately $4,319,000.

(2)   Net of 5% payable to the Liquidation Trustee of approximately $267,000.

(3)   The components of Other are as follows:

Insurance reimbursements	$509
Miscellaneous	28
Total	$537

During the nine months ended March 31, 2025, the Company:

●
Received net proceeds from the sale of Forfeited Assets of approximately $0.02 million.

●
Distributed net sales proceeds of Forfeited Assets of approximately $4.15 million to Qualifying Victims.

●
Reversed distributions payable of approximately $.07 million relating to disallowed claims or Class A Interests being cancelled.

●
Recognized a loss recovery of approximately $4.32 million from its primary insurance carrier relating to the initial repair of the construction defect.

●
Recorded approximately $3.39 million from the settlement of Causes of Action, net of 5% payable to the Liquidation Trustee.

●
Paid development costs of approximately $1.16 million.

●
Paid general and administrative costs of approximately $4.62 million, including approximately $0.22 million of board member fees and expenses, approximately $1.41 million of payroll and other general and administrative costs, approximately $2.73 million of professional fees and approximately $0.26 million paid to the Liquidation Trustee.

Liquidity and Capital Resources

Liquidity

The Company's primary sources for meeting its capital requirements are its cash, cash equivalents and short-term investments, receipt of interest earned, and proceeds from liquidating its other remaining assets. The Company's primary uses of funds are and will continue to be for costs relating to the resolution of the construction defect claim and its related litigation, general and administrative costs and distributions, if any. The Company expects to be able to adequately fund its liquidation activities over the next twelve months from its primary sources of capital; however, no assurance can be made in that regard. At this time, the amount of the liability exposure for the construction defect claim cannot be determined and may be in excess of the estimated liquidation costs accrued as of March 31, 2026.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Capital Resources

In addition to cash, cash equivalents, short-term investments and restricted cash as of March 31, 2026 of approximately $58.29 million (of which approximately $0.70 million is restricted), the capital resources available to the Company are as follows:

●
Interest Earnings: During the nine months ended March 31, 2026, the Company recorded interest earnings of approximately $1.93 million. At March 31, 2026, the Company had approximately $3.32 million of accrued interest recorded. The Company expects to receive approximately $0.45 million of this accrued interest during the remainder of the year ending June 30, 2026.

●
Proceeds from Real Estate Transactions: As of March 31, 2026, the Company owned one real estate asset with an estimated carrying value of approximately $0.24 million. Based on the remaining real estate asset of the Company, future net proceeds will be negligible as compared to the proceeds the Company has realized in prior periods.

●
Causes of Action Recoveries: During the nine months ended March 31, 2026, the Company recognized approximately $400 from the settlement of Causes of Action. Based on the limited remaining Causes of Action, future recoveries will be negligible as compared to the recoveries the Company has realized in prior periods.

Uses of Liquidity

The primary uses of the Company's liquidity are to pay distributions payable, general and administrative costs and costs related to construction defect claim(s). As of March 31, 2026, the Company's total liabilities were approximately $25.94 million. The total liabilities recorded as of March 31, 2026 may not be indicative of the Company's future cash needs, which may vary materially from the current estimate.

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

As of May 14, 2026, the Liquidation Trustee has declared eleven distributions to the Class A Interestholders. The distributions included a cash distribution on account of the then-allowed claims and a deposit was made into a restricted cash account for amounts that are or may become payable (a) in respect of Class A Interests that may be issued in the future upon the allowance of unresolved bankruptcy claims, (b) in respect of Class A Interests on account of recently allowed claims, (c) for holders of Class A Interests who failed to cash distribution checks mailed in respect of prior distributions, (d) for distributions that were withheld due to pending avoidance actions and (e) for holders of Class A Interests for which the Trust is waiting for further beneficiary information.

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

The following tables summarize the distributions declared to Interestholders1, distributions paid and the activity in the restricted cash account for the periods from February 15, 2019 (inception) through March 31, 2026 and from February 15, 2019 (inception) through May 14, 2026:

	Date Declared	$ per Class A Interest	During the Period from February 15, 2019 (inception) through March 31, 2026 ($ in Millions)			During the Period from February 15, 2019 (inception) through May 14 2026 ($ in Millions)
			Total Declared	Paid	Restricted Cash Account	Total Declared	Paid	Restricted Cash Account

Distributions Declared
First	3/15/2019	$3.75	$44.7	$42.32	$2.38	$44.7	$42.32	2.38
Second	1/2/2020	4.5	53.44	51.2	2.24	53.44	51.2	2.24
Third	3/31/2020	2.12	25	24.19	0.81	25	24.19	0.81
Fourth	7/13/2020	2.56	29.97	29.24	0.73	29.97	29.24	0.73
Fifth	10/19/2020	2.56	29.96	29.21	0.75	29.96	29.21	0.75
Sixth	1/7/2021	4.28	50.01	48.67	1.34	50.01	48.67	1.34
Seventh (a)	5/13/2021	2.58	30.04	29.35	0.69	30.04	29.35	0.69
Eighth	10/8/2021	3.44	40.02	39.14	0.88	40.02	39.14	0.88
Ninth	2/4/2022	3.44	39.98	39.15	0.83	39.98	39.15	0.83
Tenth	6/15/2022	5.63	65.02	64.19	0.83	65.02	64.19	0.83
Eleventh	5/10/2023	2.18	25.02	24.9	0.12	25.02	24.9	0.12
Subtotal		$37.04	$433.16	$421.56	$11.60	$433.16	$421.56	$11.60

Distributions Returned / (Reversed)
Disallowed/cancelled (b)		(6.74)		(6.74)
Returned (c)		1.28		1.28
Forfeited (d)		(1.50)		(1.50)
Subtotal		(6.96)		(6.96)

Distributions Paid from Reserve Account (e)		(3.95)		(3.95)

Distributions Payable, Net	as of 3/31/2026:	$0.69	as of 5/14/2026:	$0.69

(a)
The seventh distribution included the cash the Trust received from Fair Funds.
(b)
As a result of claims being disallowed or Class A Interests cancelled.
(c)
Distribution checks returned or not cashed.
(d)
Distributions forfeited as Interestholders did not cash checks that were over 180 days old.
(e)
Paid as claims are allowed or resolved.

Contractual Obligations

The Company has a lease for office space that expires on May 31, 2027. The Company expects that it will be able to renew this lease and continue to lease office space until the liquidation process is completed.

The Wind-Down Entity has part-time employment agreements with its two executive officers that are renewed automatically on an annual basis, subject to the right of either party to terminate the agreement at any time and for any reason on 30 days’ advance written notice.

1This table does not include a distribution of net proceeds of Forfeited Assets of approximately $4.15 million to the Qualifying Victims on December 17, 2024.  Qualifying Victims consisted of the former holders of allowed Class 3 and 5 claims as of the Plan Effective Date and their permitted assigns but does not include former holders of Class 4 claims.

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

The Company accrues expected interest earnings when it can reasonably estimate the amount to be received. The Company uses a forward yield curve to estimate the interest rates to be earned and its expected future cash balances to estimate the dollar amount that will earn interest through the currently estimated Trust termination date of February 15, 2028

The Company maintains liability insurance coverage for construction defects. An insurance recovery is accrued when it is deemed probable and reasonably estimable under the loss recovery model in accordance with ASC 450. The portion of an insurance claim in excess of costs accrued is recognized upon approval of the claim and receipt of the related payment, under the gain contingency model in accordance with ASC 450.

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

Item 4
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

In connection with the preparation of our Form 10-Q, our management and the Liquidation Trustee assessed the effectiveness of our internal control over financial reporting as of March 31, 2026. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on its assessment, our management and the Liquidation Trustee believe that, as of March 31, 2026, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Trust Litigation - Avoidance Actions

The Trust has pursued over 500 avoidance actions, many of which have been resolved. As of May 14, 2026, the Trust has entered into settlements in approximately 254 legal actions, with one action still pending. In addition, as of May 14, 2026, the Trust has settled approximately 245 potential avoidance claims for which litigation was not filed. Since inception and as of May 14, 2026, the resolution of avoidance actions has resulted in aggregate settlements of approximately $22.89 million of cash payments made or due to the Trust and approximately $11.28 million in reductions of claims against the Trust.

Additionally, as of May 14, 2026, the Trust has obtained judgments of approximately $174.89 million, including default judgments of approximately $152.72 million, stipulated judgments of approximately $17.23 million and summary judgments of approximately $4.94 million. The Trust has engaged a third-party firm to pursue the collection of these judgments. As of May 14, 2026, the Trust has collected approximately $0.04 million related to these judgments and approximately $82.75 million of these judgments are considered uncollectable. It is unknown at this time how much of the remaining judgments, if any, will ultimately be collected on these judgments, as stipulated, default and summary judgments are commonly obtained where the defendant has insufficient assets, if any, to satisfy a judgment.

The Trust is currently prosecuting one legal action to recover fraudulent transfers, and other funds subject to recovery by the bankruptcy estate. This action was filed in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) and is pending before the Honorable J. Kate Stickles. This action for fraudulent transfer and fraud against a former agent, which arose under chapter 5 of the Bankruptcy Code and applicable state law governing fraudulent transfers, seeks to void and recover payments made by the Debtors during the course of the Ponzi scheme (from July 2012 through the December 4, 2017 bankruptcy filing) for commissions to a former agent, as well as for fraud, aiding and abetting fraud, and the unlicensed sale of securities asserted by the Trust based on claims contributed to the Trust by defrauded investors. This action was filed by the Trust in the Bankruptcy Court on November 27, 2019. To the extent actions of this type are also being pursued by the SEC, it is the Trust’s understanding that any recoveries obtained by the SEC will be transmitted to the Trust pursuant to a Fair Fund established by the SEC.

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

●
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

●
On August 9, 2024, the Development Entity filed suit in Los Angeles Superior Court against its insurers from whom it had purchased primary and excess layer liability insurance to protect against the risks associated with the development of the single-family home. The lawsuit seeks, among other relief, damages from the primary and two excess layer insurers for amounts the Development Entity has incurred, and may incur, in connection with the investigation and repair of the construction defect claim, as well as declaratory relief against the primary and excess layer insurers. On August 20, 2024, the lawsuit against the insurers was stayed until October 21, 2024. On October 15, 2024, the Development Entity agreed to extend the stay by an additional three months, until January 29, 2025, during which time the parties agreed to seek informal resolution of the dispute. On October 24, 2024, the Development Entity dismissed its claim against the second excess layer insurance carrier without prejudice and subject to a tolling agreement. On January 27, 2025, the primary and first excess layer insurer approved coverage for the initial repair phase. The case against the primary and first excess layer insurer was stayed until the initial case management conference, which was scheduled to occur on October 30, 2025. On October 30, 2025, the Development Entity agreed to extend the stay by an additional three months, until January 26, 2026. On January 26, 2026, the Development Entity agreed to extend the stay in the case against the primary and first excess layer insurer by an additional month, and the Court continued the conference (and the stay) until March 6, 2026. On April 6, 2026, the Development Entity filed a request for dismissal of the lawsuit against the primary and first excess layer insurers without prejudice as such insurer has satisfied its obligations under the relevant policies.

PART II.  OTHER INFORMATION (CONTINUED)

Item 1A. Risk Factors

Please see the applicable risks in Item 1A of our Annual Report on Form 10-K filed with the SEC on September 25, 2025.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

In accordance with the Plan, all Liquidation Trust Interests have been issued without registration under the Securities Act. The Liquidation Trust Interests have been issued only to holders of allowed claims in Class 3, Class 4, and Class 5 under the Plan entirely in exchange for such claims. See “Item 1. Business - D. Plan Provisions Regarding the Company - 2. Treatment under the Plan of holders of claims against and equity interests in the Debtors” of our Annual Report on Form 10-K filed with the SEC on September 25, 2025. During the period from February 15, 2019 (inception) through March 31, 2026, the Trust has issued an aggregate of 11,545,103 Class A Interests and an aggregate of 678,123 Class B Interests. As of March 31, 2026, the Trust had 11,516,157 Class A Interests and 675,951 Class B Interests outstanding. All Liquidation Trust Interests were issued on the Plan Effective Date or from time to time thereafter as soon as practicable as and when claims in Class 3, Class 4 or Class 5 have become allowed.

During the three months ended March 31, 2026, the Trust did not issue any Liquidation Trust Interests.

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

PART II.  OTHER INFORMATION (CONTINUED)
Item 6. Exhibits (Continued)

10.8	Indemnification Agreement dated November 12, 2019 between Woodbridge Wind-Down Entity LLC and David Mark Kemper, incorporated herein by reference to Amendment No. 1 to Registration Statement on Form 10 filed by the Trust on December 13, 2019.

10.09	Stipulation and Settlement Agreement between the United States and Woodbridge Liquidation Trust, as approved by order of the United States Bankruptcy Court for the District of Delaware entered September 17, 2020, incorporated herein by reference to the Form 10-K filed by the Trust on September 28, 2020.

31.1*	Certification of Liquidation Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Liquidation Trustee pursuant to 18 U.S.C. 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Findings of Fact, Conclusions of Law, and Order Confirming the First Amended Joint Chapter 11 Plan of Liquidation of Woodbridge Group of Companies, LLC and its Affiliated Debtors, entered October 26, 2018, incorporated herein by reference to the Registration Statement on Form 10 filed by the Trust on October 25, 2019.

101	The following financial statements from this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated statements of net assets in liquidation as of March 31, 2026 and June 30, 2025, (ii) consolidated statements of changes in net assets in liquidation for the three months ended March 31, 2026 and 2025, (iii) consolidated statements of changes in net assets in liquidation for the nine months ended March 31, 2026 and 2025 and (iv) the notes to the consolidated financial statements. XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

*
Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Woodbridge Liquidation Trust

Date: May 14, 2026	By:	/s/ Michael I. Goldberg

Michael I. Goldberg,
Liquidation Trustee