Form 10-K
period 2026-06-30
Woodbridge Liquidation Trust
filed 2026-09-25
CIK 1785494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026
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

At December 31, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A Liquidation Trust Interests held by non-affiliates of the registrant was approximately $31.81 million based upon the average bid and ask price of $2.78. As of December 31, 2025, there were approximately 11.44 million Class A Liquidation Trust Interests held by non-affiliates.

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

Statements Regarding Forward-Looking Statements. This Annual Report, and other filings by the Trust with the U.S. Securities and Exchange Commission (“SEC”), or written statements made by the Trust in press releases or in other communications, oral or written, may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act” and, together with the Securities Act, the “Acts”). Such statements include, without limitation, statements (other than historical facts) that address future plans, goals, expectations, activities, events or developments. The Trust has tried, where possible, to use words such as “anticipates”, “if”, “believes,” “estimates,” “plans,” “expects,” “intends,” “forecasts”, “initiative”, “objective”, “goal, “projects”, “outlook”, “priorities”, “target”, “evaluate”, “pursue”, “seek”, “potential”, “continue”, “designed”, “impact”, “may”, “could”, “would”, “should”, “will” and similar expressions to identify forward-looking statements. Forward-looking statements are based on current expectations and are subject to substantial risks, uncertainties and other factors, many of which are beyond our control and not all of which can be predicted by the Trust. Such risks and uncertainties include the amount of funds needed for construction defect and other claims, the estimated completion date for the Company’s liquidation activities, the amount of general and administrative costs, including legal and professional fees, the ability to recover from the settlement of Causes of Action (as defined below) and judgments, the amount of funding required to continue litigations, changes in tax and other governmental rules and regulations applicable to the Trust and its subsidiaries, and other risks identified and described in “Item 1A. Risk Factors” of this Annual Report. Accordingly, the Trust cannot guarantee that any forward-looking statement will be realized, as actual results may differ materially from those identified or implied in any forward-looking statement. These risks and uncertainties are beyond the ability of the Trust to control, and in many cases, the Trust cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

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

With the exception of one real estate asset that the Trust acquired through a settlement, and receivables due to the Trust from the settlement of Causes of Action, the Company has substantially completed the liquidation of its assets and the Wind-Down Entity has sold all of its real estate assets. Currently, the Wind-Down Entity’s primary activity is managing the resolution of a construction defect claim asserted against one of the Wind-Down Subsidiaries (the “Development Entity”) by the buyer of a single-family home sold by the Development Entity for approximately $60 million. Aside from activity related to the construction defect claim, the primary activities of the Company are collecting settlement receivables and pursuing the collection of judgments. The one real estate asset owned by the Trust is expected to be sold near the end of the Trust’s life.

Most of the Debtors filed for chapter 11 bankruptcy protection in December 2017 (certain other Debtors filed cases on later dates). During the Bankruptcy Cases, the major constituencies reached agreements on several matters, including new management for the Debtors, the manner and timing of the liquidation of the Debtors’ assets, and relative priorities of distributions among creditors. Certain of these agreements were embodied in the Plan, which was confirmed in October 2018 and became effective on February 15, 2019. Under the Plan, holders of certain claims against the Debtors received Class A Interests, which became registered pursuant to Section 12(g) of the Exchange Act on December 24, 2019. The Class A Interests are publicly traded in the over-the-counter market (“OTC Markets”) and are quoted by OTC Markets under the trading symbol WBQNL. There is no trading market for the Class B Interests, which are in addition subject to transfer restrictions that prohibit assignment or transfer by any holder thereof other than by will or intestate succession or otherwise by operation of law.

Pursuant to the Plan, the Trust was to have been terminated upon the first to occur of (i) the making of all distributions required to be made and a determination by the “Liquidation Trustee” that the pursuit of additional Causes of Action held by the Trust is not justified or (ii) February 15, 2024, subject to the extension of such date with the approval of the Bankruptcy Court (as so extended from time to time, the “Outside Termination Date”). As of June 30, 2026, the Outside Termination Date had been extended, with the approval of the Bankruptcy Court to February 15, 2027. However, during the year ended June 30, 2026, the Company concluded it was unlikely that its liquidation activities would be completed by February 15, 2027 due to the pending construction defect claim against the Development Entity and related litigation.

As required by the Trust Agreement then in effect, in connection with seeking an extension of the Outside Termination Date past February 15, 2027, the Trust received a private letter ruling from the IRS providing that any further extension of the Trust to February 15, 2030 would not jeopardize the Trust’s status as a liquidating trust. On August 3, 2026, the Trust filed a motion with the Bankruptcy Court to further extend the Outside Termination Date to February 15, 2028, which was granted on August 19, 2026.

The Trust may seek one or more additional extensions of the Outside Termination Date if it deems it necessary or appropriate to facilitate the orderly liquidation of the Trust’s assets, and the resolution of the construction defect claim against the Development Entity, including the resolution of the Development Entity’s litigation against its insurer and other third parties in connection with the construction defect claim.

Part I
Item 1.
Business (Continued)

The Trust is administered by a Liquidation Trustee. The Liquidation Trustee is authorized, subject to the oversight of a supervisory board currently consisting of five members (the “Supervisory Board”), to carry out the purposes of the Trust. The Wind-Down Entity is currently managed by a “Board of Managers” consisting of a single member.

Pursuant to the Plan and the Liquidation Trust Agreement of the Trust (as amended, the “Trust Agreement”), distributions to Interestholders are made after giving effect to the payment of costs and expenses incurred by the Trust, including the cost of collecting, administering, distributing, and liquidating the Trust assets, such as fees and expenses of the Liquidation Trustee, premiums for directors’ and officers’ insurance, fees and expenses of attorneys and consultants and the retention of reserves. Furthermore, cash received by the Trust from the Wind-Down Group is net of the payment of Wind-Down Group costs and the retention of reserves by the Wind-Down Group for contingent liabilities.

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

On August 3, 2023, the Supervisory Board, at the recommendation of the Liquidation Trustee, suspended the making of additional Trust distributions to Interestholders, pending the result of the investigation of a construction defect claim asserted against the Development Entity by the buyer of a single-family home sold by the Development Entity for approximately $60 million. At this time, it is unlikely that there will be another distribution, if any, to Interestholders until the construction defect claim and related litigation are resolved. Holders of Liquidation Trust Interests are advised that the Trust has liquidated substantially all of its real estate assets and resolved all of its Causes of Action; however, given the pending construction defect claim, the Trust is unable to estimate the timing and amount of future distributions, if any.

1Separately, on December 17, 2024, a distribution of net sales proceeds of approximately $4.15 million was paid to Qualifying Victims.

Part I
Item 1.
Business (Continued)

The Trust’s distributions have primarily come from the net proceeds of real estate sales, except for the ninth distribution, which included the Trust’s net proceeds from the settlement of litigation against Comerica Bank. Reflective of the progress toward the completion of its liquidation activities, the following two tables show the Company’s decreasing number of real estate assets and amount of net carrying value of the real estate assets since the Plan Effective Date and through June 30, 2026:

*
One real estate asset was sold, and one other asset was reclassified as a real estate asset.

Part I
Item 1.
Business (Continued)

As of the Plan Effective Date, consolidated net assets in liquidation of the Trust were estimated to be $383.49 million. As shown in the chart below, the total distributed cash and distributions payable as of June 30, 2026 were approximately $426.20 million. The Trust’s consolidated net assets in liquidation as of June 30, 2026 were approximately $35.86 million.

The Company is a liquidating trust and has substantially completed its liquidation activities. The Company has liquidated all but one real estate asset with a net carrying value of approximately $0.24 million. The primary and remaining focus of the Wind-Down Group is resolving the construction defect claim asserted against the Development Entity and related litigation, as discussed below.

In June 2023, the owner of a single-family home sold by the Development Entity for approximately $60 million asserted a construction defect claim against the Development Entity. The claim alleges soils-related damage to retaining walls, the pool, indoor and outdoor flooring, among other things, and other damage resulting from water leaks. The Development Entity has been addressing repairs that have required immediate attention, and together with its engineering and other outside consultants, have been evaluating a multi-phase repair plan to address the situation.

The recommended scope of work for the initial phase includes the repair and remediation of a retaining wall. The initial repair phase and the monitoring of the retaining wall and the adjoining area began during the quarter ended March 31, 2026. Based on current information, the initial phase is expected to be completed during the fourth quarter of calendar year 2026; however, the timing is uncertain because there have been numerous delays and additional delays may arise. Once the initial retaining wall repair is completed, the retaining wall and site will continue to be monitored for a period of time.

Additional repairs beyond the initial phase are also necessary. In evaluating the repairs needed for the second phase, the Development Entity is assembling a team of professionals, performing engineering studies and site analyses and monitoring the results of the initial phase. At this time, the scope of work, estimates of timing and cost for the additional phases of repair are in their early stages of being assessed. Therefore, the estimated costs of this work are based on the Company’s current estimates and are subject to change as additional information becomes available. The costs for the subsequent phases of repair, as well as related legal and professional fees, will be reviewed quarterly, and the Company will record any material changes. A portion of the accrued development costs relate to estimated reserves for contingent liabilities, including other potential construction defect claims, and the administration of such claims after the Company’s liquidation activities are completed.

Based on current information available to it, the Development Entity expects to resolve the construction defect claim by February 15, 2028; however, it may take longer based on the results of the initial phase of repair, subsequent monitoring and the scope of additional repairs that may be required, as well as unforeseen delays in construction. In such case, the Trust may seek to further extend its duration beyond February 15, 2028.

Part I
Item 1.
Business (Continued)

The Development Entity purchased primary and two excess layer coverage insurance policies covering certain risks arising out of the Development Entity’s development of the single-family home which is the subject of the construction defect claim. The Development Entity has exhausted its primary and first excess insurance coverages and has tendered its claim to the second excess layer insurer. At this time, the second excess layer insurer with a $5,000,000 policy limit has agreed to defend the Development Entity subject to a reservation of rights, as further described in “Item 3. Legal Proceedings”.

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

As of June 30, 2026, there was approximately $7,262,000 accrued for estimated costs related to the construction defect claim asserted against the Development Entity. The estimated costs are subject to change as additional information becomes available.

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

●
A new board of managers (with no ties whatsoever to Shapiro) was formed to govern the Debtors (the “New Board”). The New Board consisted of Richard Nevins, M. Freddie Reiss, and Michael Goldberg.

●
The New Board was empowered to select a CEO or CRO, subject to the consent of the Unsecured Creditors’ Committee and the SEC.

●
The New Board was empowered, subject to the SEC’s consent, to select new counsel for the Debtors or to re-confirm Gibson Dunn & Crutcher LLP as counsel for the Debtors.

●
The holders of Units were permitted to form a single one- or two-member fiduciary Unitholder committee (the “Unitholder Committee”) to advocate for the interests of Unitholders.

●
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
Item 1.
Business (Continued)

2.
Treatment under the Plan of holders of claims against and equity interests in the Debtors

The Plan identified 12 types of Claims against and equity interests in the Debtors, eight of which were “classified” (i.e., placed into formalized classes under the Plan) and four of which are not. Claims required to be paid in full under the Plan are referred to as “Unimpaired Claims.” Four types of claims are not classified—(i) claims arising under Bankruptcy Code sections 503(b), 507(a)(2), 507(b), or 1114(e)(2) (“Administrative Claims”), (ii) claims by professionals employed in the Bankruptcy Cases pursuant to Bankruptcy Code sections 327, 328, 1103, or 1104 for compensation or reimbursement of costs and expenses relating to services provided during the period from the Petition Date through and including the Plan Effective Date (“Professional Fee Claims”), (iii) tax claims entitled to priority under Bankruptcy Code section 507(a)(8) (“Priority Tax Claims”), and (iv) debtor-in-possession financing claims (“DIP Claims”). The foregoing claims are all Unimpaired Claims and have been paid in full. Although the amounts may be subject to negotiation based on the Debtors’ and creditors’ records, and to ultimate determination, if necessary, in the Bankruptcy Court, liabilities resulting from any such Administrative Claims, Professional Fee Claims, Priority Tax Claims, and DIP Claims that are allowed are analogous, in substance, to accounts payable. As of September 25, 2026, there were no allowed and unpaid DIP Claims and there were no unpaid Administrative Claims, Priority Tax Claims or Professional Fee Claims.

The remaining eight types are claims and equity interests that have been classified. Classified claims and equity interests are treated in accordance with the priorities established under the Bankruptcy Code.

The classified claims and equity interests under the Plan are the following (each, a “Class” of claims or interests):

●
“Class 1 Claims” or “Other Secured Claims,” which are claims, other than DIP Claims, that are secured by a valid, perfected, and enforceable lien on property in which the Debtors have an interest, which lien is valid, perfected, and enforceable under applicable law and not subject to avoidance under the Bankruptcy Code or applicable non-bankruptcy law.

●
“Class 2 Claims” or “Priority Claims,” which are claims that are entitled to priority under Bankruptcy Code section 507(a), other than Administrative Claims and Priority Tax Claims.

●
“Class 3 Claims” or “Standard Note Claims,” which are any Note Claims other than Non-Debtor Loan Note Claims (as defined below).

●
“Class 4 Claims” or “General Unsecured Claims,” which are unsecured, non-priority claims that are not Note Claims, Subordinated Claims (as defined below), or Unit Claims.

●
“Class 5 Claims” or “Unit Claims,” which are Unit Claims (as defined in Item 1, Section C of this Annual Report).

●
“Class 6 Claims” or “Non-Debtor Loan Note Claims,” which are any Note Claims that are or were purportedly secured by an unreleased assignment or other security interest in any loans or related interests as to which the lender was a Debtor and the underlying borrower actually is or actually was a person that is not a Debtor.

●
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

●
“Class 8” or “Equity Interests,” which are all previously issued and outstanding common stock, preferred stock, membership interests, or other ownership interests in any of the Debtors outstanding immediately prior to the Plan Effective Date.

Part I
Item 1.
Business (Continued)

Holders of Class 1 Claims are creditors of the Wind-Down Entity, and holders of Class 2 Claims are creditors of the Trust. Although the amounts may be subject to negotiation based on the Debtors’ and creditors’ records, and to ultimate determination, if necessary, in the Bankruptcy Court, liabilities resulting from any such claims that are allowed are analogous, in substance, to accounts payable. As of September 25, 2026, there were no allowed and unpaid Class 1 Claims or Class 2 Claims.

Under the Plan, three Classes of claims, when the claims are allowed under the Plan, entitle the holders thereof to become holders of Liquidation Trust Interests. The holders of these claims belonged, as of the Petition Date, to one or more of the following categories:

●
Standard Note Claims (Class 3)

●
General Unsecured Claims (Class 4)

●
Unit Claims (Class 5)

Standard Note Claims are Claims arising from any and all investments, interests or other rights with respect to any of the seven Debtors identified as a “Fund Debtor” under the Plan that were styled, marketed or sold as “notes,” “mortgages,” or “loans.” As of September 25, 2026, the aggregate outstanding amount of allowed Class 3 Standard Note Claims (net of prepetition distributions of interest) was approximately $702.71 million, including those Class 6 Non-Debtor Loan Note Claims that were reclassified as Class 3 Standard Note Claims in accordance with the Plan and there were no outstanding disputed Class 3 Standard Note Claims.

General Unsecured Claims include any unsecured, non-priority claim asserted against any of the Debtors that is not a Note Claim, Subordinated Claim or Unit Claim, and generally include the claims of trade vendors, landlords, general liability claimants, utilities, contractors, employees and numerous others. As of September 25, 2026, the aggregate outstanding amount of allowed Class 4 General Unsecured Claims was approximately $5.99 million, and there are no outstanding disputed Class 4 General Unsecured Claims.

Unit Claims are Claims arising from any and all investments, interests or other rights with respect to any of the seven Debtors identified as a “Fund Debtor” under the Plan that were styled, marketed or sold as “units.” As of September 25, 2026, the aggregate outstanding amount of allowed Class 5 Unit Claims was approximately $178.85 million, and there are no outstanding disputed Class 5 Unit Claims (in each case, net of prepetition distributions of interest).

Holders of allowed claims in Classes 3, 4 and 5 are deemed to hold an amount and class of Liquidation Trust Interests that is prescribed by the Plan based on the amount of their respective claims, as follows:

●
Each holder of an allowed claim in Class 3 (Standard Note Claims) is deemed to hold one (1) Class A Interest for each $75.00 of Net Note Claims held by the applicable Noteholder with respect to its Allowed Note Claims.

●
Each holder of an allowed claim in Class 4 (General Unsecured Claims) is deemed to hold one (1) Class A Interest for each $75.00 of allowed General Unsecured Claims held by the applicable creditor.

●
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

Part I
Item 1.
Business (Continued)

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

3.                Assets and liabilities of the Company

The following are the Company’s consolidated statements of net assets in liquidation as of the Plan Effective Date and June 30, 2026 ($ in millions):

	Plan Effective Date	June 30, 2026

Cash, cash equivalents and short-term investments	$36.02	$56.01
Restricted cash	0.32	0.70
Other assets:
Net real estate assets held for sale, net	582.71	0.24
Miscellaneous	2.29	2.82
Subtotal other assets	585.00	3.06

Total assets	$621.34	$59.77

Accounts payable and accrued liabilities	5.78	0.04
Distributions payable	-	0.70
Accrued liquidation costs	232.07	23.17

Total liabilities	$237.85	$23.91

Total net assets in liquidation - All Interestholders	$383.49	$35.86

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

●
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

●
In the case of an allowed claim in the Plan’s Class 4 (General Unsecured Claims), the holder was granted one (1) Class A Interest in the Trust for each $75.00 of allowed General Unsecured Claims held by the applicable creditor.

●
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

As of September 25, 2026, approximately $887.55 million of Class 3, Class 4 and Class 5 Claims have been allowed. The percentage recovery to be received by each Class A Interestholder will be based on (i) the amount of cash ultimately available for distribution to such holders; and (ii) the actual amount of Class 3, Class 4, and Class 5 Claims that were allowed.

The Plan provides for a Liquidation Trust Interests Waterfall that specifies the priority and manner of distribution of available cash, excluding distributions of the net proceeds from Forfeited Assets. On each distribution date, the Liquidation Trustee is required to distribute available cash as follows:

●
First, to each Interestholder of Class A Interests pro rata based on such Interestholder’s number of Class A Interests, until the aggregate amount of all such distributions on account of the Class A Interests equals the product of (i) the total number of all Class A Interests and (ii) $75.00;

●
Thereafter, to each Interestholder of Class B Interests pro rata based on such Interestholder’s number of Class B Interests, until the aggregate amount of all such distributions on account of the Class B Interests equals the product of (i) the total number of all Class B Interests and (ii) $75.00;

●
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

Part I
Item 1.
Business (Continued)

●
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

Sections 7.6 and 7.18 of the Plan provide that distributions that have not been cashed within 180 calendar days of their issuance shall be null and void and the holder of the associated Liquidation Trust Interests “shall be deemed to have forfeited its rights to any reserved and future distributions under the Plan,” with such amounts to become “Available Cash” of the Trust for all purposes. On February 1, 2022 and November 24, 2025, the Trust sent letters to the holders of the Class A Interests who had failed to cash distribution checks in respect of prior distributions, which checks were issued more than 180 days prior to the date of the letter. The letters informed each recipient that, unless the Trust was contacted on or before February 28, 2022 and December 31, 2025, respectively, such recipient’s reserved and future distribution would be deemed forfeited in accordance with the Plan. The Trust provided this final notice simply as a one-time courtesy and reserved its rights to strictly enforce the Plan’s forfeiture provisions, and any other provision of the Plan, against any person (including any recipient of the final notice) at any time in the future, without further notice.

Part I
Item 1.
Business (Continued)

The following tables summarize the distributions declared to Interestholders2, distributions paid and the activity in the restricted cash account for the periods from February 15, 2019 (inception) through June 30, 2026 and from February 15, 2019 through September 25, 2026:

	Date Declared	$ per Class A Interest	During the Period from February 15, 2019 (inception) through June 30, 2026 ($ in Millions)			During the Period from February 15, 2019 (inception) through September 25, 2026 ($ in Millions)
			Total Declared	Paid	Restricted Cash Account	Total Declared	Paid	Restricted Cash Account

Distributions Declared
First	3/15/2019	$3.75	$44.70	$42.32	$2.38	$44.70	$42.32	2.38
Second	1/2/2020	4.50	53.44	51.20	2.24	53.44	51.20	2.24
Third	3/31/2020	2.12	25.00	24.19	0.81	25.00	24.19	0.81
Fourth	7/13/2020	2.56	29.97	29.24	0.73	29.97	29.24	0.73
Fifth	10/19/2020	2.56	29.96	29.21	0.75	29.96	29.21	0.75
Sixth	1/7/2021	4.28	50.01	48.67	1.34	50.01	48.67	1.34
Seventh (a)	5/13/2021	2.58	30.04	29.35	0.69	30.04	29.35	0.69
Eighth	10/8/2021	3.44	40.02	39.14	0.88	40.02	39.14	0.88
Ninth	2/4/2022	3.44	39.98	39.15	0.83	39.98	39.15	0.83
Tenth	6/15/2022	5.63	65.02	64.19	0.83	65.02	64.19	0.83
Eleventh	5/10/2023	2.18	25.02	24.90	0.12	25.02	24.90	0.12
Subtotal		$37.04	$433.16	$421.56	$11.60	$433.16	$421.56	$11.60

Distributions Reversed
Disallowed (b)		(6.74)		(6.74)
Returned (c)		1.28		1.28
Forfeited (d)		(1.50)		(1.50)
Subtotal		(6.96)		(6.96)

Distributions Paid from Reserve Account (e)		(3.95)		(4.00)

Distributions Payable, Net:	as of 6/30/2026:	$0.69	as of 9/25/2026:	$0.64

(a)
The seventh distribution included the cash the Trust received from Fair Fund recoveries.
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

On August 3, 2023, the Supervisory Board, at the recommendation of the Liquidation Trustee, suspended the making of additional Trust distributions to Interestholders, pending the result of the investigation of a construction defect claim asserted against the Development Entity by the buyer of a single-family home sold by the Development Entity for approximately $60 million. At this time, it is unlikely that there will be another distribution, if any, to Interestholders until the construction defect claim and related litigation are resolved. Holders of Liquidation Trust Interests are advised that the Trust has liquidated substantially all of its real estate assets and resolved all of its Causes of Action; however, given the pending construction defect claim, the Trust is unable to estimate the timing and amount of future distributions, if any.

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

●
review, reconcile, compromise, settle, or object to claims and resolve such objections as set forth in the Plan, free of any restrictions of the Bankruptcy Code or applicable bankruptcy rules;

●
calculate and make distributions and calculate and establish reserves under and in accordance with the Plan;

●
retain, compensate, and employ professionals and other persons to represent the Liquidation Trustee with respect to and in connection with its rights and responsibilities;

●
establish, maintain, and administer documents and accounts of the Debtors as appropriate, which are to be segregated to the extent appropriate in accordance with the Plan;

●
maintain, conserve, collect, settle, and protect the Trust’s assets (subject to the limitations described in the Plan);

●
sell, liquidate, transfer, assign, distribute, abandon, or otherwise dispose of the assets of the Trust or any part of such assets or interest in such assets upon such terms as the Liquidation Trustee determines to be necessary, appropriate, or desirable;

●
negotiate, incur, and pay the expenses of the Trust;

●
prepare and file any and all informational returns, reports, statements, tax returns, and other documents or disclosures relating to the Debtors that are required under the Plan, by any governmental unit, or by applicable law;

●
compile and maintain the official claims register, including for purposes of making initial and subsequent distributions under the Plan;

●
take such actions as are necessary or appropriate to wind-down and dissolve the Debtors;

●
comply with the Plan, exercise the Liquidation Trustee’s rights, and perform the Liquidation Trustee’s obligations; and

●
exercise such other powers as deemed by the Liquidation Trustee to be necessary and proper to implement the Plan.

Part I
Item 1.
Business (Continued)

The powers and authority of the Liquidation Trustee are subject to limitations under the Trust Agreement. On behalf of the Trust or the Interestholders, the Liquidation Trustee is prohibited from doing any of the following:

●
entering into or engaging in any trade or business (other than the management and disposition of the assets of the Trust), and no part of the Trust’s assets or the proceeds, revenue or income therefrom may be used or disposed of by the Trust in furtherance of any trade or business;

●
except as expressly permitted in the Trust Agreement, reinvesting any assets of the Trust;

●
selling, transferring, or otherwise disposing of the Trust’s membership interests in the Wind-Down Entity without further approval of the Bankruptcy Court; or

●
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

●
any sale or other disposition of an asset of the Trust, or any release, modification or waiver of existing rights as to an asset of the Trust, if the asset at issue exceeds $500,000 in estimated value;

●
any compromise or settlement of litigation or controverted matter proposed by the Liquidation Trustee involving claims in excess of $500,000; and

●
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

Part I
Item 1.
Business (Continued)

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

Subject to the Plan and the Wind-Down Entity LLC Agreement, the Board of Managers also is charged with the supervision and oversight of the Chief Executive Officer. In addition to the Chief Executive Officer, the Wind-Down Entity had three employees as of September 25, 2026.

Subject to the supervision of the Board of Managers as described above, the Chief Executive Officer has the authority, except as otherwise provided in the Plan, to carry out and implement all applicable provisions of the Plan for the ultimate benefit of the Trust, including the authority to do the following:

●
retain, compensate, and employ professionals and other persons to represent the Wind-Down Entity in connection with its rights and responsibilities;

●
establish, maintain, and administer accounts of the Debtors as appropriate;

●
maintain, develop, improve, administer, operate, conserve, supervise, collect, settle, and protect the assets of the Wind-Down Entity;

●
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

Part I
Item 1.
Business (Continued)

●
invest cash of the Debtors and their estates, including any cash realized from the liquidation of the assets of the Wind-Down Entity;

●
negotiate, incur, and pay the expenses of the Wind-Down Entity;

●
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

●
comply with the Plan, exercise the Chief Executive Officer’s rights, and perform the Chief Executive Officer’s obligations; and

●
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

3.
Current year plan of operations

Trust

During the remainder of the fiscal year ending June 30, 2027, the Trust’s primary activities will consist of collecting payments on three settlement receivables and pursuing the collection of judgments.

At this time, it is unlikely that there will be another distribution, if any, to Interestholders until the construction defect claim and related litigation are resolved. Holders of Liquidation Trust Interests are advised that the Trust has liquidated substantially all of its real estate assets and resolved all of its Causes of Action; however, given the pending construction defect claim, the Trust is unable to estimate the timing and amount of future distributions, if any.

Wind-Down Group

During the remainder of the fiscal year ending June 30, 2027, the Wind-Down Group’s primary activity will continue to consist of its efforts to resolve the construction defect claim asserted against the Development Entity and related litigation. The Development Entity has commenced the initial phase of repair relating to the retaining wall, which is expected to be completed during the fourth quarter of the calendar year 2026; however, timing is uncertain because there have been numerous delays and additional delays may arise. Once completed, the Development Entity intends to address the subsequent repairs and continue its monitoring of the property to assess the scope of additional repairs that will be required. The Development Entity also intends to continue to pursue its claims against its insurance carrier and other potentially responsible parties.

Part I
Item 1.
Business (Continued)

4.
Termination and dissolution of the Company

The Trust is required to be terminated, and the Liquidation Trustee discharged from duties, at such time as: (i) the Liquidation Trustee determines that the pursuit of additional Causes of Action held by the Trust is not likely to yield sufficient additional proceeds to justify further pursuit of such Causes of Action and (ii) all distributions required to be made by the Liquidation Trustee to the holders of allowed claims and to the Interestholders under the Plan and the Trust Agreement have been made. Notwithstanding the above, the Trust has a limited life and was originally to be terminated no later than February 15, 2024, subject to the extension of such date with the approval of the Bankruptcy Court (as so extended from time to time), upon its determination that a fixed period extension is necessary to facilitate or complete the recovery on, and liquidation of, the Trust’s assets.

As of June 30, 2026, with the requisite approval of the Bankruptcy Court, the Outside Termination Date of the Trust was February 15, 2027. However, during the year ended June 30, 2026, the Company concluded it was unlikely that its liquidation activities would be completed by February 15, 2027 due to the pending construction defect claim against the Development Entity and related litigation.

As required by the Trust Agreement then in effect, in connection with seeking an extension of the Outside Termination Date past February 15, 2027, the Trust received a private letter ruling from the IRS providing that any further extension of the Trust to February 15, 2030 would not jeopardize the Trust’s status as a liquidating trust. On August 3, 2026, the Trust filed a motion with the Bankruptcy Court to further extend the Outside Termination Date to February 15, 2028, which was granted on August 19, 2026.

The Trust may seek one or more additional extensions of the Outside Termination Date if it deems it necessary or appropriate to facilitate the orderly liquidation of the Trust’s assets, the resolution of the construction defect claim against the Development Entity, including the resolution of the Development Entity’s claims against its insurers and other third parties in connection with the construction defect claim. But for the construction defect claim and related litigation, the Trust would have completed its liquidation activities, made its final distribution to Interestholders and terminated the Trust.

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

Part I
Item 1A.
Risk Factors

An investment in Liquidation Trust Interests involves various risks. An investor should carefully consider the risks and uncertainties described below and the other information included or incorporated by reference in this Annual Report before deciding to invest in the Liquidation Trust Interests. Any of the risk factors set forth below could significantly and adversely affect the Company’s business, prospects, financial condition and results of operations. As a result, the trading price of the Liquidation Trust Interests could decline, and an investor could lose a part or all of his or her investment.

Risks Relating to the Liquidation Trust Interests

The Trust cannot predict the timing or amount of future distributions to the Interestholders, if any. On August 3, 2023, the Supervisory Board, at the recommendation of the Liquidation Trustee, suspended the making of additional Trust distributions to Interestholders, pending the result of the investigation of a construction defect claim asserted against the Development Entity by the buyer of a single-family home sold by the Development Entity for approximately $60 million. At this time, it is unlikely that there will be another distribution, if any, to Interestholders until the construction defect claim and related litigation are resolved. Holders of Liquidation Trust Interests are advised that the Trust has liquidated substantially all of its real estate assets and resolved all of its Causes of Action; however, given the pending construction defect claim, the Trust is unable to estimate the timing and amount of future distributions, if any.

The Company has concluded that its liquidation activities will not be completed by February 15, 2027 due to the pending construction defect claim against the Development Entity and related litigation. This litigation includes the Development Entity’s claims against its second excess layer insurer, and the prior owner, contractors, and other professionals involved in the development of the site and the construction of the home. The Company currently projects a revised estimated completion date for the Company’s liquidation activities of approximately February 15, 2028. The Company is required to file a motion with the Bankruptcy Court to extend the Outside Termination Date of the Trust beyond February 17, 2027 On August 3, 2026, the Trust filed a motion with the Bankruptcy Court to extend the Outside Termination Date of the Trust to February 15, 2028, which was granted on August 19, 2026.

The Trust may seek one or more additional extensions of the Outside Termination Date if it deems it necessary or appropriate to facilitate the orderly liquidation of the Trust’s assets, the resolution of the construction defect claim against the Development Entity, including the resolution of the Development Entity’s litigation against its insurer and other third parties in connection with the construction defect claim.

The Liquidation Trust Interests are not suitable as a long-term investment. The Company is a liquidating trust and has substantially completed its liquidation activities.

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

The Class A Interests are thinly traded. The Class A Interests are not listed on any national securities exchange but instead are traded on the OTC Markets under the symbol WBQNL. Accordingly, the Class A Interests may not be suitable for investors preferring highly liquid securities and may present challenges in profit-taking and other trading risks.

The market price for Class A Interests may be volatile. Many factors could cause the market price of Class A Interests to rise and fall, including the following:

Part I
Item 1A.
Risk Factors (Continued)

●
Declaration and payment of distributions;

●
Timing and costs necessary to address the construction defect claim;

●
Actual or anticipated fluctuations in the Trust’s or the Wind-Down Group’s quarterly or annual financial results;

●
Various market factors or perceived market factors, including rumors, whether or not correct, involving the Trust and the Wind-Down Group;

●
Sales, or anticipated sales, of large blocks of Liquidation Trust Interests, including short selling by investors;

●
Additions or departures of key personnel;

●
Regulatory or political developments;

●
Litigation and governmental or regulatory investigations; and

●
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

Part I
Item 1A.
Risk Factors (Continued)

Risks Relating to Real Estate Assets

The Wind-Down Group may remain subject to potential liabilities for construction defects for an extended period of time following the sale of its properties. In connection with its sales of developed real properties and pursuant to applicable law, the Wind-Down Group may face potential claims for construction defects for up to 10 years following the completion of construction or sale. There can be no assurance that contractors’ guaranties and warranties will be adequate to indemnify the Wind-Down Group against all such claims. In the ordinary course of business, the Wind-Down Group obtained liability insurance in order to address its potential liability for construction defects on major assets. If contractors’ guaranties and insurance policies were to prove insufficient, or insurance carriers refuse to provide coverage under our policies, the Wind-Down Group may become exposed to further costs, including potentially expensive litigation and significant adverse judgments. Any significant liabilities in excess of what is accrued at June 30, 2026 resulting from such post-sale obligations may adversely affect the Wind-Down Group’s financial position, net assets in liquidation and cash flow which could, in turn, adversely affect the Trust’s ability to make distributions to its Interestholders. Furthermore, the amount of cash available for distribution to the Trust upon completion of the Wind-Down Group’s activities may be affected by reserves that the Wind-Down Group may set aside in order to make reasonable provision for future or unknown construction defect claims. There is also no guarantee that the estimated reserves will be sufficient to cover unknown future liabilities.

The Wind-Down Group’s working capital may not be sufficient to cover construction defect claims and its liquidation activities, and the Wind-Down Group has no ability to access third-party capital. As of August 31, 2026, and June 30, 2026, the Wind-Down Group had existing unrestricted cash and cash equivalents of approximately $6.69 million and $8.13 million, respectively. The Wind-Down Group does not have access to any line of credit.

The Company has liquidated substantially all of its real estate assets. The Company’s real estate asset portfolio as of June 30, 2026, consists of one single-family home subject to a life estate, with an aggregate net carrying value of $0.24 million. The Company does not expect to add any new real estate assets. The Company is uncertain when the single-family home subject to a life estate will be liquidated, or the amount it will receive upon its liquidation, which may be less than its carrying value. Accordingly, the Company’s real estate asset represents a very limited source of future distributions to the Trust.

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

The Trust does not expect to generate or receive cash other than from limited sources. Currently, the Trust’s primary source of cash is from interest income. Future remittances from the Wind-Down Entity will depend on the resolution and outcome of the construction defect claim and related litigation. In addition, the Trust may realize additional funds from judgments, insurance and Fair Fund recoveries.

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

Part I
Item 1A.
Risk Factors (Continued)

Risks Relating to Uncertainties Relating to Causes of Action

Even if there is a recovery based on Causes of Action, there can be no assurances that there will be sufficient funds to make any distributions to Interestholders. Even if the Trust obtains a judgment or settlement based on Causes of Action, it may not be able to collect the amount of the judgment or settlement. If the Trust successfully recovers funds on account of such judgment or settlement, there can be no assurance that the Interestholders will receive any proceeds from such judgment or settlement. Before Interestholders receive distributions, the Liquidation Trustee must pay Trust expenses and may set aside funds for future expenses, contingent liabilities, including potential construction defect claims.

Risks Relating to Deposits with Financial Institutions

Our cash, cash equivalents, short-term investments and restricted cash may be exposed to the failure of banking institutions. While we seek to minimize our exposure to third-party losses of our cash, cash equivalents, short-term investments and restricted cash, we hold our balances in a small number of financial institutions. Notwithstanding their size and reserves, such institutions remain subject to the risk of failure. If, in the future, the financial institutions with which we maintain deposits or transact business enter into receivership or become insolvent, there can be no guarantee that the Department of the Treasury, the Federal Reserve or the FDIC will intercede to protect depositors and customers. If, at any time, our deposits with any financial institution exceed the FDIC insurance limit, the Company’s deposits may be subject to loss. The Company’s access to its cash, cash equivalents and short-term investments could also become limited, impairing the Company’s ability to fund its remaining liquidation activities. In addition, if any parties with which we conduct business are unable to access funds pursuant to lending relationships or their deposit accounts with such a financial institution, the ability of such parties to continue to perform their obligations to us could be adversely affected, which, in turn, could have a material adverse effect on our liquidation activities and changes in net assets in liquidation.

Risks Relating to Management and Control

The Trust is controlled by the Liquidation Trustee and the Interestholders have no voting rights regarding decisions made on behalf of the Trust. All decisions concerning the Trust are to be made by the Liquidation Trustee, in accordance with the terms of the Plan and the Trust Agreement, with approval by the Supervisory Board for certain decisions as set forth in the Trust Agreement. The Interestholders have no right to elect or remove the Liquidation Trustee. The Liquidation Trustee may be removed by Bankruptcy Court order upon the motion of the Supervisory Board and a showing of good cause; provided, however, that the proposed removal and replacement of Michael Goldberg as Liquidation Trustee will require a determination by the Bankruptcy Court that “cause” exists for such removal and replacement using the standard under Bankruptcy Code section 1104 made after notice of such proposed removal and replacement has been provided to the SEC.

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

Part I
Item 1A.
Risk Factors (Continued)

The Company’s success depends on the continuing contributions of its key personnel. The Wind-Down Group has a skilled management team to oversee the resolution of construction defect claims and the accounting and financial reporting for the Trust. However, it does not have agreements with any key personnel that hinder such individuals’ ability to quit at will and, thus, any executive officer or key employee may terminate his or her relationship with the Wind-Down Group at any time upon relatively short notice.

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

Risks Relating to Accounting, Financial Reporting and Information Management

The Company’s consolidated financial statements are prepared on the Liquidation Basis of Accounting, which requires the estimation of the future value of assets and the amount of projected expenses, including reserves for construction defect claims. Estimates of the future value of assets consist primarily of estimated interest earnings, which could vary based on changes in interest rates and actual cash balances. Estimates of projected expenses are based on, among other things, the estimated termination date of the Trust, the levels of general and administrative expenses (such as payroll, legal and professional fees, and other expenses), and estimates of costs for resolving construction defect claims. The length of time required to complete the liquidation activities may be longer than the time currently estimated. Actual costs to resolve construction defect claim(s) may exceed the amount accrued. The actual realized value of the Company’s assets and actual expenses are likely to differ from the estimated amounts reported in the Company’s consolidated financial statements, and such differences may be material.

The Company’s consolidated financial statements do not include any future recoveries from default, stipulated and summary judgments, insurance or Fair Fund recoveries. The Company’s consolidated financial statements are prepared using the Liquidation Basis of Accounting, under which future recoveries, other than insurance recoveries, are recorded only if the Company has executed an agreement, final court approval is received (if applicable), and collectability is reasonably assured. Because the Company is unable to reasonably estimate future recoveries, if any, from default, stipulated and summary judgments, such items have not been recognized in the Company’s consolidated financial statements. An insurance recovery is accrued when it is deemed probable and reasonably estimable under the loss recovery model in accordance with ASC 450 “Contingencies” (“ASC 450”). The portion of an insurance claim in excess of costs accrued is recognized upon approval of the claim and receipt of the related payment, under the gain contingency model in accordance with ASC 450. Fair Fund recoveries are recorded when collectability is reasonably assured. Therefore, the Company’s consolidated financial statements are not expected to provide prospective investors in the Liquidation Trust Interests with meaningful information regarding such future recoveries.

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

The Board’s Oversight of Cybersecurity Risk

The Supervisory Board has delegated governance and oversight of cybersecurity matters to the Cybersecurity Committee. The sole member of the Cybersecurity Committee is M. Freddie Reiss. The Cybersecurity Committee’s responsibilities include reviewing and discussing with management the Company’s privacy and data security, including cybersecurity, risk exposures, policies and practices, and the steps management has taken to detect, monitor and control such risks and the potential impact of those exposures on our business, financial results, operations, and reputation.

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

Item 2.
Properties

As of September 25, 2026, the Company’s only real estate asset consists of one single-family home subject to a life estate located in the state of Florida.

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

Trust Litigation - Avoidance Actions

The Trust has pursued over 500 avoidance actions, all of which have been resolved. As of September 25, 2026, the Trust has entered into settlements in approximately 254 legal actions. In addition, as of September 25, 2026, the Trust has settled approximately 245 potential avoidance claims for which litigation was not filed. Since inception and as of September 25, 2026, the resolution of avoidance actions has resulted in aggregate settlements of approximately $22.89 million of cash payments made or due to the Trust and approximately $11.28 million in reductions of claims against the Trust. Additionally, as of September 25, 2026, the Trust has collected approximately $0.07 million from judgments resulting from the resolution of avoidance actions and is pursuing the collection of approximately $15.26 million of additional judgments. Approximately $158.84 million of judgments are considered uncollectable. It is unknown at this time how much, if any, will ultimately be collected on these judgments, as stipulated, default and summary judgments are commonly obtained where the defendant has insufficient assets, if any, to satisfy a judgment.

The Trust prosecuted numerous legal actions to recover fraudulent transfers and other funds subject to recovery by the bankruptcy estate. As of September 25, 2026, all of these actions have been resolved. To the extent actions of this type are also being pursued by the SEC, it is the Trust’s understanding that any recoveries obtained by the SEC will be transmitted to the Trust pursuant to a Fair Fund established by the SEC. During the period from July 1, 2026 through September 25, 2026, the Trust received approximately $269,000 of Fair Fund recoveries from the SEC. It is our understanding that the SEC is in the process of obtaining approval to disburse additional Fair Fund recoveries to the Trust.

Wind-Down Group Litigation

As previously reported, during the year ended June 30, 2023, a construction defect claim was asserted against the Development Entity by the buyer of a single-family home sold by the Development Entity for approximately $60 million. The Company believes that all or substantially all of the alleged construction defects are attributable to work performed by third parties. The following is a summary of the two legal proceedings commenced by the Development Entity in connection with the alleged construction defects:

●
On May 28, 2024, the Development Entity filed suit in Los Angeles Superior Court against 13 different parties that it alleges are responsible for the alleged construction defects. The lawsuit seeks, among other relief, contribution from these parties for the costs that the Development Entity has incurred, and may incur, in connection with the investigation and repair of the alleged construction defects. Based on further investigation after filing the complaint, the Development Entity dismissed three defendants without prejudice. A mediation was held on February 20, 2025. The parties agreed to allow each other time to gather and exchange information, as needed. A subsequent mediation date has not been scheduled, but a case management order has been negotiated among the parties and submitted for adoption.

●
On August 9, 2024, the Development Entity filed suit in Los Angeles Superior Court against its insurers from whom it had purchased primary and excess layer liability insurance to protect against the risks associated with the development of the single-family home. The lawsuit sought, among other relief, damages from the primary and two excess layer insurers for amounts the Development Entity has incurred, and may incur, in connection with the investigation and repair of the construction defect claim, as well as declaratory relief against the primary and excess layer insurer. On April 6, 2026, the Development Entity filed a request for dismissal of the lawsuit against the primary and first excess layer insurer without prejudice as such insurer satisfied its obligations under the relevant policies. On April 8, 2026 the lawsuit against the primary and first excess layer insurer was dismissed.

Part I
Item 3.
Legal Proceedings (Continued)

Item 4.
Mine Safety Disclosures

Not applicable.

Part II
Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Trust has two classes of common equity: Class A Interests and Class B Interests. The Class A Interests are registered pursuant to Section 12(g) of the Exchange Act. Neither class is listed on any national securities exchange.

Class A Interests are traded on the OTC Markets under the trading symbol WBQNL. Over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. As of September 25, 2026, there were approximately 7,135 holders of record of the Class A Interests.

Since issuance, Class B Interests have not been transferable except by operation of law or by will or the laws of descent and distribution. Accordingly, there has not been any established public trading market for the Class B Liquidation Trust Interests or any available price quotations. As of September 25, 2026, there were approximately 1,183 holders of record of the Class B Interests.

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

Pursuant to the Trust Agreement, distributions to Interestholders are made after giving effect to the estimated payment of costs and expenses incurred by the Trust, including the cost of collecting, administering, distributing, and liquidating the Trust assets such as fees and expenses of the Liquidation Trustee, premiums for directors’ and officers’ insurance, fees and expenses of attorneys and consultants and the retention of reserves. Furthermore, cash received by the Trust from the Wind-Down Group is net of the estimated payment of Wind-Down Group costs and the retention of reserves by the Wind-Down Group for contingent liabilities, including potential construction defect claims.

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

On August 3, 2023, the Supervisory Board, at the recommendation of the Liquidation Trustee, suspended the making of additional Trust distributions to Interestholders, pending the result of the investigation of a construction defect claim asserted against the Development Entity by the buyer of a single-family home sold by the Development Entity for approximately $60 million. At this time, it is unlikely that there will be another distribution, if any, to Interestholders until the construction defect claim and related litigation are resolved. Holders of Liquidation Trust Interests are advised that the Trust has liquidated substantially all of its real estate assets and resolved all of its Causes of Action; however, given the pending construction defect claim, the Trust is unable to estimate the timing and amount of future distributions, if any.

Part II
Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities  (Continued)

Sales of Unregistered Securities

In accordance with the Plan, all Liquidation Trust Interests have been issued without registration under the Securities Act. The Liquidation Trust Interests have been issued only to holders of allowed claims in Class 3, Class 4, and Class 5 entirely in exchange for such claims. See “Item 1. Business - D. Plan Provisions Regarding the Company - 2. Treatment under the Plan of holders of claims against and equity interests in the Debtors” of this Annual Report. During the period from February 15, 2019 (inception) through June 30, 2026, the Trust has issued an aggregate of 11,545,103 Class A Interests and an aggregate of 678,123 Class B Interests. As of June 30, 2026, the Trust has 11,516,157 Class A Interests and 675,951 Class B Interests outstanding. All Liquidation Trust Interests were issued on the Plan Effective Date or from time to time thereafter as soon as practicable as and when claims in Class 3, Class 4 or Class 5 have become allowed.

During the three months ended June 30, 2026, the Trust did not issue any Liquidation Trust Interests.

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

As of June 30, 2026, the number of Liquidation Trust Interests outstanding in each class is as follows:

	Number Outstanding as of
	September 25, 2026	June 30, 2026

Class A Liquidation Trust Interests	11,516,157	11,516,157
Class B Liquidation Trust Interests	675,951	675,951

Since the Plan Effective Date through June 30, 2026, the Wind-Down Subsidiaries have disposed of approximately 150 properties for aggregate net sales proceeds of approximately $576.80 million. As of June 30, 2026, the Company owned one remaining real estate asset with a net carrying value of approximately $0.24 million. Going forward, the Company’s most significant activity will be overseeing the resolution of the construction defect claim asserted against the Development Entity and related litigation. The Company’s most significant sources of cash are expected to be from interest income and potentially from litigation proceeds from insurance carriers and other responsible parties. The Company currently expects to complete its liquidation activities by February 15, 2028, although the Company may require additional time to facilitate the orderly liquidation of the Trust’s assets, the resolution of the construction defect claim against the Development Entity, including the resolution of the Company’s claims against its insurer and other third parties in connection with the construction defect claim, or for other reasons.

Part II
Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Discussion of the Company’s Operations

For the Year ended June 30, 2026

The following is a summary of the Consolidated Statement of Changes in Net Assets in Liquidation for the year ended June 30, 2026 ($ in thousands):

	Restricted for	All
	Qualifying Victims	Interestholders	Total

Net assets in liquidation as of beginning of year	$-	$37,334	$37,334

Change in assets and liabilities:
Restricted for Qualifying Victims :
Change in carrying value of assets and liabilities, net	-	-	-
Distributions (declared) reversed, net	-	-	-
Net change in assets and liabilities	-	-	-

All Interestholders:
Change in carrying value of assets and liabilities, net	-	(1,826)	(1,826)
Distributions (declared) reversed, net	-	349	349
Net change in assets and liabilities	-	(1,477)	(1,477)

Net assets in liquidation, as of end of year	$-	$35,857	$35,857

Net assets in liquidation – Restricted for Qualifying Victims. The Trust had completed its activities related to the liquidation of Forfeited Assets.

Net assets in liquidation – All Interestholders decreased by approximately $1.48 million during the year ended June 30, 2026. This decrease was due to a decrease in the net carrying value of assets and liabilities of approximately $1.83 million, and distributions reversed, net of approximately $0.35 million.

The components of the changes in the carrying value of assets and liabilities, net, are as follows ($ in thousands):

	Restricted for	All
	Qualifying Victims	Interestholders	Total

Remeasurement of assets and liabilities, net	$-	$(2,882)	(2,882)
Settlement recoveries (1)	-	30	30
Other (2)	-	1,026	1,026

Change in carrying value of assets and liabilities, net	$-	$(1,826)	$(1,826)

(1) Net of 5% payable to the Liquidation Trustee of approximately $2.

(2) The components of Other are as follows:

Insurance reimbursement	$711
Forfeited payments to non-contributing claimants in the Comerica settlement because their checks were not cashed, net	269
Miscellaneous	46
Total	$1,026

Part II
Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

During the year ended June 30, 2026, the Company:

●
Reversed distributions, net, of approximately $0.35 million.

●
Accrued interest earnings through February 15, 2028 of approximately $2.11 million.

●
Accrued additional costs to be incurred relating to the construction defect claim asserted against the Development Entity of approximately $1.45 million. The additional accrual reflects an increase in estimated costs for the initial phase and additional repair and cost estimates for the subsequent phases of repair.

●
Accrued approximately $3.84 million relating to changing the estimated completion date of the Company’s liquidation activities from February 15, 2027 to February 15, 2028. The additional costs are primarily legal and other professional fees and payroll and payroll-related costs.

●
Paid development costs of approximately $3.27 million, primarily related to the construction defect claim.

●
Paid general and administrative costs of approximately $4.66 million, including approximately $0.30 million of board member fees and expenses, approximately $1.87 million of payroll and other general and administrative costs, and approximately $2.49 million of professional fees.

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

Part II
Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The components of the changes in the carrying value of assets and liabilities, net are as follows ($ in thousands):

	Restricted for	All
	Qualifying Victims	Interestholders	Total

Settlement recoveries, net (1)	$-	$3,437	$3,437
Remeasurement of assets and liabilities, net	42	(7,178)	(7,136)
Sales proceeds in excess of carrying vlue	1	62	63
Other (2)	-	5,170	5,170

Change in carrying value of assets and liabilities, net	$43	$1,491	$1,534

(1) Net of 5% payable to the Liquidation Trustee of approximately $270,000 and an increase in the allowance for uncollectible .
settlement receeivables of approximately $34,000.

(2) The components of Other are as follows:

Insurance reimbursements	$5,141
Miscellaneous	29
Total	$5,170

During the year ended June 30, 2025, the Company:

●
Received net proceeds from the sale of Forfeited Assets of approximately $0.22 million.

●
Distributed net sales proceeds of Forfeited Assets of approximately $4.15 million to Qualifying Victims.

●
Reversed distributions of approximately $0.08 million from Class A Interests being cancelled.

●
Received net proceeds of approximately $0.29 million from the payoff of one secured loan.

●
Recognized a loss recovery of approximately $4.10 million from its insurance carriers relating to the initial repair of the construction defect and received reimbursements of approximately $1.04 million for out-of-pocket costs incurred.

●
Recorded approximately $3.44 million from the settlement of other Causes of Action, net of 5% payable to the Liquidation Trustee, and an increase in the allowance for uncollectible settlement installment receivable.

●
Accrued interest earnings through February 15, 2027 of approximately $3.47 million of which approximately $0.03 million relates to Forfeited Assets’ restricted cash, and approximately $3.44 million relates to the Company’s remaining cash, cash equivalents, restricted cash and short-term investments.

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

●
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

Part II
Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources

Liquidity

The Company’s primary sources for meeting its capital requirements are its cash, cash equivalents and short-term investments, receipt of interest earned, proceeds from Fair Fund recoveries and liquidating its other remaining assets. The Company’s primary uses of funds are and will continue to be for distributions, if any, and costs relating to the resolution of the construction defect claim and related litigation and other costs. The Company expects to be able to adequately fund its liquidation activities over the next twelve months from its primary sources of capital; however, no assurance can be made in that regard. At this time, the amount of the liability exposure for the construction defect claim cannot be determined and may be in excess of the estimated liquidation costs accrued as of June 30, 2026.

Capital Resources

In addition to consolidated cash, cash equivalents and short-term investments as of June 30, 2026 of approximately $56.71 million (of which approximately $0.70 million is restricted), the capital resources available to the Company are as follows:

●
Interest Earnings: During the year ended June 30, 2026, the Company recorded interest earnings of approximately $2.11 million. Unless there is a change in the forward yield curve the Company used to estimate the interest rates to be earned or there is a change in its expected future cash balances, the Company does not expect to record a significant amount of interest earnings in the year ending June 30, 2027. At June 30, 2026, the Company had approximately $2.80 million of accrued interest recorded. The Company expects to receive approximately $1.84 million of this accrued interest during the year ending June 30, 2027.

●
Fair Fund Recoveries: During the period from July 1, 2026 through September 25, 2026, the Trust received approximately $269,000 of Fair Fund recoveries from the SEC. It is our understanding that the SEC is in the process of obtaining approval to disburse additional Fair Fund recoveries to the Trust.

●
Proceeds from Real Estate Transactions: As of June 30, 2026, the Company owned one remaining real estate asset with an estimated net carrying value of approximately $0.24 million. Based on the remaining real estate asset of the Company, future net proceeds from the sale of real estate assets will be negligible as compared to the proceeds the Company has realized in prior periods.

Uses of Liquidity

The primary uses of the Company’s liquidity are to pay operating costs, costs related to construction defect claims, and distributions payable. As of June 30, 2026, the Company’s total liabilities were approximately $23.91 million. The total liabilities recorded as of June 30, 2026 may not be indicative of the costs paid in future periods, which may vary materially from the current estimate.

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

Distributions

Distributions will be made at the sole discretion of the Liquidation Trustee in accordance with the provisions of the Plan and the Trust Agreement. On August 3, 2023, the Supervisory Board, at the recommendation of the Liquidation Trustee, suspended the making of additional Trust distributions to Interestholders, pending the result of the investigation of a construction defect claim asserted against the Development Entity by the buyer of a single-family home sold by the Development Entity for approximately $60 million. At this time, it is unlikely that there will be another distribution, if any, to Interestholders until the construction defect claim and related litigation are resolved. Holders of Liquidation Trust Interests are advised that the Trust has liquidated substantially all of its real estate assets and resolved all of its Causes of Action; however, given the pending construction defect claim, the Trust is unable to estimate the timing and amount of future distributions, if any.

Part II
Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

See “Part 1, Item 1. Business, D. Plan Provisions Regarding the Company, 4. Liquidation Trust Interests under the Plan” for additional information about distributions.

Contractual Obligations

The Company has a lease for office space through May 31, 2027, and it expects that it will continue to lease office space until the liquidation process is completed.

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

The Company accrues expected interest earnings when it can reasonably estimate the amount to be received. The Company uses a forward yield curve to estimate the interest rates to be earned and its expected future cash balances to estimate the dollar amount that will earn interest through the currently expected Trust termination date of February 15, 2028.

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

Fair Fund recoveries are recorded when collectability is reasonably assured.

Part II
Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In addition, the Company recognizes other amounts to be received based on contractual terms or when the Company is able to estimate the amounts to be received.

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

In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2026. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on its assessment, our management believes that, as of June 30, 2026, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Michael I. Goldberg, Esq., the Liquidation Trustee, age 62, has served as the Liquidation Trustee since inception of the Trust on February 15, 2019. Prior to that time, Mr. Goldberg served as a member of the Debtors’ independent board of managers and had been the SEC’s designee to that Board. Mr. Goldberg was unanimously selected to be the Liquidation Trustee by the Unsecured Creditors’ Committee, the Noteholder Committee, and the Unitholder Committee in the Debtors’ Bankruptcy Cases. Mr. Goldberg has been a partner in the law firm of Akerman LLP since 1997, where he is chair of the Fraud & Recovery Practice Group, a comprehensive fraud management team focusing on Ponzi schemes, receiverships, and EB-5 fraud. Mr. Goldberg has managed some of the largest Ponzi scheme liquidation recoveries in United States history and routinely testifies as a qualified expert witness on Ponzi schemes in federal and state court cases. Mr. Goldberg currently is the Receiver for Jay Peak and Q Resort, Inc., the owners and operators of a ski resort in northern Vermont, and for the Champlain Towers South condominium association in Surfside, Florida. For over 25 years, Mr. Goldberg has practiced law in the area of fraud and recovery and bankruptcy and reorganizations, regularly serving as a court-appointed fiduciary in unwinding Ponzi schemes. Mr. Goldberg holds Bachelor of Arts and Juris Doctor degrees from Boston University and a Master of Business Administration from New York University. He is admitted to practice law in state and federal courts in Florida and New York.

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

Jay Beynon, age 79, has been a member of the Supervisory Board since inception of the Trust and was appointed to such office in accordance with the Plan and Trust Agreement. Beginning in February 2018 and continuing until February 15, 2019, Mr. Beynon served as a member of the Ad Hoc Noteholder Group in the Bankruptcy Cases. Mr. Beynon is a real estate investor and, prior to his retirement in 2011, was a businessman with over 27 years’ experience, including as founder and chief executive officer of The Beynon Company, a graphic design agency, and the founder of Hot Rod Speed Works, the designer and fabricator of custom automobiles.

Raymond C. Blackburn, M.D., age 77, has been a member of the Supervisory Board since inception of the Trust and was appointed to such office in accordance with the Plan and Trust Agreement. Beginning in January 2018 and continuing until February 15, 2019, Dr. Blackburn served as a member of the Ad Hoc Unitholder Committee in the Bankruptcy Cases. Dr. Blackburn is a licensed physician in Texas and holds a Bachelor of Arts in Chemistry from Oakwood University and a Doctor of Medicine from Loma Linda University School of Medicine. Dr. Blackburn specialized in and practiced dermatology in Dallas, Texas for nearly 38 years. Retired since August 2016, Dr. Blackburn maintains an active medical license in Texas. He is a retired member of the Dallas County Medical Society, the Texas State Medical Society and the American Academy of Dermatology.

Part III
Item 10.
Directors, Executive Officers and Corporate Governance (Continued)

Lynn Myrick, age 82, has been a member of the Supervisory Board since inception of the Trust and was appointed to such office in accordance with the Plan and Trust Agreement. Ms. Myrick was appointed to the Unsecured Creditors’ Committee in the Bankruptcy Cases on April 3, 2018 by the U.S. Trustee’s Office, succeeding to her husband Ron Myrick’s position after his death, and continued to serve on that committee until February 15, 2019. Retired since 2013, Ms. Myrick worked as an elementary school teacher and has experience in charitable fund-raising for the Boston Ballet and the Southwest Florida Symphony Society. Ms. Myrick holds an Associate of the Arts in Interior Design and a Bachelor of Science from the University of Louisville.

John J. O’Neill, age 83, has been a member of the Supervisory Board since inception of the Trust and was appointed to such office in accordance with the Plan and Trust Agreement. Beginning in December 2017 and continuing until February 15, 2019, Mr. O’Neill served as a member of the Unsecured Creditors’ Committee in the Bankruptcy Cases, having been appointed to such position by the U.S. Trustee’s Office. Retired since 2014, Mr. O’Neill is a former account executive at Merrill Lynch and the former president of an independently owned beverage distributor. Mr. O’Neill holds a Bachelor of Arts in Business Administration from Dickinson State University.

M. Freddie Reiss, age 79, has been a member of the Supervisory Board since August 21, 2019, at which time he was appointed to such office by the Supervisory Board. Mr. Reiss currently serves as the sole member of the Audit Committee and the sole member of the Cybersecurity Committee of the Supervisory Board. Additionally, Mr. Reiss has been a member of the Board of Managers since its inception and was appointed to such office under the Plan. Prior to that time, Mr. Reiss served as a member of the Debtors’ Board of Managers during the Bankruptcy Cases. Mr. Reiss is the former Senior Managing Director of the Corporate Finance/Restructuring Practice at FTI Consulting, an independent global business advisory firm, a position from which he retired in 2013. Mr. Reiss is currently an Independent Director of Epsilyte Inc. (since March 2024). Mr. Reiss was an independent director of Peer Street Inc. (April 2023 to July 2024), Amyris Inc. (August 2023 to March 2024), Eva Automation Inc. (March 2020 to January 2024), Arclight and Pacific Theatres (August 2020 to July 2021), Blackrock TCP Tennenbaum Capital Corp. (August 2016 to May 2025), and Blackrock Direct Lending Corp. (December 2020 to May 2025). Mr. Reiss has over thirty years’ experience in strategic planning, cash management, liquidation analysis, covenant negotiations, forensic accounting and valuation. He specializes in advising on bankruptcies, reorganizations, business restructurings and providing expert witness testimony in respect of underperforming companies. Mr. Reiss is a certified insolvency and restructuring advisor, a certified public accountant in New York and California and a certified turnaround professional. He has been inducted into the American College of Bankruptcy and the Turnaround Management Association’s Hall of Fame. Mr. Reiss is a member of the American Institute of Certified Public Accountants and has completed the Director Education and Certification Program at the John E. Anderson School of Management of the University of California at Los Angeles. He holds a B.B.A. from City College of New York’s Bernard Baruch School of Business and a Master of Business Administration from City University of New York’s Baruch College.

Management of the Wind-Down Group

Marion W. Fong, age 62, has been the Chief Executive Officer of the Wind-Down Entity since January 1, 2023 and the Chief Financial Officer of the Wind-Down Entity since February 2019. Ms. Fong serves in the same capacity for the Wind-Down Subsidiaries. Ms. Fong is the founder and principal of Mariposa Real Estate Advisors, LLC (January 2001 to present), which provides real estate financial consulting services to public and private real estate companies, institutional investors, developers, operators and lenders. Ms. Fong has over 35 years’ experience in the real estate industry, including knowledge of many aspects of real estate development, acquisitions, dispositions, transaction structuring, workouts and restructuring and capital access. Ms. Fong is currently a member of the Adventist Health Glendale Foundation Board (since January 2026). Ms. Fong was a partner in the Real Estate Advisory Service Group of Ernst & Young LLP and was a Senior Manager at Kenneth Leventhal & Company. Ms. Fong was admitted to the Counselors of Real Estate in 2000 and earned her Bachelor of Arts in Economics from Occidental College.

The Chief Executive Officer of the Wind-Down Entity is subject to the supervision of the Board of Managers. As of September 25, 2026, M. Freddie Reiss (whose biography is above) is the sole member of the Board of Managers.

Part III
Item 10.
Directors, Executive Officers and Corporate Governance (Continued)

David Mark Kemper II, age 48, has been the Chief Operating Officer of the Wind-Down Entity since February 2019 and was the Chief Investment Officer of the Wind-Down Entity from February 2019 through December 31, 2022. Mr. Kemper serves in the same capacity for the Wind-Down Subsidiaries. Prior to such appointment, Mr. Kemper served as financial advisor at Province, Inc., a nationally recognized financial advisory firm focusing on growth opportunities, restructurings and fiduciary-related services (March 2017 to February 2019), where he represented unsecured creditors in corporate bankruptcies and provided management and restructuring services to various companies. Prior to his time at Province, Mr. Kemper also served as managing director of LandCap Advisors, a company engaged in providing real estate consulting services, where Mr. Kemper provided clients with real estate management and restructuring, lease advisory, valuation and feasibility, transaction advisory, portfolio, and project management services. Mr. Kemper has over 25 years’ experience in financial advisory, real estate and accounting services. Mr. Kemper holds a B.A. in Accounting from St. Mary’s University.

Insider Trading Policy

The Trust has adopted an Insider Trading Policy which governs the purchase and sale of the Trust's securities by “Woodbridge Insiders,” which includes the Liquidation Trustee, the Chief Executive Officer and manager of the Wind-Down Entity, the members of the Supervisory Board and the officers and employees of the Trust. A copy of the Insider Trading Policy has been incorporated by reference as Exhibit 19.1 to this Annual Report.

Part III
Item 11.
Executive Compensation

Summary Compensation Table

Name and Princpal Position at June 30, 2026 (1)	Fiscal Year	Base	Bonus		All Other Compensation (2)	Total

Michael I. Goldberg, Esq.	2026	$130,811	$1,558	(3)	$-	$132,369
Liquidation Trustee	2025	$121,108	$269,905	(3)	$-	$391,013

Marion W. Fong	2026	$420,000	$-	(4)	$27,787	$447,787
Wind-Down Entity, CEO & CFO	2025	$420,000	$-	(4)	$22,439	$442,439

David Mark Kemper II	2026	$300,000	$-	(4)	$27,081	$327,081
Wind-Down Entity, COO	2025	$300,000	$-	(4)	$21,541	$321,541

(1)
Includes all individuals who may be considered the executive officers of the Trust or the Wind-Down Entity. Each of such individuals has occupied his or her respective current position since February 15, 2019. Ms. Fong has been the CEO since January 1, 2023.

(2)
In addition to salary and bonus, the named executive officers (other than Mr. Goldberg) may receive other annual compensation in the form of health, dental, vision and life insurance coverages, paid vacation, paid time off, and other personal benefits.

(3)
Mr. Goldberg is eligible for incentive compensation equal to 5% of total gross settlement amounts by the Trust from the pursuit of Causes of Action as further discussed below. Bonus amounts are attributed to the fiscal year in which they are settled. No incentive compensation was paid during the fiscal year ended June 30, 2026. During the fiscal year ended June 30, 2025, $257,451 was paid.

(4)
The part-time employment agreements that became effective on January 1, 2023 do not provide for bonuses.

Liquidation Trustee of the Trust

As compensation in respect of service as Liquidation Trustee, Mr. Goldberg, as a partner at Akerman LLP, is entitled to (i) base compensation at an hourly rate of $598.95 per hour for calendar years 2024, 2025 and 2026 (these rates are net of a discount from Mr. Goldberg’s customary rates) and (ii) incentive compensation equal to 5% of total gross amounts recovered by the Trust from the pursuit of Causes of Action. Mr. Goldberg is not entitled to equity compensation, perquisites or personal benefits.

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

Part III
Item 11.
Executive Compensation (Continued)

Payment of compensation to the Liquidation Trustee or his professionals in connection with any individual request for compensation is subject to the following procedures, specified in the Trust Agreement:

●
the Liquidation Trustee must submit to the Supervisory Board an itemized statement or statements reflecting all fees and itemized costs to be reimbursed;

●
after seven (7) days after the delivery of the statements, the amount reflected in the statements may be paid by the Trust unless, prior to the expiration of such seven-day period, the Supervisory Board has objected in writing to any compensation reflected in the Statement; and

●
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

The Wind-Down Entity is obligated, under the Fong Part-Time Employment Agreement, the Wind-Down Entity LLC Agreement and indemnification agreement with Ms. Fong, to indemnify and hold harmless Ms. Fong from and against certain liabilities, losses, damages and expenses incurred by her by reason of her acts or omissions as an officer of the Wind-Down Entity.

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

Part III
Item 11.
Executive Compensation (Continued)

The Wind-Down Entity is obligated, under the Kemper Part-Time Employment Agreement, the Wind-Down Entity LLC Agreement and indemnification agreement with Mr. Kemper, to indemnify and hold harmless Mr. Kemper from and against certain liabilities, losses, damages and expenses incurred by him by reason of his acts or omissions as an officer of the Wind-Down Entity.

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

During the fiscal year ended June 30, 2026, there were no deliberations by the Supervisory Board regarding the compensation of Mr. Goldberg.

Compensation of Supervisory Board and Board of Managers

Each member of the Supervisory Board that does not serve on the Audit or Cybersecurity Committees currently receives $2,500 per month as compensation in respect of service on the Supervisory Board. The sole member of the Supervisory Board that serves on the Audit Committee receives, as compensation in respect of service, $7,500 per month. Further, the sole member of the Supervisory Board that serves on the Cybersecurity Committee receives additional compensation of $5,000 per month. All Supervisory Board members also are entitled to reimbursement by the Trust of all actual, reasonable and documented out-of-pocket expenses incurred in connection with their service on the Supervisory Board.

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

Effective April 29, 2023, the number of members of the Board of Managers was reduced to one. Effective May 1, 2023, no compensation is paid for being a member of the Board of Managers, except for reimbursement for actual, reasonable, and documented out-of-pocket expenses.

Indemnification of the Liquidation Trustee and Supervisory Board

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

Part III
Item 11.
Executive Compensation (Continued)

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

Part III
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the equity securities of the Trust beneficially owned by each member of the Supervisory Board, the Liquidation Trustee and each executive officer named in the Summary Compensation Table (see “Item 11. Executive Compensation” of this Annual Report), and all members of the Supervisory Board, the Liquidation Trustee and all executive officers of the Wind-Down Entity as a group on September 25, 2026

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
(2)
Based on 11,516,157 Class A Interests and 675,951 Class B Interests outstanding as of September 25, 2026.
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

On May 12, 2025, the Company entered into an arrangement with Akerman LLP for the provision of legal services related to the Trust requesting a private letter ruling from the U.S. Internal Revenue Service concerning the Trust’s status as a liquidating trust under §301.7701.4(d) of the U.S. Treasury Regulations, which was required under the Trust Agreement as then in effect in connection with the Trust’s request for an extension of the Outside Termination Date beyond February 15, 2027. During the year ended June 30, 2026, $133,000 was paid to Akerman LLP relating to these services. During the year ended June 30, 2025, no amounts were paid related to these services.

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

●
any person who is, or at any time since the beginning of the Trust’s last fiscal year was, the Liquidation Trustee, a member of the Supervisory Board, a member of the Board of Managers, an executive officer of the Wind-Down Entity or a nominee to become a member of the Board of Managers or a more than 5% beneficial owner of the Trust;

●
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

●
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

Part III
Item 13.
Certain Relationships and Related Transactions, and Director Independence (Continued)

Under the policy, the Applicable Board is to consider all of the relevant facts and circumstances available, including (if applicable), but not limited to:

●
The benefits to the Trust and the Wind-Down Entity;

●
The impact on the independence of a member of the Supervisory Board or the Board of Managers in the event the Related Person is a member of the Supervisory Board, a member of the Board of Managers, an immediate family member of any such member, or an entity in which any such member is a director, officer, manager, principal, member, partner, shareholder or executive officer;

●
The availability of other sources for comparable products or services;

●
The terms of the transaction; and

●
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

Part III
Item 14.
Principal Accounting Fees and Services

Principal Independent Registered Public Accounting Firm Fees

Set forth below are aggregate fees for professional accounting services for the years ended June 30, 2026 and 2025:

	Years Ended June 30,
	2026	2025

Audit Fees	$199,800	$199,800
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$199,800	$199,800

For purposes of the preceding table, the professional fees are classified as follows:

●
Audit Fees: These fees for professional services performed for the audit of our annual consolidated financial statements, the required review of quarterly consolidated financial statements, registration statements and other procedures performed by independent auditors in order for them to be able to form an opinion on our consolidated financial statements.

●
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

●
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

●
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

All services rendered by Baker Tilly for the years ended June 30, 2026 and 2025 were pre-approved by the Audit Committee in accordance with the policies and procedures described above.

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

(3) Exhibits

Exhibit Number and Description

2.1	First Amended Joint Chapter 11 Plan of Liquidation of Woodbridge Group of Companies, LLC and its Affiliated Debtors dated August 22, 2018, incorporated herein by reference to the Registration Statement on Form 10 filed by the Trust on October 25, 2019.

3.1	Certificate of Trust of Woodbridge Liquidation Trust dated February 14 and effective February 15, 2019, incorporated herein by reference to the Registration Statement on Form 10 filed by the Trust on October 25, 2019.

3.2	Liquidation Trust Agreement of Woodbridge Liquidation Trust dated February 15, 2019, as amended by Amendment No. 1 dated August 21, 2019 and Amendment No. 2 dated September 13, 2019, incorporated herein by reference to the Registration Statement on Form 10 filed by the Trust on October 25, 2019.

3.3	Amendment No. 3 to Liquidation Trust Agreement dated as of November 1, 2019, incorporated herein by reference to Amendment No. 1 to the Registration Statement on Form 10 filed by the Trust on December 13, 2019.

3.4	Amendment No. 4 to Liquidation Trust Agreement dated as of February 5, 2020, incorporated herein by reference to the Current Report on Form 8-K filed by the Trust on February 6, 2020.

3.5	Amendment No. 5 to Liquidation Trust Agreement dated as of May 9, 2024, incorporated herein by reference to the Form 10-Q filed by the Trust on May 13, 2024.

3.6	Amendment No. 6 to Liquidation Trust Agreement dated October 17, 2025, incorporated herein by reference to the Current Report on Form 8-K filed by the Trust on October 24, 2025.

Part IV
Item 15.
Exhibits and Financial Statement Schedules (Continued)

3.7	Amendment No. 7 to Liquidation Trust Agreement dated as of July 28, 2026 incorporated herein by reference to the Current Report on Form 8-K filed by the Trust on July 30, 2026.

3.8	Amended and Restated Bylaws of Woodbridge Liquidation Trust effective August 21, 2019, incorporated herein by reference to the Registration Statement on Form 10 filed by the Trust on October 25, 2019.

10.1	Limited Liability Company Agreement of Woodbridge Wind-Down Entity LLC dated February 15, 2019, incorporated herein by reference to the Registration Statement on Form 10 filed by the Trust on October 25, 2019.

10.2	First Amendment to Limited Liability Agreement of Woodbridge Wind-Down Entity LLC dated November 30, 2022, incorporated herein by reference to the Current Report on Form 8-K filed by the Trust on December 1, 2022.

10.3	Second Amendment to Limited Liability Agreement of Woodbridge Wind-Down Entity LLC dated as of March 27, 2023, incorporated herein by reference to the Current Report on Form 8-K filed by the Trust on March 29, 2023.

10.4	Third Amendment to Limited Liability Agreement of Woodbridge Wind-Down Entity LLC dated as of April 28, 2023, incorporated herein by reference to the Current Report on Form 8-K filed by the Trust on May 1, 2023.

10.5	Indemnification Agreement dated November 12, 2019 between Woodbridge Wind-Down Entity LLC and Marion W. Fong, incorporated herein by reference to Amendment No. 1 to the Registration Statement on Form 10 filed by the Trust on December 13, 2019.

10.6	Part-Time Employment Agreement dated November 30, 2022 between Woodbridge Wind-Down Entity and Marion W. Fong, incorporated herein by reference to the Current Report on Form 8-K filed by the Trust on December 1, 2022.

10.7	Part-Time Employment Agreement dated November 30, 2022 between Woodbridge Wind-Down Entity and David Mark Kemper II, incorporated herein by reference to the Current Report on Form 8-K filed by the Trust on December 1, 2022.

10.8	Indemnification Agreement dated November 12, 2019 between Woodbridge Wind-Down Entity LLC and David Mark Kemper II, incorporated herein by reference to Amendment No. 1 to the Registration Statement on Form 10 filed by the Trust on December 13, 2019.

10.9	Stipulation and Settlement Agreement between the United States and Woodbridge Liquidation Trust, as approved by order of the United States Bankruptcy Court for the District of Delaware entered September 17, 2020, incorporated herein by reference to the Form 10-K filed by the Trust on September 28, 2020.

19.1	Woodbridge Liquidation Trust Insider Trading Policy, incorporated herein by reference to the Form 10-K filed by the Trust on September 25, 2025.

31.1*	Certification of Liquidation Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Liquidation Trustee pursuant to 18 U.S.C. 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Findings of Fact, Conclusions of Law, and Order Confirming the First Amended Joint Chapter 11 Plan of Liquidation of Woodbridge Group of Companies, LLC and its Affiliated Debtors, entered October 26, 2018, incorporated herein by reference to the Registration Statement on Form 10 filed by the Trust on October 25, 2019.

101	The following financial statements from the Woodbridge Liquidation Trust Annual Report on Form 10-K for the year ended June 30, 2026, formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated statements of net assets in liquidation as of June 30, 2026 and 2025, (ii) consolidated statements of changes in net assets in liquidation for the years ended June 30, 2026 and 2025, (iii) the notes to the consolidated financial statements. XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

Woodbridge Liquidation Trust and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Supervisory Board and Liquidation Trustee of Woodbridge Liquidation Trust and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of net assets in liquidation of Woodbridge Liquidation Trust and Subsidiaries (the “Company”) as of June 30, 2026 and 2025, the related consolidated statements of changes in net assets in liquidation for the years ended June 30, 2026 and 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the net assets in liquidation of the Company as of June 30, 2026 and 2025, and the changes in net assets in liquidation for the years ended June 30, 2026 and 2025, in conformity with accounting principles generally accepted in the United States of America applied on the basis described below.

As described in Note 2, these consolidated financial statements have been prepared on the liquidation basis of accounting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Baker Tilly US, LLP

We have served as the Company’s auditors since 2019.

Irvine, California

September 25, 2026

Woodbridge Liquidation Trust and Subsidiaries Consolidated Statements of Net Assets in Liquidation As of June 30, 2026 and 2025
($ In Thousands)

	6/30/2026	6/30/2025

Assets
Cash, cash equivalents and short-term investments	$56,006	$60,230
Restricted cash (Note 3)	702	644
Other assets (Note 4)	3,057	3,280

Total assets	$59,765	$64,154

Liabilities
Accounts payable and accrued liabilities	$39	$35
Distributions payable	700	642
Accrued liquidation costs (Note 5)	23,169	26,143

Total liabilities	$23,908	$26,820

Commitments and Contingencies (Note 13)

Net Assets in Liquidation
Restricted for Qualifying Victims (Note 6)	$-	$-
All Interestholders	35,857	37,334

Total net assets in liquidation	$35,857	$37,334

See accompanying notes to consolidated financial statements.

Woodbridge Liquidation Trust and Subsidiaries Consolidated Statements of Changes in Net Assets in Liquidation For the Years Ended June 30, 2026 and 2025
($ in Thousands)

	Year Ended June 30, 2026			Year Ended June 30, 2025
	Restricted			Restricted
	For Qualifying	All		For Qualifying	All
	Victims	Interestholders	Total	Victims	Interestholders	Total

Net Assets in Liquidation as of beginning of year	$-	$37,334	$37,334	$4,110	$35,759	$39,869

Change in assets and liabilities (Note 7):
Restricted for Qualifying Victims:
Change in carrying value of assets and liabilities, net	-	-	-	43	-	43
Distributions (declared) reversed, net	-	-	-	(4,153)	-	(4,153)
Net change in assets and liabilities	-	-	-	(4,110)	-	(4,110)

All Interestholders:
Change in carrying value of assets and liabilities, net	-	(1,826)	(1,826)	-	1,491	1,491
Distributions (declared) reversed, net	-	349	349	-	84	84
Net change in assets and liabilities	-	(1,477)	(1,477)	-	1,575	1,575

Net Assets in Liquidation as of end of year	$-	$35,857	$35,857	$-	$37,334	$37,334

See accompanying notes to consolidated financial statements.

Woodbridge Liquidation Trust & Subsidiaries

Notes to Consolidated Financial Statements
As of June 30, 2026 and 2025

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

On December 24, 2019, the Trust’s Registration Statement on Form 10 relating to the Trust’s Class A Interests became effective under the Securities Exchange Act of 1934 (the “Exchange Act”). The trading symbol for the Trust’s Class A Interests is WBQNL. Bid and asked prices for the Trust’s Class A Interests are quoted on the OTC Link® ATS, the SEC-registered alternative trading system. The Class A Interests are eligible for the Depository Trust Company’s Direct Registration System services. The Class B Interests have not been registered under the Exchange Act and are not publicly traded.

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

Woodbridge Liquidation Trust & Subsidiaries

Notes to Consolidated Financial Statements (Continued)
As of June 30, 2026 and 2025

As of June 30, 2026, the Trust is to be terminated upon the first to occur of (i) the making of all distributions required to be made and a determination by the Liquidation Trustee that the pursuit of additional Causes of Action held by the Trust is not justified or (ii) February 15, 2027 (as extended from time to time, the “Outside Termination Date”). The Trust is required to file a motion with the Bankruptcy Court to extend the Outside Termination Date of the Trust beyond February 15, 2027. The Bankruptcy Court may approve an extension of the Outside Termination Date if deemed necessary to facilitate or complete the recovery on, and liquidation of, the Trust assets. See Note 14 for additional information.

As required by the Trust Agreement then in effect, in connection with seeking an extension of the Outside Termination Date past February 15, 2027, on August 19, 2026, the Trust received a private letter ruling from the IRS providing that any further extension of the Trust to February 15, 2030 would not jeopardize the Trust’s status as a liquidating trust.

During the year ended June 30, 2026, the Company concluded that it was unlikely its liquidation activities would be completed by February 15, 2027 due to the pending construction defect claim against one of the Wind-Down Subsidiaries (the “Development Entity”). See Notes 5 and 13 for additional information. The Company currently projects a revised estimated completion date for the Company’s liquidation activities of February 15, 2028.

If it deems it necessary, or appropriate, the Trust will seek one or more additional extensions of the current Outside Termination Date to facilitate the orderly liquidation of the Trust’s assets, including the resolution of the construction defect claim against the Development Entity and the resolution of the Development Entity’s claims against its insurer and other third parties in connection with the construction defect claim. If the Trust is extended beyond February 15, 2028, the Company will incur costs in addition to those that have been accrued to date.

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

As of June 30, 2026, the Trust is pursuing the collection of settlement receivables and judgments, and owns one single-family home subject to a life estate (see Note 4 for additional information).

As of June 30, 2026, the Wind-Down Entity’s primary activity is addressing the resolution of a construction defect claim and related litigation (see Notes 5 and 13 for additional information).

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

Woodbridge Liquidation Trust & Subsidiaries

Notes to Consolidated Financial Statements (Continued)
As of June 30, 2026 and 2025

2)
Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These consolidated financial statements have been presented in accordance with Accounting Standards Codification (“ASC”) Subtopic 205-30, “Liquidation Basis of Accounting,” as amended by Accounting Standards Update (“ASU”) No. 2013-07, “Presentation of Financial Statements (Topic 205), Liquidation Basis of Accounting.”

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

Liabilities, including estimated costs associated with implementing and completing the Plan, are measured in accordance with U.S. GAAP that otherwise apply to those liabilities. The Company has recorded estimated development costs, estimated reserves for contingent liabilities including potential construction defect claims, and the estimated general and administrative costs to be incurred until the completion of the liquidation of the Company. When estimating development costs, the Company considers estimates of costs to complete known repairs and to address potential construction defect claims and other costs. Projected general and administrative cost estimates take into account operating costs through completion of the liquidation of the Company, currently estimated to be February 15, 2028.

These estimated amounts are presented in the accompanying consolidated statements of net assets in liquidation. As additional information becomes available, the estimated amounts may change and significantly reduce the amount of net assets in liquidation. All changes in the estimated liquidation value of the Company’s assets and liabilities are reflected as a change to the Company’s net assets in liquidation.

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

Woodbridge Liquidation Trust & Subsidiaries

Notes to Consolidated Financial Statements (Continued)
As of June 30, 2026 and 2025

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

Fair Fund recoveries are recorded when collectability is reasonably assured. In addition, the Company recognizes other amounts to be received based on contractual terms or when the amounts to be received are probable and estimable.

The Company has not recorded any amounts from the future collections of judgments, insurance or Fair Fund recoveries since these cannot be reasonably estimated. The amount recovered may be material to the Company's net assets in liquidation.

Accrued Liquidation Costs

The Company accrues estimated liquidation costs to the extent they are known and are reasonably estimable. These costs consist of (a) estimated development costs, primarily costs to address the Development Entity’s construction defect claim and estimated reserves for contingent liabilities including potential construction defect claims and the administration of such potential construction defect claims after the Company’s liquidation activities are completed (see Notes 5 and 13 for additional information) and (b) estimated general and administrative costs, including payroll, legal and other professional fees, trustee and board fees, rent and other office related expenses, and other general and administrative costs to operate the Company until the completion of the Company's liquidation activities, currently estimated to be February 15, 2028. Accrued liquidation costs for general and administrative costs consider the estimated recurring historical amounts as well as expected costs to terminate the trust. If the Trust is extended beyond February 15, 2028, the Company will incur costs in addition to those that have been accrued to date.

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

Cash Equivalents and Short-Term Investments

The Company considers money market accounts and certificates of deposit that have a maturity date of 90 days or less at the time of investment to be cash equivalents. The Company considers certificates of deposit and money market accounts that have a maturity date of more than 90 days to be short-term investments.

Restricted Cash

Restricted cash includes cash that can only be used for certain specified purposes as described in Note 3.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and restricted cash, which are held as deposits in multiple financial institutions. The Company’s short-term investments are certificates of deposit and a $40,000,000 money market account that matures on April 23, 2027. The deposit balances in any one financial institution may exceed the Federal Deposit Insurance Corporation (the “FDIC”) insurance limit of $250,000. The Company mitigates this risk by using sweep accounts, when available, to reduce deposit balances at any one financial institution consistent with FDIC insurance limits.

Woodbridge Liquidation Trust & Subsidiaries

Notes to Consolidated Financial Statements (Continued)
As of June 30, 2026 and 2025

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

Segments

The Company has one reportable segment.

3)
Restricted Cash

The Company’s restricted cash as of June 30, 2026 and 2025, is as follows ($ in thousands):

	June 30, 2026	June 30, 2025

Distributions restricted by the Company (a)	$690	$632
Forfeited Assets (Note 6)(b)	12	12
Total restricted cash	$702	$644

(a)   Related to distributions for uncashed distribution checks, distributions withheld due to pending avoidance actions and distributions that the Trust is waiting for further beneficiary information.
(b)   Related to distributions payable.

Woodbridge Liquidation Trust & Subsidiaries

Notes to Consolidated Financial Statements (Continued)
As of June 30, 2026 and 2025

4)
Other Assets

The Company’s other assets as of June 30, 2026 and 2025, are as follows ($ in thousands):

	June 30, 2026	June 30, 2025

Accrued interest (a)	$2,804	$2,883
Real estate (b)	240	240
Settlement receivables, net (c)	13	110
Other	-	47
Total other assets	$3,057	$3,280

(a)   The Company accrues interest in the amount that it estimates that it will earn on its cash on deposit during the period from July 1, 2026 through  February 15, 2028 and during the period from July 1, 2025 through February 15, 2027, respectively.

(b)   Real estate at June 30, 2026 and  2025, respectively, consists of one single-family home  subject to a life estate located in the state of Florida.

(c)   The allowance for uncollectible settlement receivables was approximately $174,000 at both June 30, 2026 and 2025.

5)
Accrued Liquidation Costs

The following is a summary of the items included in accrued liquidation costs as of June 30, 2026 and 2025 ($ in thousands):

	June 30, 2026	June 30, 2025

Development costs	$9,749	$11,572

General and administrative costs:
Legal and other professional fees	6,917	8,128
Directors and officers insurance	3,201	3,115
Payroll and payroll-related	2,340	2,299
Board fees and expenses	500	500
Other	462	529
Total general and administrative costs	13,420	14,571

Total accrued liquidation costs	$23,169	$26,143

As of June 30, 2026, the Company’s accrued development costs consist of costs incurred but not yet paid, and costs to be incurred, in connection with the construction defect claim asserted against the Development Entity. These costs include the estimated costs for the initial repair phase of the subject property, as well as estimated costs for the evaluation and engineering and preliminary estimated costs of subsequent phases of repair based on a preliminary scope of work. Accrued development costs also include estimated legal and professional fees for coordinating the pursuit of litigation related to the construction defect and related insurance claims based on information available to date. During the years ended June 30, 2026 and 2025, the Company accrued additional development costs of approximately $1,450,000 and $5,725,000, respectively, related to the construction defect claim asserted against the Development Entity. The additional accruals were primarily related to timing delays, unanticipated repairs and updated cost estimates. Accrued development costs also include an estimate for potential construction defect claims.

Woodbridge Liquidation Trust & Subsidiaries

Notes to Consolidated Financial Statements (Continued)
As of June 30, 2026 and 2025

As stated above, additional repairs beyond the initial phase will be necessary. In evaluating the repairs needed for the second phase, the Development Entity is assembling a team of professionals, performing engineering studies and site analyses and monitoring the results of the initial phase. At this time, the scope of work, timing and cost for the additional phases of repair are in their early stages of being assessed. Therefore, the estimated costs of this work are the Company’s current estimates and are subject to change as additional information becomes available. The costs for the subsequent phases of repair, as well as related legal and professional fees, will be reviewed quarterly, and the Company will record any significant changes. A portion of the accrued development costs relate to estimated reserves for contingent liabilities, including other potential construction defect claims, and the administration of such claims after the Company’s liquidation activities are completed.

The Company is currently unable to estimate whether all or a portion of the total costs will ultimately be borne by third parties (including the Company’s insurers). As of June 30, 2026, the cash, cash equivalents and short-term investments in the Company's consolidated financial statements include approximately $2,129,000 of unspent funds advanced by the primary and first excess layer insurer. Any future insurance recoveries will be recorded when they are deemed probable and estimable.

During the years ended June 30, 2026 and 2025, the Company accrued additional general and administrative costs of approximately $3,838,000 and $5,467,000, respectively, related to changing the estimated completion date of the Company’s liquidation activities from February 15, 2027 to February 15, 2028 and from March 31, 2026 to February 15, 2027, respectively. The additional costs are primarily related to legal and other professional fees and payroll and payroll-related costs. If the Trust is extended beyond February 15, 2028, the Company will incur costs in addition to those that have been accrued to date. A portion of the additional accrued liquidation costs relate to estimated reserves for contingent liabilities including potential construction defect claims and the administration of such claims after the Company’s liquidation activities are completed.

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

As of June 30, 2026 and 2025, approximately $12,000 is payable to Qualifying Victims. During the years ended June 30, 2026 and 2025, approximately $554 and $4,133,000, respectively were paid to Qualifying Victims.

Woodbridge Liquidation Trust & Subsidiaries

Notes to Consolidated Financial Statements (Continued)
As of June 30, 2026 and 2025

The Forfeited Assets included in the Company’s June 30, 2026 and 2025 consolidated financial statements are as follows ($ in thousands):

	June 30, 2026	June 30, 2025

Restricted cash (Note 3)	$12	$12
Distributions payable	(12)	(12)
Net assets in liquidation - restricted for Qualifying Victims	$-	$-

The Trust has completed its activities related to the liquidation of the Forfeited Assets.

7)
Net Change in Assets and Liabilities

Restricted for Qualifying Victims:

During the year ended June 30, 2026:

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

Distributions payable relating to Qualifying Victims increased by approximately $12,000 during the year ended June 30, 2025.

Woodbridge Liquidation Trust & Subsidiaries

Notes to Consolidated Financial Statements (Continued)
As of June 30, 2026 and 2025

All Interestholders

The following provides details of the change in the carrying value of assets and liabilities, net (All Interestholders) during the year ended June 30, 2026 ($ in thousands):

	Cash	Remeasure-
	Activities	ment	Total

Cash, cash equivalents and short-term investments	$(4,574)	$-	$(4,574)
Restricted cash	1	-	1
Other assets	(2,777)	2,554	(223)
Total assets	$(7,350)	$2,554	$(4,796)

Accounts payable and accrued liabilities	$(60)	$64	$4
Accrued liquidation costs	(7,875)	4,901	(2,974)
Total liabilities	$(7,935)	$4,965	$(2,970)

Change in carrying value of assets and liabilities, net	$585	$(2,411)	$(1,826)

The following provides details of the distributions (declared) reversed, net (All Interestholders) during the year ended June 30, 2026 ($ in thousands):

Distributions (declared)	$(52)
Distributions reversed	401
Distributions declared, net	$349

Distributions payable relating to All Interestholders increased by approximately $58,000 during the year ended June 30, 2026.

The following provides details of the change in the carrying value of assets and liabilities, net (All Interestholders) during the year ended June 30, 2025 ($ in thousands):

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

Woodbridge Liquidation Trust & Subsidiaries

Notes to Consolidated Financial Statements (Continued)
As of June 30, 2026 and 2025

The following provides details of the distributions (declared) reversed, net (All Interestholders) during the year ended June 30, 2025 ($ in thousands):

Distributions (declared)	$-
Distributions reversed	84
Distributions (declared) reversed, net	$84

Distributions payable relating to All Interestholders decreased by approximately $154,000 during the year ended June 30, 2025.

8)
Liquidation Trust Interests

The following table summarizes the Liquidation Trust Interests (rounded) for the years ended June 30, 2026 and 2025:

	For the Year Ended June 30,
	2026		2025
Liquidation Trust Interests	Class A	Class B	Class A	Class B

Outstanding at beginning of year	11,515,807	675,951	11,516,474	675,951
Allowed claims	333	-	-	-
5% enhancement for certain allowed claims	17	-	-	-
Settlement of claims by cancelling Liquidation
Trust Interests	-	-	(667)	-
Outstanding at end of year	11,516,157	675,951	11,515,807	675,951

At the Plan Effective Date, certain claims were disputed. As those disputed claims were resolved, additional Class A Interests and (if applicable) Class B Interests were issued on account of allowed claims and no Class A Interests or Class B Interests were issued on account of disallowed claims. The following table summarizes the unresolved claims against the Debtors as they relate to Liquidation Trust Interests (rounded) for the years ended June 30, 2026 and 2025:

	For the Year Ended June 30,
	2026		2025
Liquidation Trust Interests	Class A	Class B	Class A	Class B

Reserved for unresolved claims at beginning of year	-	-	2,078	-
Allowed claims	-	-	-	-
5% enhancement for certain allowed claims	-	-	-	-
Disallowed claims	-	-	(2,078)	-
Reserved for unresolved claims at end of year	-	-	-	-

As shown in the above table, as of June 30, 2026, all disputed claims have been resolved.

Woodbridge Liquidation Trust & Subsidiaries

Notes to Consolidated Financial Statements (Continued)
As of June 30, 2026 and 2025

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

On August 3, 2023, the Supervisory Board, at the recommendation of the Liquidation Trustee, suspended the making of additional Trust distributions to Interestholders, pending the result of the investigation of a construction defect claim asserted against the Development Entity by the buyer of a single-family home sold by the Development Entity for approximately $60 million. At this time, it is unlikely that there will be another distribution, if any, to Interestholders until the construction defect claim and related litigation are resolved. Holders of Liquidation Trust Interests are advised that the Trust has liquidated substantially all of its real estate assets and resolved all of its Causes of Action; however, given the pending construction defect claim, the Trust is unable to estimate the timing and amount of future distributions, if any.

There were no distributions to Interestholders declared and paid during the years ended June 30, 2026 or 2025. There was a distribution declared and paid to Qualifying Victims in respect of Forfeited Assets during the year ended June 30, 2025 (see Note 6 for additional information).

Distributions declared may change if Interestholders that were previously deemed to have forfeited their rights to receive Class A Interest distributions subsequently respond and if overpaid distributions are returned.

For every distribution to Interestholders, a deposit was made into a restricted cash account for amounts (a) payable for Class A Interests that may be issued in the future upon the allowance of unresolved claims, (b) in respect of Class A Interests issued on account of recently allowed claims, (c) for holders of Class A Interests who failed to cash distribution checks mailed in respect of prior distributions, (d) for distributions that were withheld due to pending avoidance actions and (e) for holders of Class A Interests for which the Trust is waiting for further beneficiary information.

During the years ended June 30, 2026 and 2025, as (a) claims were resolved, (b) claims were recently allowed, (c) addresses for holders of uncashed distribution checks were obtained, (d) pending avoidance actions were resolved and (e) further beneficiary information was received, distributions of approximately $134,000 and $70,000, respectively, were paid to holders of Class A Interests from the restricted cash account and distributions payable were reduced by the same amount.

During the year ended June 30, 2025, distributions payable to holders of Class A Interests of approximately $84,000 were released from the restricted cash account, and distributions payable to holders of Class A Interests were reduced by the same amount related to Class A Interests being cancelled. During the year ended June 30, 2026, no distributions payable were reduced related to Class A Interests being cancelled.

During the year ended June 30, 2026, the Trust reversed approximately $372,000 of distributions payable. This amount was the net of approximately $541,000 received from the Company’s transfer agent relating to distribution checks to holders of Class A Interests that were returned or not cashed, and approximately $169,000 of distributions payable to Interestholders that were identified and recorded as a result of letters sent to Interestholders relating to their returned or uncashed distribution checks. No amounts were received from the transfer agent and no distributions payable to Interestholders were identified during the year ended June 30, 2025.

During the year ended June 30, 2026, approximately $23,000 of distributions were paid in excess of the amount in the restricted cash account, therefore distributions declared were increased by that amount. There were no such payments during the year ended June 30, 2025.

Woodbridge Liquidation Trust & Subsidiaries

Notes to Consolidated Financial Statements (Continued)
As of June 30, 2026 and 2025

10)
Related Party Transactions

The Liquidation Trustee of the Trust is entitled to receive 5% of the total gross amount recovered by the Trust from the pursuit of the Causes of Action. During the years ended June 30, 2026 and 2025, approximately $2,000 and $271,000, respectively, were accrued as amounts due to the Liquidation Trustee. As of June 30, 2026 and 2025, approximately $32,000 and $31,000, respectively, were payable to the Liquidation Trustee. These amounts are included in accounts payable and accrued liabilities in the accompanying consolidated statements of net assets in liquidation. During the year ended June 30, 2025, approximately $257,000 was paid to the Liquidation Trustee. No amounts were paid to the Liquidation Trustee during the year ended June 30, 2026.

Akerman LLP, a law firm based in Miami, Florida, of which the Liquidation Trustee is a partner, provides legal services to the Trust. The Liquidation Trustee of the Trust is entitled to base compensation at an hourly rate of $598.95 for calendar years 2024, 2025 and 2026 (these rates are net of a discount from his customary rates). In addition, Akerman LLP is paid for the time other professionals at the firm spend working on matters for the Company and is reimbursed for out-of-pocket expenses incurred. During the years ended June 30, 2026 and 2025, the amounts paid to Akerman LLP for these services were approximately $140,000 and $126,000, respectively. As of June 30, 2026, approximately $11,000 was payable to Akerman LLP. This amount is included in accrued liquidation costs in the accompanying consolidated statement of net assets in liquidation. There were no amounts payable to Akerman LLP as of June 30, 2025 relating to these services.

On May 12, 2025, the Company entered into an arrangement with Akerman LLP for the provision of legal services related to the Trust requesting a private letter ruling from the U.S. Internal Revenue Service concerning the Trust’s status as a liquidating trust under §301.7701.4(d) of the U.S. Treasury Regulations, which was required under the Trust Agreement as then in effect in connection with the Trust’s request for an extension of the Outside Termination Date beyond February 15, 2027. During the year ended June 30, 2026, $133,000 was paid to Akerman LLP relating to these services. During the year ended June 30, 2025, no amounts were paid related to these services. There are no outstanding payables to Akerman LLP as of June 30, 2026 or 2025 relating to these services.

11)
Causes of Action

One of the Trust’s liquidation activities is to litigate and/or settle Causes of Action. The main areas of litigation involved actions against Comerica Bank, nine law firms and 10 individual attorneys. As of June 30, 2026, the cases against Comerica Bank, the law firms and the individual attorneys had been settled or dismissed. During the year ended June 30, 2025, the remaining case against one law firm and one individual attorney was settled. The Company recognizes recoveries from settlements when an agreement is executed, final court approval is received (if required), and collectability is reasonably assured.

The Trust has also filed numerous avoidance actions. As of June 30, 2026, all of these avoidance actions have been resolved, resulting in settlement recoveries by or judgments in favor of the Trust. Additionally, since February 15, 2019 and as of June 30, 2026, the Trust has obtained default, stipulated and summary judgments related to certain avoidance actions. It is unknown at this time how much, or if anything, will ultimately be collected on the judgments. Therefore, the Company does not recognize any recoveries from these judgments until collectability is reasonably assured.

During the years ended June 30, 2026 and 2025, the Company recorded approximately $30,000 and $3,741,000, respectively, from the settlement of Causes of Action. The Company also recorded liabilities of 5% of the settlements as amounts payable to the Liquidation Trustee and an allowance for uncollectible settlement installment receivables. See Note 4 for additional information about the settlement receivables, net as of June 30, 2026 and 2025.

12)
Segment Information

ASC 280, Segment Reporting (“Topic 280”) establishes standards for reporting information about operating segments on a basis consistent with our internal organizational structure as well as information about geographical areas and business segments. The management approach was used to determine reportable operating segments. The Company’s only business activity is to liquidate the Company’s assets and distribute the available cash to the Interestholders. As discussed in Note 2, the Company uses the Liquidation Basis of Accounting and therefore doesn’t report revenues in its consolidated financial statements. The Company is managed on a consolidated basis.

Woodbridge Liquidation Trust & Subsidiaries

Notes to Consolidated Financial Statements (Continued)
As of June 30, 2026 and 2025

The chief operating decision maker (“CODM”) has been identified as the Liquidation Trustee, who reviews results when making decisions about allocating resources and assessing performance and the management of our business activities. The CODM reviews consolidated financial performance on a quarterly basis including accrued liquidation costs as presented in Note 5. Based on management’s assessment, the Company determined that it has only one operating segment and therefore one reportable segment, as defined by Topic 280.

The accounting policies for the Company’s single reportable segment are the same as those described in Note 2. The measure of segment assets is reported on our consolidated statements of net assets in liquidation, and the CODM assesses performance and decides how to allocate resources based on the consolidated changes in net assets in liquidation as reported in our consolidated financial statements.

13)
Commitments and Contingencies

Since the Company uses the liquidation basis of accounting, the Company has accrued estimated liquidation costs to the extent they are known and are reasonably estimable, which includes the items discussed in this footnote.

Office Lease

The Company has a lease for office space through May 31, 2027. The monthly rent is approximately $1,750.

Employment Agreements

The Wind-Down Entity has part-time employment agreements with its two executive officers which renew automatically on an annual basis, subject to the right of either party to terminate the agreement at any time and for any reason on thirty days’ advance written notice.

Construction Defect Claim

In June 2023, the owner of a single-family home sold by the Development Entity for approximately $60 million asserted a construction defect claim against the Development Entity. The claim alleges soil-related damage to retaining walls, the pool, indoor and outdoor flooring, among other things, and other damage resulting from water leaks. The Development Entity and its engineering consultants are evaluating and implementing a multi-phase repair plan to address the situation.

The initial repair phase and the monitoring of the retaining wall and adjoining area began during the quarter ended March 31, 2026. Based on current information, the initial phase is expected to be completed during the fourth quarter of calendar year 2026; however, the timing is uncertain because there have been numerous delays and additional delays may arise. Once the initial retaining wall repair is completed, the retaining wall and site will continue to be monitored for a period of time.

In addition, there have been other construction defect issues at this property that have required immediate repair, including pool leaks, water leaks and seepage in the garage and other areas of the home, and multiple glass pane breakages. The Development Entity has completed some repairs in response to these claims, but until the initial repair of the retaining wall and monitoring activities are completed, the Development Entity will be unable to complete all necessary repairs. In addition, the Development Entity is unable to determine whether these damages resulted from the same underlying issues currently being addressed.

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

Woodbridge Liquidation Trust & Subsidiaries

Notes to Consolidated Financial Statements (Continued)
As of June 30, 2026 and 2025

Based on current information available to it, the Development Entity expects to resolve the construction defect claim by February 15, 2028; however, it may take longer based on the results of the initial phase of repair, subsequent monitoring and the scope of additional repairs that may be required, as well as unforeseen delays in construction. In such case, the Trust may seek to further extend its duration beyond February 15, 2028.

As of June 30, 2026, there was approximately $7,262,000 accrued for estimated costs related to the construction defect claim asserted against the Development Entity. The estimated costs are the Development Entity’s current estimate and are subject to change as additional information becomes available. As the results of the initial phase of repair and information from the related monitoring become available and the planning for the subsequent phases is finalized, additional costs may need to be accrued. The amount of the Development Entity’s ultimate exposure for the construction defect claim is currently unknown and may be materially different from the amount that has been accrued as of June 30, 2026 in the Company’s consolidated financial statements (see Note 5 for additional information). The Development Entity reviews these estimates on a quarterly basis and accrues updated cost estimates as appropriate.

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

As of June 30, 2026, the Development Entity has exhausted its primary and first excess layer coverage and has tendered its claim to the second excess layer insurer. As of June 30, 2026, the Development Entity has approximately $2,129,000 of unspent funds from its primary and first excess layer insurer. On April 6, 2026, the Development Entity filed a request for dismissal of the lawsuit against the primary and first excess layer insurer without prejudice as such insurer has satisfied its obligations under the relevant policies. On April 8, 2026, the lawsuit against the primary and first excess layer insurer was dismissed. The second excess layer insurer with a $5,000,000 policy limit has agreed to defend the Development Entity subject to a reservation of rights.

14)
Subsequent Events

The Company evaluates subsequent events up until the date the consolidated financial statements are issued or are available to be issued.

Request to Extend the Trust Termination Date

On August 3, 2026, the Trust filed a motion with the Bankruptcy Court to extend the Outside Termination Date of the Trust to February 15, 2028, which was granted on August 19, 2026.

Fair Fund

On September 4, 2026, the Trust received approximately $269,000 of Fair Fund recoveries collected by the SEC.

Distributions

During the period from July 1, 2026 through September 25, 2026, distributions of approximately $48,000 were paid to holders of Class A Interests from the restricted cash account and distributions payable were reduced by the same amount.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 25th day of September, 2026.

By:	/s/ Michael I. Goldberg

Name:	Michael I. Goldberg
Title:	Liquidation Trustee