Form 10-Q
period 2026-09-30
Woodbridge Liquidation Trust
filed 2026-11-13
CIK 1785494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026
or

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
September 30, 2026

PART I.
FINANCIAL INFORMATION
Item 1.
Financial Statements

Woodbridge Liquidation Trust and Subsidiaries
Consolidated Statements of Net Assets in Liquidation
As of September 30, 2026 and June 30, 2026
($ In Thousands)

	9/30/2026
	(Unaudited)	6/30/2026

Assets
Cash, cash equivalents and short-term investments	$54,403	$56,006
Restricted cash (Note 3)	924	702
Other assets (Note 4)	2,623	3,057

Total assets	$57,950	$59,765

Liabilities
Accounts payable and accrued liabilities	$51	$39
Distributions payable	653	700
Accrued liquidation costs (Note 5)	20,902	23,169

Total liabilities	$21,606	$23,908

Commitments and Contingencies (Note 13)

Net Assets in Liquidation	$36,344	$35,857

See accompanying notes to unaudited consolidated financial statements.

PART I.
FINANCIAL INFORMATION (CONTINUED)
Item 1.
Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Consolidated Statements of Changes in Net Assets in Liquidation
For the Three Months Ended September 30, 2026 and 2025
(Unaudited, $ in Thousands)

	Three Months Ended
	September 30, 2026	September 30, 2025

Net Assets in Liquidation as of beginning of period	$35,857	$37,334

Change in assets and liabilities (Note 7):
Change in carrying value of assets and liabilities, net	487	703
Distributions (declared) reversed, net	-	(1)
Net change in assets and liabilities	487	702

Net Assets in Liquidation as of end of period	$36,344	$38,036

See accompanying notes to unaudited consolidated financial statements.

PART I.
FINANCIAL INFORMATION (CONTINUED)
Item 1.
Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2026 and 2025 (Unaudited)

1)
Formation, Organization and Description of Business

Formation

Woodbridge Liquidation Trust (the “Trust”) was established (i) for the purpose of collecting, administering, distributing and liquidating the Trust assets for the benefit of the Trust beneficiaries in accordance with the Liquidation Trust Agreement and the First Amended Joint Chapter 11 Plan of Liquidation of Woodbridge Group of Companies, LLC and its chapter 11 affiliated debtors, each a “Debtor” (and collectively, the “Debtors”) dated August 22, 2018 (as amended, modified, supplemented or restated from time to time, the “Plan”); (ii) to resolve disputed claims asserted against the Debtors; (iii) to litigate and/or settle causes of action (“Causes of Action”); and (iv) to pay certain allowed claims and statutory fees, as required by the Plan. The Trust was formed on February 15, 2019 (the “Plan Effective Date”) as a statutory trust under Delaware law.

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

As further discussed in Note 8, the Trust has two classes of liquidation trust interests: Class A Liquidation Trust Interests (the “Class A Interests”) and Class B Liquidation Trust Interests (the “Class B Interests”). The holders of Class A Interests and Class B Interests are collectively referred to as  “Interestholders”. The Class A Interests and Class B Interests are collectively referred to as “Liquidation Trust Interests”.

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
Item 1.
Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2026 and 2025 (Unaudited)

As required by the Trust Agreement then in effect, in connection with seeking an extension of the termination date past February 15, 2027, on or about April 10, 2026, the Trust received a private letter ruling from the IRS providing that any further extension of the Trust to February 15, 2030 would not jeopardize the Trust’s status as a liquidating trust. The Company currently projects a revised estimated completion date for the Company’s liquidation activities of February 15, 2028. On August 3, 2026, the Trust filed a motion with the Bankruptcy Court to extend the termination date of the Trust to February 15, 2028, which was granted on August 19, 2026.

As of September 30, 2026, the Trust is to be terminated upon the first to occur of (i) the making of all distributions required to be made and a determination by the Liquidation Trustee that the pursuit of additional Causes of Action held by the Trust is not justified or (ii) February 15, 2028 (as extended from time to time, the “Outside Termination Date”). The Trust is required to file a motion with the Bankruptcy Court to extend the Outside Termination Date of the Trust beyond February 15, 2028. The Bankruptcy Court may approve an extension of the Outside Termination Date if deemed necessary to facilitate or complete the recovery on, and liquidation of, the Trust assets.

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

As of September 30, 2026, the Trust is pursuing the collection of settlement receivables and judgments and owns one single-family home subject to a life estate (see Note 4 for additional information).

As of September 30, 2026, the Wind-Down Entity’s primary activity is addressing the resolution of a construction defect claim and related litigation (see Notes 5 and 13 for additional information).

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
For the Three Months Ended September 30, 2026 and 2025 (Unaudited)

2)
Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the consolidated financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. These consolidated financial statements have been presented in accordance with Accounting Standards Codification (“ASC”) Subtopic 205-30, “Liquidation Basis of Accounting,” as amended by Accounting Standards Update (“ASU”) No. 2013-07, “Presentation of Financial Statements (Topic 205), Liquidation Basis of Accounting.” The June 30, 2026 consolidated statement of net assets in liquidation included herein was derived from the audited consolidated financial statements as of and for the year ended June 30, 2026 but does not include all disclosures or notes required by U.S. GAAP for complete financial statements.

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

These estimated amounts are presented in the accompanying consolidated statements of net assets in liquidation. As additional information becomes available, the estimated amounts may change and may significantly reduce the amount of net assets in liquidation. All changes in the estimated liquidation value of the Company’s assets and liabilities are reflected as a change to the Company’s net assets in liquidation.

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
Item 1.
Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2026 and 2025 (Unaudited)

The Company accrues expected interest earnings when it can reasonably estimate the amount to be received. The Company uses a forward yield curve to estimate the interest rate to be earned and its expected future cash balances to estimate the dollar amount that will earn interest through the currently estimated Trust termination date of February 15, 2028.

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

Upon the recognition of a loss contingency, the associated costs that are probable and estimable are recognized in accrued liquidation costs. Accrued liquidation costs include estimated costs for the initial repair phase, and certain preliminary estimated costs for the evaluation and engineering and costs of subsequent phases of repair. The Company has included preliminary estimates of costs to complete subsequent phases of repair to address the construction defect claim asserted against the Development Entity, but it is unknown whether all or a portion of such costs will be ultimately borne by third parties (including the Company’s insurers). In addition, such estimates of repair costs are based on a preliminary scope of work, and the actual scope of work and costs may vary significantly from such estimates. As stated above, the Company reviews the accrued costs every quarter and records any significant changes based on available information.

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
For the Three Months Ended September 30, 2026 and 2025 (Unaudited)

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

3)
Restricted Cash

The Company’s restricted cash as of September 30, 2026 (unaudited), with comparative information as of June 30, 2026, is as follows ($ in thousands):

	September 30, 2026 (unaudited)	June 30, 2026

Distributions restricted by the Company (a)	$643	$690
Fair Fund, legally restricted for distribution (b)	269	-
Forfeited Assets (Note 6)(c)	12	12
Total restricted cash	$924	$702

(a)
Related to uncashed distribution checks and distributions that the Trust is waiting for further beneficiary information.
(b)
These Fair Fund recoveries were collected by the SEC and were received by the Trust on September 4, 2026.
(c)
Related to distributions payable.

PART I.
FINANCIAL INFORMATION (CONTINUED)
Item 1.
Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2026 and 2025 (Unaudited)

4)
Other Assets

The Company’s other assets as of September 30, 2026 (unaudited), with comparative information as of June 30, 2026, are as follows ($ in thousands):

	September 30, 2026
	(unaudited)	June 30, 2026

Accrued interest(a)	$2,380	$2,804
Real estate assets, net(b)	240	240
Settlement receivables, net(c)	3	13
Total other assets	$2,623	$3,057

(a)
The Company accrues interest in the amount that it estimates that it will earn on its cash on deposit during the period from October 1, 2026 through  February 15, 2028 and during the period from July 1, 2026 through February 15, 2028, respectively.
(b)
Real estate at September 30, 2026 and June 30, 2026, respectively,  consists of one single-family home subject to a life estate located in the state of Florida.
(c)
The allowance for uncollectible settlement receivables was approximately $175,000 and $174,000 at September 30, 2026 and June 30, 2026, respectively.

5)
Accrued Liquidation Costs

The following is a summary of the items included in accrued liquidation costs as of September 30, 2026 (unaudited), with comparative information as of June 30, 2026 ($ in thousands):

	September 30, 2026 (unaudited)	June 30, 2026
Development and holding costs	$9,016	$9,749

General and administrative costs:
Legal and other professional fees	5,765	6,917
Directors and officers insurance	3,201	3,201
Payroll and payroll-related	2,065	2,340
Board fees and expenses	425	500
Other	430	462
Total general and administrative costs	11,886	13,420

Total accrued liquidation costs	$20,902	$23,169

PART I.
FINANCIAL INFORMATION (CONTINUED)
Item 1.
Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2026 and 2025 (Unaudited)

As of September 30, 2026, the Company’s accrued development costs consist of costs incurred but not yet paid, and costs to be incurred, in connection with the construction defect claim asserted against the Development Entity. These costs include the estimated costs for the initial repair phase of the subject property, as well as estimated costs for the evaluation and engineering and preliminary estimated costs of subsequent phases of repair based on a preliminary scope of work. Accrued development costs also include estimated legal and professional fees for coordinating the pursuit of litigation related to the construction defect and related insurance claims based on information available to date.

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

The Company is currently unable to estimate whether all or a portion of the total costs will ultimately be borne by third parties (including the Company’s insurers). As of September 30, 2026, the cash, cash equivalents and short-term investments in the Company's consolidated financial statements include approximately $826,000 of unspent funds advanced by the primary and first excess layer insurer. Any future insurance recoveries will be recorded when they are deemed probable and estimable.

If the Trust is extended beyond February 15, 2028, the Company will incur general and administrative costs in addition to those that have been accrued to date. A portion of the additional accrued liquidation costs relate to estimated reserves for contingent liabilities including potential construction defect claims and the administration of such claims after the Company’s liquidation activities are completed.

6)
Forfeited Assets

The Trust entered into a resolution agreement with the DOJ which provided that the Trust would receive the assets forfeited (the “Forfeited Assets”) by Robert and Jeri Shapiro. The agreement provided for the release of specified Forfeited Assets by the DOJ to the Trust and for the Trust to liquidate those assets and distribute the net sale proceeds to Qualifying Victims. Qualifying Victims consist of the former holders of allowed Class 3 and 5 claims as of the Plan Effective Date and their permitted assigns but do not include former holders of Class 4 claims.

In March 2021, the Trust received certain Forfeited Assets from the DOJ, including cash and other assets, and the Company recorded the total estimated net realizable value of the Forfeited Assets of approximately $3,459,000. On February 23, 2024, the Trust received and recorded approximately $560,000 in cash from the DOJ that was forfeited by a co-defendant of Robert Shapiro. As of December 17, 2024, the Trust had completed its activities related to the liquidation of the Forfeited Assets.

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

As of September 30, 2026 and June 30, 2026, the Company has approximately $12,000 of restricted cash and distributions payable to Qualifying Victims.

PART I.
FINANCIAL INFORMATION (CONTINUED)
Item 1.
Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2026 and 2025 (Unaudited)

7)
Net Change in Assets and Liabilities

The following provides details of the change in the carrying value of assets and liabilities, net during the three months ended September 30, 2026 (unaudited) ($ in thousands):

	Cash Activities	Remeasure- ment	Total

Cash, cash equivalents and short-term investments	$(1,603)	$-	$(1,603)
Restricted cash	269	-	269
Other assets	(621)	187	(434)
Total assets	$(1,955)	$187	$(1,768)

Accounts payable and accrued liabilities	$-	$12	$12
Accrued liquidation costs	(2,228)	(39)	(2,267)
Total liabilities	$(2,228)	$(27)	$(2,255)

Change in carrying value of assets and liabilities, net	$273	$214	$487

During the three months ended September 30, 2026, there were no distributions (declared) reversed.

Distributions payable decreased by approximately $47,000 during the three months ended September 30, 2026.

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
For the Three Months Ended September 30, 2026 and 2025 (Unaudited)

The following provides details of the distributions (declared) reversed, net during the three months ended September 30, 2025 (unaudited) ($ in thousands):

Distributions declared	$(1)
Distributions reversed	-
Distributions (declared) reversed, net	$(1)

Distributions payable increased by approximately $529,000 during the three months ended September 30, 2025. See Note 9 for additional information.

8)
Liquidation Trust Interests

The following table summarizes the Liquidation Trust Interests (rounded) for the three months ended September 30, 2026 and 2025 (unaudited):

	For the Three Months Ended September 30,
	2026		2025
Liquidation Trust Interests	Class A	Class B	Class A	Class B

Outstanding at beginning of period	11,516,157	675,951	11,515,807	675,951
Allowed claims	-	-	333	-
5% enhancement for certain allowed claims	-	-	17	-
Outstanding at end of period	11,516,157	675,951	11,516,157	675,951

At the Plan Effective Date, certain claims were disputed. As those disputed claims were resolved, additional Class A Interests and (if applicable) Class B Interests were issued on account of allowed claims and no Class A Interests or Class B Interests were issued on account of disallowed claims. As of September 30, 2025, all disputed claims were resolved.

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
For the Three Months Ended September 30, 2026 and 2025 (Unaudited)

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

There were no distributions to Interestholders declared or paid during the three months ended September 30, 2026 or 2025. Total distribution amounts may change if Interestholders that were previously deemed to have forfeited their rights to receive Class A Interest distributions subsequently respond.

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

During the three months ended September 30, 2026 and 2025, as (a) claims were resolved, (b) claims were allowed, (c) addresses for holders of uncashed distribution checks were obtained, (d) pending avoidance actions were resolved and (e) further beneficiary information was received, distributions of approximately $48,000 and $13,000, respectively, were paid to holders of Class A Interests from the restricted cash account and distributions payable were reduced by the same amount.

During the three months ended September 30, 2025, approximately $541,000 was received from the Company’s transfer agent relating to Class A Interest distribution checks that were returned or not cashed. The amount was deposited into the restricted cash account and distributions payable was increased by the same amount. No amounts were received from the transfer agent during the three months ended September 30, 2026.

During the three months ended September 30, 2025, approximately $800 of distributions were paid in excess of the amount in the restricted cash account, therefore distributions declared were increased by that amount. There were no such payments during the three months ended September 30, 2026.

10)
Related Party Transactions

The Liquidation Trustee of the Trust is entitled to receive 5% of the total gross amount recovered by the Trust from the pursuit of the Causes of Action. During the three months ended September 30, 2026, the accrued amount due to the Liquidation Trustee was reduced by approximately $40 as a result of an increase in the allowance for uncollectible settlement receivables. During the three months ended September 30, 2025, approximately $60 was accrued as an amount due to the Liquidation Trustee. As of September 30, 2026 and June 30, 2026, approximately $31,000 was payable to the Liquidation Trustee. This amount is included in accounts payable and accrued liabilities in the accompanying consolidated statements of net assets in liquidation. No amounts were paid to the Liquidation Trustee during the three months ended September 30, 2026 and 2025.

PART I.
FINANCIAL INFORMATION (CONTINUED)
Item 1.
Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2026 and 2025 (Unaudited)

Akerman LLP, a law firm based in Miami, Florida, of which the Liquidation Trustee is a partner, provides legal services to the Trust. The Liquidation Trustee of the Trust is entitled to base compensation at an hourly rate of $598.95 for calendar years 2026 and 2025 (these rates are net of a discount from his customary rates). In addition, Akerman LLP is paid for the time other professionals at the firm spend working on matters for the Company and is reimbursed for out-of-pocket expenses incurred. During the three months ended September 30, 2026 and 2025, the amounts paid to Akerman LLP for these services were approximately $24,000 and $48,000, respectively. The amounts payable to Akerman LLP for these services as of September 30, 2026 and June 30, 2026 were approximately $16,000 and $11,000, respectively. These amounts are included in accrued liquidation costs.

On May 12, 2025, the Company entered into an arrangement with Akerman LLP for the provision of legal services related to the Trust requesting a private letter ruling from the U.S. Internal Revenue Service concerning the Trust’s status as a liquidating trust under §301.7701.4(d) of the U.S. Treasury Regulations, which was required at such time in connection with the Trust's request for an extension of the termination date beyond February 15, 2027. During the three months ended September 30, 2025, the amount paid to Akerman LLP for these services was approximately $60,000. During the three months ended September 30, 2026, there were no amounts paid to Akerman LLP for these services. There were no outstanding payables to Akerman LLP as of September 30, 2026 and June 30, 2026 relating to these services.

11)
Causes of Action

One of the Trust’s liquidation activities is to litigate and/or settle Causes of Action. The Trust has also filed numerous avoidance actions. As of September 30, 2026, all Causes of Action and avoidance actions (excluding the pending actions related to the Development entity as discussed herein) have been resolved, resulting in settlement recoveries by or judgments in favor of the Trust. Additionally, since February 15, 2019 and as of September 30, 2026, the Trust has obtained default, stipulated and summary judgments related to certain avoidance actions. It is unknown at this time how much, if any, will ultimately be collected on the judgments. Therefore, the Company has not recognized any potential future recoveries from these judgments.

During the three months ended September 30, 2025, the Company recorded approximately $400 from the settlement of Causes of Action. During the three months ended September 30, 2026, the Company did not record any amounts from the settlement of Causes of Action. The Company also recorded liabilities of 5% of the settlements as amounts payable to the Liquidation Trustee and an adjustment to the allowance for uncollectible settlement installment receivables. See Note 4 for additional information about the settlement receivables, net as of September 30, 2026 and June 30, 2026.

12)
Segment Reporting

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
For the Three Months Ended September 30, 2026 and 2025 (Unaudited)

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

As of September 30, 2026, there was approximately $6,531,000 accrued for estimated costs related to the construction defect claim asserted against the Development Entity. The estimated costs are the Development Entity’s current estimate and are subject to change as additional information becomes available. As the results of the initial phase of repair and information from the related monitoring become known and the planning for the subsequent phases is finalized, additional costs may need to be accrued. The amount of the Development Entity’s ultimate exposure for the construction defect claim is currently unknown and may be materially different from the amount that has been accrued as of September 30, 2026 in the Company’s consolidated financial statements (see Note 5 for additional information). The Development Entity reviews these estimates on a quarterly basis and accrues updated cost estimates as appropriate.

PART I.
FINANCIAL INFORMATION (CONTINUED)
Item 1.
Financial Statements (Continued)

Woodbridge Liquidation Trust and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2026 and 2025 (Unaudited)

Construction Defect Insurance

The Company believes that certain costs related to the construction defect claim may ultimately be borne by third parties, including the Development Entity’s insurers, as described below. The Development Entity purchased primary and two excess coverage insurance policies covering certain risks arising out of the Development Entity’s development of the single-family home which is the subject of the construction defect claim.

As of September 30, 2026, the Development Entity has exhausted its primary and first excess layer coverage and has tendered its claim to the second excess layer insurer. As of September 30, 2026, the Development Entity has approximately $826,000 of unspent funds from its primary and first excess layer insurer. The primary and first excess layer insurer has satisfied its obligations under the relevant policies. The second excess layer insurer with a $5,000,000 policy limit has agreed to defend the Development Entity subject to a reservation of rights. Some portion of the $5,000,000 is expected to be used to pay for expert costs paid directly by the second excess layer insurer. These costs are separate and in addition to costs included in accrued liquidation costs.

14)         Subsequent Events

The Company evaluates subsequent events up until the date the unaudited consolidated financial statements are issued or are available to be issued.

Distributions

During the period from October 1, 2026 through November 13, 2026, distributions of approximately $37,000 were paid to holders of Class A Interests. Approximately $23,000 of these distributions were paid from the restricted cash account and distributions payable were reduced by the same amount and approximately $14,000 of these distributions were paid from the Trust’s general account, therefore distributions declared were increased by that amount.

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

As of September 30, 2026, the number of Liquidation Trust Interests outstanding in each class is as follows:

Class of Interest

Class A Liquidation Trust Interests	11,516,157

Class B Liquidation Trust Interests	675,951

Since the Plan Effective Date through September 30, 2026, the Wind-Down Subsidiaries have disposed of approximately 150 properties for aggregate net sales proceeds of approximately $576.80 million. As of September 30, 2026, the Company owned one real estate asset subject to a life estate with a net carrying value of approximately $0.24 million. Going forward, the Company’s most significant activity will be overseeing the resolution of the construction defect claim asserted against the Development Entity and related litigation. The Company’s most significant sources of cash are expected to be from interest income and from insurance carriers and potentially litigation proceeds from other responsible parties. The Company currently expects to complete its liquidation activities by February 15, 2028, although the Company may require additional time to facilitate the orderly liquidation of the Trust’s assets, the resolution of the construction defect claim against the Development Entity, including the resolution of the Company’s claims against its insurers and other third parties in connection with the construction defect claim, or for other reasons.

Discussion of the Company’s Operations

For the three months ended September 30, 2026

The following is a summary of the Consolidated Statement of Changes in Net Assets in Liquidation for the three months ended September 30, 2026 ($ in thousands):

Net assets in liquidation as of beginning of period	$35,857

Change in carrying value of assets and liabilities, net	487
Distributions (declared) reversed, net	-
Net change in assets and liabilities	487

Net assets in liquidation, as of end of period	$36,344

Net assets in liquidation increased by approximately $0.49 million during the three-month period ended September 30, 2026 as a result of an increase in the net carrying value of assets and liabilities.

PART I.
FINANCIAL INFORMATION (CONTINUED)
Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The components of the changes in the carrying value of assets and liabilities, net are as follows ($ in thousands):

Remeasurement of assets and liabilities, net	$214
Settlement recoveries (1)	(1)
Other (2)	274

Change in carrying value of assets and liabilities, net	$487

(1)
Net reduction of the 5% payable to the Liquidation Trustee of approximately $37 and a increase in the allowance for uncollectible settlement receivables of approximately $750.

(2)
The components of Other are as follows:

Fair Fund recoveries	$269
Miscellaneous	5
Total	$274

During the three months ended September 30, 2026, the Company:

●
Received approximately $0.27 million of Fair Fund recoveries.

●
Paid development costs of approximately $1.43 million.

●
Paid general and administrative costs of approximately $0.80 million, including approximately $0.08 million of board member fees and expenses, approximately $0.32 million of payroll and other general and administrative costs and approximately $0.40 million of professional fees.

For the three months ended September 30, 2025

The following is a summary of the Consolidated Statement of Changes in Net Assets in Liquidation for the three months ended September 30, 2025 ($ in thousands):

Net assets in liquidation as of beginning of period	$37,334

Change in carrying value of assets and liabilities, net	703
Distributions (declared) reversed, net	(1)
Net change in assets and liabilities	702

Net assets in liquidation, as of end of period	$38,036

Net assets in liquidation increased approximately $0.70 million during the three months ended September 30, 2025. This increase was due to an increase in the net carrying value of assets and liabilities of approximately $0.70 million and distributions recorded of approximately $800.

PART I.
FINANCIAL INFORMATION (CONTINUED)
Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The components of the change in the carrying value of assets and liabilities, net are as follows ($ in thousands):

Remeasurement of assets and liabilities, net	$393
Settlement recoveries (1)	1
Other (2)	309

Change in carrying value of assets and liabilities, net	$703

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

●
Recorded approximately $0.27 million from forfeited payments to non-contributing claimants in the Comerica settlement because their checks were forfeited.

●
Paid development costs of approximately $0.33 million.

●
Paid general and administrative costs of approximately $1.23 million, including approximately $0.08 million of board member fees and expenses, approximately $0.28 million of payroll and other general and administrative costs, and approximately $0.87 million of professional fees.

Liquidity and Capital Resources

Liquidity

The Company’s primary sources for meeting its capital requirements are its cash, cash equivalents and short-term investments, receipt of interest earned and liquidating its other remaining assets. The Company’s primary uses of funds are and will continue to be for distributions, if any, and costs relating to the resolution of the construction defect claim and related litigation and other costs. The Company expects to be able to adequately fund its liquidation activities over the next twelve months from its primary sources of capital; however, no assurance can be made in that regard. At this time, the amount of the liability exposure for the construction defect claim cannot be determined and may be in excess of the estimated liquidation costs accrued as of September 30, 2026.

PART I.
FINANCIAL INFORMATION (CONTINUED)
Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Capital Resources

In addition to cash, cash equivalents and short-term investments as of September 30, 2026 of approximately $55.33 million (of which approximately $0.92 million is restricted), the capital resources available to the Company are as follows:

●	Interest Earnings: During the three months ended September 30, 2026, the Company recorded interest earnings of approximately $0.19 million. Unless there is a change in the forward yield curve the Company used to estimate the interest rates to be earned or there is a change in its expected future cash balances, the Company does not expect to record a significant amount of interest earnings in the year ending June 30, 2027. At September 30, 2026, the Company had approximately $2.38 million of accrued interest recorded. The Company expects to receive approximately $1.38 million of this accrued interest during the remainder of the year ending June 30, 2027.

●
Fair Fund Recoveries: During the three months ended September 30, 2026, the Trust received approximately $269,000 of Fair Fund recoveries from the SEC. It is our understanding that the SEC is in the process of obtaining approval to disburse additional Fair Fund recoveries to the Trust.

●
Proceeds from Real Estate Transactions: As of September 30, 2026, the Company owned one real estate asset subject to a life estate with an estimated carrying value of approximately $0.24 million. Based on the remaining real estate asset of the Company, future net proceeds from the sale of real estate will be negligible as compared to the proceeds the Company has realized in prior periods.

Uses of Liquidity

The primary uses of the Company’s liquidity are to pay operating costs and costs related to construction defect claims and distributions payable. As of September 30, 2026, the Company’s total liabilities were approximately $21.61 million. The total liabilities recorded as of September 30, 2026 may not be indicative of the Company’s future cash needs, which may vary materially from the current estimate.

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

As of November 13, 2026, the Liquidation Trustee has declared eleven distributions to the Class A Interestholders. The distributions include a cash distribution on account of the then-allowed claims and a deposit that was made into a restricted cash account for amounts that are or may become payable (a) in respect of Class A Interests that may be issued in the future upon the allowance of unresolved bankruptcy claims, (b) in respect of Class A Interests on account of recently allowed claims, (c) for holders of Class A Interests who failed to cash distribution checks mailed in respect of prior distributions, (d) for distributions that were withheld due to pending avoidance actions and (e) for holders of Class A Interests for which the Trust is waiting for further beneficiary information.

The Liquidation Trustee will continue to assess the adequacy of funds held and may make additional cash distributions on account of Class A Interests but does not currently know the timing or amount of any such distribution(s), if any.

PART I.
FINANCIAL INFORMATION (CONTINUED)
Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Sections 7.6 and 7.18 of the Plan provide that distributions that have not been cashed within 180 calendar days of their issuance shall be null and void and the holder of the associated Liquidation Trust Interests “shall be deemed to have forfeited its rights to any reserved and future Distributions under the Plan,” with such amounts to become “Available Cash” of the Trust for all purposes. On February 1, 2022 and November 24, 2025, the Trust sent letters to the holders of the Class A Interests who had failed to cash distribution checks in respect of prior distributions, for which checks were issued more than 180 days prior to the date of the letter. The letter informed each recipient that, unless the Trust was contacted on or before February 28, 2022 and December 31, 2025, respectively, such recipient’s reserved and future distributions would be deemed forfeited in accordance with the Plan. The Trust provided this final notice simply as a one-time courtesy and reserves its rights to strictly enforce the Plan’s forfeiture provisions, and any other provision of the Plan, against any person (including any recipient of the final notice) at any time in the future, without further notice.

The following tables summarize the distributions declared to Interestholders1, distributions paid and the activity in the restricted cash account for the periods from February 15, 2019 (inception) through September 30, 2026 and from February 15, 2019 (inception) through November 13, 2026:

			During the Period from February 15, 2019 (inception) through September 30, 2026 ($ in Millions)			During the Period from February 15, 2019 (inception) through November 13, 2026 ($ in Millions)
	Date Declared	$ per Class A Interest	Total Declared	Paid	Restricted Cash Account	Total Declared	Paid	Restricted Cash Account

Distributions Declared
First	3/15/2019	$3.75	$44.70	$42.32	$2.38	$44.70	$42.32	2.38
Second	1/2/2020	4.50	53.44	51.20	2.24	53.44	51.20	2.24
Third	3/31/2020	2.12	25.00	24.19	0.81	25.00	24.19	0.81
Fourth	7/13/2020	2.56	29.97	29.24	0.73	29.97	29.24	0.73
Fifth	10/19/2020	2.56	29.96	29.21	0.75	29.96	29.21	0.75
Sixth	1/7/2021	4.28	50.01	48.67	1.34	50.01	48.67	1.34
Seventh (a)	5/13/2021	2.58	30.04	29.35	0.69	30.04	29.35	0.69
Eighth	10/8/2021	3.44	40.02	39.14	0.88	40.02	39.14	0.88
Ninth	2/4/2022	3.44	39.98	39.15	0.83	39.98	39.15	0.83
Tenth	6/15/2022	5.63	65.02	64.19	0.83	65.02	64.19	0.83
Eleventh	5/10/2023	2.18	25.02	24.90	0.12	25.02	24.90	0.12
Subtotal		$37.04	$433.16	$421.56	$11.60	$433.16	$421.56	$11.60

Distribution Adjustments
Disallowed/cancelled (b)		(6.74)		(6.74)
Returned (c)		1.28		1.28
Forfeited (d)		(1.50)		(1.50)
Subtotal		(6.96)		(6.96)

Distributions Paid from Reserve Account (e)		(4.00)		(4.02)

Distributions Payable, Net	as of 9/30/2026:	$0.64	as of 11/13/2026:	$0.62

Distributions Paid from the Trust's general account (f)	as of 9/30/2026:	$-	as of 11/13/2026:	$(0.01)

(a)
The seventh distribution included the cash the Trust received from Fair Funds.
(b)
As a result of claims being disallowed or Class A Interests cancelled.
(c)
Distribution checks returned or not cashed from distributions payable balance.
(d)
Distributions forfeited as Interestholders did not cash checks that were over 180 days old.
(e)
Paid as claims are allowed or resolved.
(f)
Distributions paid to Interestholders for previously reversed distributions.

Since its inception, the Company has made substantial progress toward completion of its liquidation activities and has liquidated all but one real estate asset with a net carrying value of approximately $0.24 million and subject to a life estate. Holders of Liquidation Trust Interests are advised that given the pending construction defect claim, in particular, the Trust is unable to estimate the timing and amount of future distributions, if any. At this time, it is unlikely that there will be another distribution, if any, to Interestholders until the construction defect claim and its related litigation are resolved and the Trust is unable to predict when this will occur.

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

In connection with the preparation of our Form 10-Q, our management and the Liquidation Trustee assessed the effectiveness of our internal control over financial reporting as of September 30, 2026. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on its assessment, our management and the Liquidation Trustee believe that, as of September 30, 2026, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Trust Litigation - Avoidance Actions

The Trust has pursued over 500 avoidance actions, all of which have been resolved. As of November 13, 2026, the Trust has entered into settlements in approximately 254 legal actions. In addition, as of November 13, 2026, the Trust has settled approximately 245 potential avoidance claims for which litigation was not filed. Since inception and as of November 13, 2026, the resolution of avoidance actions has resulted in aggregate settlements of approximately $22.89 million of cash payments made or due to the Trust and approximately $11.28 million in reductions of claims against the Trust. Additionally, as of November 13, 2026, the Trust has collected approximately $0.07 million from judgments resulting from the resolution of avoidance actions and is pursuing the collection of approximately $15.26 million of additional judgments. Approximately $158.84 million of judgments are considered uncollectible. It is unknown at this time how much, if any, will ultimately be collected on these judgments, as stipulated, default and summary judgments are commonly obtained where the defendant has insufficient assets, if any, to satisfy a judgment.

The Trust prosecuted numerous legal actions to recover fraudulent transfers and other funds subject to recovery by the bankruptcy estate. As of November 13, 2026, all of these actions have been resolved. To the extent actions for fraudulent transfer and fraud are being pursued by the SEC against former agents of the Debtors, it is the Trust’s understanding that any recoveries obtained by the SEC will be transmitted to the Trust pursuant to a Fair Fund established by the SEC. During the period from July 1, 2026 through November 13, 2026, the Trust received approximately $269,000 of Fair Fund recoveries from the SEC. It is our understanding that the SEC is in the process of obtaining approval to disburse additional Fair Fund recoveries to the Trust.

Wind-Down Group Litigation

As disclosed above, during the year ended June 30, 2023, a construction defect claim was asserted against the Development Entity by the buyer of a single-family home sold by the Development Entity for approximately $60 million. The Company believes that all or substantially all of the alleged construction defects are attributable to work performed by third parties. The following is a summary of the two legal proceedings commenced by the Development Entity in connection with the construction defect claim:

●
On May 28, 2024, the Development Entity filed a lawsuit in Los Angeles Superior Court against 13 different parties that it alleges are responsible for the alleged construction defects. The lawsuit seeks, among other relief, contribution from these parties for the costs that the Development Entity has incurred, and may incur, in connection with the investigation and repair of the construction defect claim. Based on further investigation after filing of the complaint, the Development Entity dismissed three defendants without prejudice. A mediation was held on February 20, 2025. The parties agreed to allow each other time to gather and exchange information, as needed. A Case Management Order for the timeline of discovery was filed on September 30, 2026. Additional mediation is targeted to take place in April 2027.

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

PART II.
OTHER INFORMATION (CONTINUED)

Item 1A.
Risk Factors

Please see the applicable risks in Item 1A of our Annual Report on Form 10-K filed with the SEC on September 25, 2026.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

In accordance with the Plan, all Liquidation Trust Interests have been issued without registration under the Securities Act. The Liquidation Trust Interests have been issued only to holders of allowed claims in Class 3, Class 4, and Class 5 under the Plan entirely in exchange for such claims. See “Item 1. Business - D. Plan Provisions Regarding the Company - 2. Treatment under the Plan of holders of claims against and equity interests in the Debtors” of our Annual Report on Form 10-K filed with the SEC on September 25, 2026. During the period from February 15, 2019 (inception) through September 30, 2026, the Trust has issued an aggregate of 11,545,103 Class A Interests and an aggregate of 678,123 Class B Interests. As of September 30, 2026, the Trust had 11,516,157 Class A Interests and 675,951 Class B Interests outstanding. All Liquidation Trust Interests were issued on the Plan Effective Date or from time to time thereafter as soon as practicable as and when claims in Class 3, Class 4 or Class 5 have become allowed.

During the three months ended September 30, 2026, the Trust did not issue any Liquidation Trust Interests.

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

Item 3.
Defaults upon Senior Securities

None.

Item 4.
Mine Safety Disclosures

None.

Item 5.
Other Information

None.

PART II.
OTHER INFORMATION (CONTINUED)
Item 6.
Exhibits

Exhibit Number and Description

2.1	First Amended Joint Chapter 11 Plan of Liquidation of Woodbridge Group of Companies, LLC and its Affiliated Debtors dated August 22, 2018, incorporated herein by reference to the Registration Statement on Form 10 filed by the Trust on October 25, 2019.

3.1	Certificate of Trust of Woodbridge Liquidation Trust dated February 14 and effective February 15, 2019, incorporated herein by reference to the Registration Statement on Form 10 filed by the Trust on October 25, 2019.

3.2	Liquidation Trust Agreement of Woodbridge Liquidation Trust dated February 15, 2019, as amended by Amendment No. 1 dated August 21, 2019 and Amendment No. 2 dated September 13, 2019, incorporated herein by reference to the Registration Statement on Form 10 filed by the Trust on October 25, 2019.

3.3	Amendment No. 3 to Liquidation Trust Agreement dated as of November 1, 2019, incorporated herein by reference to Amendment No. 1 to Registration Statement on Form 10 filed by the Trust on December 13, 2019.

3.4	Amendment No. 4 to Liquidation Trust Agreement dated as of February 5, 2020, incorporated herein by reference to the Current Report on Form 8-K filed by the Trust on February 6, 2020.

3.5	Amendment No. 5 to Liquidation Trust Agreement dated as of May 9, 2024, incorporated herein by reference to Form 10-Q filed by the Trust on May 13, 2024.

3.6	Amendment No. 6 to Liquidation Trust Agreement dated as of October 17, 2025, incorporated herein by reference to the Current Report on Form 8-K filed by the Trust on October 24, 2025.

3.7	Amendment No. 7 to Liquidation Trust Agreement dated as of July 28, 2026 incorporated herein by reference to the Current Report on Form 8-K filed by the Trust on July 30, 2026.

3.8	Amended and Restated Bylaws of Woodbridge Liquidation Trust effective August 21, 2019, incorporated herein by reference to the Registration Statement on Form 10 filed by the Trust on October 25, 2019.

10.1	Limited Liability Company Agreement of Woodbridge Wind-Down Entity LLC dated February 15, 2019, incorporated herein by reference to the Registration Statement on Form 10 filed by the Trust on October 25, 2019.

10.2	First Amendment to Limited Liability Agreement of Woodbridge Wind-Down Entity LLC dated November 30, 2022, incorporated herein by reference to the Current Report on Form 8-K filed by the Trust on December 1, 2022.

10.3	Second Amendment to Limited Liability Agreement of Woodbridge Wind-Down Entity LLC dated as of March 27, 2023, incorporated herein by reference to the Current Report on Form 8-K filed by the Trust on March 29, 2023.

10.4	Third Amendment to Limited Liability Agreement of Woodbridge Wind-Down Entity LLC dated as of April 28, 2023, incorporated herein by reference to the Current Report on Form 8-K filed by the Trust on May 1, 2023.

10.5	Indemnification Agreement dated November 12, 2019 between Woodbridge Wind-Down Entity LLC and Marion W. Fong, incorporated herein by reference to Amendment No. 1 to Registration Statement on Form 10 filed by the Trust on December 13, 2019.

10.6	Part-Time Employment Agreement dated November 30, 2022 between Woodbridge Wind-Down Entity and Marion W. Fong, incorporated herein by reference to the Current Report on Form 8-K filed by the Trust on December 1, 2022.

10.7	Part-Time Employment Agreement dated November 30, 2022 between Woodbridge Wind-Down Entity and David Mark Kemper, incorporated herein by reference to the Current Report on Form 8-K filed by the Trust on December 1, 2022.

10.8	Indemnification Agreement dated November 12, 2019 between Woodbridge Wind-Down Entity LLC and David Mark Kemper, incorporated herein by reference to Amendment No. 1 to Registration Statement on Form 10 filed by the Trust on December 13, 2019.

10.09	Stipulation and Settlement Agreement between the United States and Woodbridge Liquidation Trust, as approved by order of the United States Bankruptcy Court for the District of Delaware entered September 17, 2020, incorporated herein by reference to the Form 10-K filed by the Trust on September 28, 2020.

31.1*	Certification of Liquidation Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Liquidation Trustee pursuant to 18 U.S.C. 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Findings of Fact, Conclusions of Law, and Order Confirming the First Amended Joint Chapter 11 Plan of Liquidation of Woodbridge Group of Companies, LLC and its Affiliated Debtors, entered October 26, 2018, incorporated herein by reference to the Registration Statement on Form 10 filed by the Trust on October 25, 2019.

101	The following financial statements from the Woodbridge Liquidation Trust Quarterly Report on Form 10-Q for the three months ended September 30, 2026, formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated statements of net assets in liquidation as of September 30, 2026 and June 30, 2026, (ii) consolidated statements of changes in net assets in liquidation for the three months ended September 30, 2026 and 2025, (iii) the notes to the consolidated financial statements. XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Woodbridge Liquidation Trust

Date: November 13, 2026	By:	/s/ Michael I. Goldberg

Michael I. Goldberg,
Liquidation Trustee